Form 10QSB
period 1998-04-30
SMARTIRE SYSTEMS INC
filed 1998-06-17
CIK 1057293

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                     FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act 0f 1934 for the quarterly period ended April 30, 1998.

[ ] Transition report under section 13 or 15(d) of the Exchange Act For the
transition period from         to
                       -------    --------

                            Commission file number 0-29248
                 SmarTire Systems Inc. (Formerly UniComm Signal Inc.)
          (Exact Name of Small Business Issuer as Specified in Its Charter)

          British Columbia, Canada                  Not Applicable
     (State or Other Jurisdiction of                   (I.R.S. Employer
        Incorporated or Organization)             Identification No.)

             150-13151 Vanier Place, Richmond, British Columbia,  V6V 2J1
                       (Address of Principal Executive Offices)

                                    (604) 276-9884
                   (Issuer's Telephone Number, Including Area Code)

                                    Not Applicable
      (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                       Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----    -----

As of April 30, 1998, the Company had 8,989,296 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes        No   X
    -----     -----

                                SMARTIRE SYSTEMS INC.
                                        INDEX

PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEETS (UNAUDITED) -
               APRIL 30, 1998 AND JULY 31, 1997.

               CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT (UNAUDITED) - THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1998 AND 1997.

               CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION (UNAUDITED) - NINE MONTHS ENDED APRIL 30, 1998 AND 1997.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1998 AND 1997.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PART II. OTHER INFORMATION

     ITEM 2.   CHANGES IN SECURITIES

     ITEM 5.   OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     SMARTIRE SYSTEMS INC.

     (FORMERLY UNICOMM SIGNAL INC.)

     Consolidated Financial Statements (Unaudited)

     Three Months and Nine Months ended April 30, 1998 and 1997









     INDEX
                                                                    Page
                                                                    ----
     FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                      1

     Consolidated Statements of Loss and Deficit                      2

     Consolidated Statements of Changes in Financial Position         3

     Notes to Consolidated Financial Statements                       4


SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in Canadian Dollars)

(Unaudited)


-------------------------------------------------------------------------------
                                                       April 30,       July 31,
                                                            1998           1997
-------------------------------------------------------------------------------

ASSETS
Current assets
   Cash                                             $  5,231,432    $    69,761
   Subscription Receivable (Note 3)                    5,148,000              -
   Receivables                                           211,649        109,241
   Inventory                                             949,059        699,619
   Prepaids                                               52,375         46,582
   Supplier prepayments                                  727,000              -
-------------------------------------------------------------------------------
                                                      12,319,515        925,203
Capital assets                                           601,120        556,332
Other assets                                             658,031      1,168,042
-------------------------------------------------------------------------------
                                                    $ 13,578,666    $ 2,649,577
-------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY OF ASSETS OVER LIABILITIES)

Current liabilities
   Payables and accruals                            $    763,611    $ 2,027,903
   Current portion of long-term debt (note 3)            268,506        207,861
-------------------------------------------------------------------------------
                                                       1,032,117      2,235,764
Long term debt (note 3)                                        -      2,473,362

Shareholders' equity (deficiency of assets
   over liabilities)
   Share capital (note 4)                             32,553,451     11,707,260
   Equity component of convertible
      debt (note 5)                                       42,160        840,402
   Deficit                                           (20,049,062)   (14,607,211)
-------------------------------------------------------------------------------
                                                      12,546,549     (2,059,549)


-------------------------------------------------------------------------------
                                                    $ 13,578,666    $ 2,649,577
-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Loss and Deficit
(Expressed in Canadian Dollars)


(Unaudited)

----------------------------------------------------------------------------------------------------
                                                 Three Months Ended            Nine Months Ended
                                              April 30,      April 30,      April 30,      April 30,
                                                   1998           1997           1998           1997
----------------------------------------------------------------------------------------------------
Revenue                                    $    359,729   $    240,849   $  1,364,079   $    471,853

Cost of goods sold                              274,979        169,171      1,048,327        334,716
----------------------------------------------------------------------------------------------------

                                                 84,750         71,678        315,752        137,137

Expenses
   Depreciation and amortization                165,146        157,810        489,006        338,371
   General and administrative                   885,751        359,313      1,701,743      1,230,119
   Interest and finance charges                  66,842         68,978      1,243,870        108,937
   Marketing                                    701,698         44,491      1,372,030        135,781
   Research and development                     313,814        336,149        950,954        649,254
----------------------------------------------------------------------------------------------------

                                              2,133,251        966,741      5,757,603      2,462,462

Net loss                                     (2,048,501)      (895,063)    (5,441,851)    (2,325,325)

Deficit, beginning of period                (18,000,561)   (11,914,100)   (14,607,211)   (10,483,838)
----------------------------------------------------------------------------------------------------

Deficit, end of period                     $(20,049,062)  $(12,809,163)  $(20,049,062)  $(12,809,163)


Loss per share                             $      (0.32)  $      (0.25)  $      (0.86)  $      (0.64)
----------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Changes in Financial Position
(Expressed in Canadian Dollars)


(Unaudited)

--------------------------------------------------------------------------------
                                                         Nine Months Ended
                                                     April 30,      April 30,
                                                         1998           1997
--------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN)

Operations
     Net loss                                   $  (5,441,851)   $  (2,325,325)
     Depreciation and amortization                    489,006          338,371
     Changes in non-cash working capital           (2,348,933)          49,629
     ---------------------------------------------------------------------------

                                                   (7,301,778)      (1,937,325)
Financing
     Repayment of long-term debt                     (977,861)            -
     Convertible debentures                         2,162,652        2,856,000
     Share capital issued                          20,846,191          661,069
     Conversion of debentures to share capital     (4,237,994)         (18,000)
     Subscription receivable (Note 3)              (5,148,000)            -
     ---------------------------------------------------------------------------

                                                   12,644,988        3,499,069

Investing
     Capital assets                                  (167,539)        (176,665)
     Other assets                                     (14,000)            -
     Acquisition of tire monitoring assets               -          (1,215,000)
     ---------------------------------------------------------------------------

                                                     (181,539)      (1,391,665)
--------------------------------------------------------------------------------

Increase in cash                                    5,161,671          170,079

Cash, beginning of period                              69,761          102,755
--------------------------------------------------------------------------------

Cash, end of period                             $   5,231,432    $     272,834
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

Three Months and Nine Months ended April 30, 1998 and 1997 (Unaudited)

--------------------------------------------------------------------------------

1.   FUTURE OPERATIONS

     SmarTire Systems Inc. is a Canadian company. The Company and its subsidiaries develop and market products incorporating wireless data transmission and processing technologies, primarily for the commercial vehicle and automotive markets. The Company's primary product is a wireless tire monitoring system which it currently markets for use on commercial and passenger vehicles, off-road heavy equipment and other pneumatic tire applications.

     These financial statements are prepared on a going-concern basis which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The application of the going-concern concept is dependent upon the Company's ability to successfully develop and market products to generate future profitable operations, and its ability to obtain adequate sources of financing from its lenders, shareholders and other investors as required. Operations from current and prior periods did
     not generate positive cash flow from operations.   There is no assurance
     that the Company will be successful in generating profitable operations or that adequate sources of financing will be available when needed.


2.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  BASIS OF PRESENTATION

     These financial statements include the accounts of the Company and its wholly-owned subsidiaries, SmarTire USA Inc., SmarTire (Europe) Limited and Delta Transportation Products Ltd.

     The unaudited interim financial statements have been prepared in Canadian dollars in accordance with generally accepted accounting principles in Canada and generally conform with those established in the United States, except as explained in note 8. The unaudited interim financial statements should be read in conjunction with the audited annual financial statements.

     In the opinion of management, the unaudited interim financial statements contain all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods.

     (b)  CASH

     Cash includes cash on account, demand deposits and short-term investments with maturities of less than three months.

     (c)  INVENTORY

     Inventory is valued at the lower of cost and net realizable value. Cost is determined using the weighted average cost method and includes invoice cost, duties and freight, plus direct labor applied to the product and the applicable share of manufacturing overhead.

     (d)  CAPITAL ASSETS

     Capital assets are recorded at cost. Depreciation is provided for on the declining balance basis at 30% per annum. Leasehold improvements are depreciated over the term of the lease plus one renewal option period.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Three Months and Nine Months ended April 30, 1998 and 1997 (Unaudited)
--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (e)  DEFERRED AND PATENT COSTS

     Research costs are expensed as incurred. Development costs and patent costs, which are included in other assets, that are expected to provide future benefits with reasonable certainty are deferred and amortized over the useful life of the products to a maximum of three years. Other development costs that do not meet these criteria are expensed as incurred.

     (f)  REVENUE RECOGNITION

     Revenue from sales is recognized when goods are shipped to customers.

     (g)  LOSS PER SHARE

     Basic loss per share computations are based on the weighted average number of shares outstanding during the period. The stock options and warrants outstanding (note 5(f)) are antidilutive. Accordingly, fully diluted loss per share does not differ from basic loss per share for the periods presented herein.

     (h)  FOREIGN EXCHANGE

     Monetary items denominated in foreign currency are translated to Canadian dollars at exchange rates in effect at the balance sheet date and non-monetary items are translated at rates of exchange in effect when the assets were acquired or obligations incurred. Revenues and expenses are translated at rates in effect at the time of the transactions. Foreign exchange gains and losses are included in income.

     (i)  ADVERTISING EXPENSES

     Advertising expenses are expensed as incurred.


3.   SUBSCRIPTION RECEIVABLE

     On April 20, 1998, TRW Inc. of Cleveland, Ohio subscribed for an equity private placement of 900,000 units at a price of US $4.00 per unit for gross proceeds of US $3.6 million, subject only to regulatory approval. Each unit consisted of one common share and one two-year non-transferable common share purchase warrant. Each warrant entitles TRW to purchase one additional common share at a price of US$4.00 in the first year or US$4.60 per share in the second year. Regulatory approval was received on April 30, 1998 and the subscription funds were placed in trust on May 8, 1998, pending delivery of the share and warrant certificates. The funds were released to the Company from trust on May 15, 1998.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Three Months and Nine Months ended April 30, 1998 and 1997 (Unaudited)


------------------------------------------------------------------------------------------------------
4.   LONG-TERM DEBT
     -------------------------------------------------------------------------------------------------
                                                                           April 30,          July 31,
                                                                                1998              1997
     -------------------------------------------------------------------------------------------------
     Western Economic Diversification Program, unsecured,
       repayable in monthly instalments of the greater of
       $1,000 or 1% of gross sales of the prior month, plus
       supplemental payments of 1% of new equity funds
       raised since August 1, 1995.                                        $        -     $    28,743
     Western Economic Diversification Program, repayable
       in monthly instalments of the greater of $4,000 or 4%
       of gross sales of the prior month, plus supplemental
       payments of 1% of new equity raised since August 1, 1995.                    -         164,718
     Class B redeemable debenture with a face value of
       $Nil (July 31,1997-$14,400) bearing interest at 12% per
       annum, secured by a floating charge on certain assets
       of the Company, due December 9, 1997.                                        -          14,400
     Class C redeemable debenture with a face value
       of $136,600 (July 31, 1997 - $136,600) bearing interest at 10%
       per annum, secured by a floating charge on certain assets
       of the Company, due July 24, 2000, convertible by the
       lender at any time prior to repayment, into units, each unit comprised of 1 common share and 1 common share
       purchase warrant, at $12.00 per unit until July 24,
       1998.  Each warrant entitles the holder to purchase
       one common share at a price ranging from $5.20 to $16.00
       at dates between July 25, 1997 and July 24, 2000.                      136,600         136,600
     Class D redeemable debenture with a face value of $160,000
       (July 31, 1997 - $1,134,000) bearing interest at 6% per
       annum, secured by a floating charge on certain assets of
       the Company, due November 1, 1999, convertible by
       the lender at any time prior to repayment, into units,
       each unit comprised of 1 common share and
       1 common share purchase warrant, at $4.40 per unit until
       November 1, 1997, $5.20 per unit until November 1, 1998,
       and $6.00 per unit until November 1, 1999.  Each warrant
       entitles the holder to purchase one common share at a price ranging $5.20 to $12.00 at dates between November 2, 1996
       and November 1, 2001.                                                  131,906         912,454
     Class F redeemable debenture with a face value of $ Nil
       (July 31, 1997 - $1,722,000) bearing interest at 10% per
       annum, secured by a floating charge on certain assets of
       the Company, due February 28, 2000, convertible by the
       lender at any time prior to repayment, into units, each unit comprised of 1 common share and 1 common share
       purchase warrant, at $2.80 per unit until February 28, 1998,
       $3.60 per unit until February 28, 1999, and $4.40 per unit until
       February 28, 2000.  Each warrant entitles the holder to
       purchase one common share at a price ranging from
       $2.80 to $5.20 at  dates between March 1, 1997
       and February 28, 2002.                                                       -       1,262,153
     -------------------------------------------------------------------------------------------------
     Carried forward                                                       $  268,506     $ 2,519,068
     -------------------------------------------------------------------------------------------------


SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Three Months and Nine Months ended April 30, 1998 and 1997 (Unaudited)

------------------------------------------------------------------------------------------------------

4.   LONG-TERM DEBT, CONTINUED

     -------------------------------------------------------------------------------------------------
                                                                           April 30,      July 31,
                                                                                1998          1997
     -------------------------------------------------------------------------------------------------
     Brought forward                                                      $   268,506     $ 2,519,068

     Class G redeemable debenture with a face value of $ Nil
       (July 31, 1997 - $178,000) bearing interest at 10% per
       annum, secured by a floating charge on certain assets of
       the Company, due May 1, 2000, convertible by the lender
       at any time prior to repayment, into units, each unit comprised of 1 common share and 1 common share purchase warrant,
       at $2.80 per unit until May 1, 1998, $3.60 per unit until May 1,
       1999, and $4.40 per unit until May 1, 2000.  Each warrant
       entitles the holder to purchase one common share at a price ranging from $2.80 to $5.20 at dates between May 1, 1997
       and May 1, 2002.                                                             -         162,155

     -------------------------------------------------------------------------------------------------

                                                                              268,506       2,681,223
     Less:  current portion                                                   268,506         207,861
     -------------------------------------------------------------------------------------------------
                                                                          $       Nil     $ 2,437,362
     -------------------------------------------------------------------------------------------------




     During the nine month periods ended April 30, 1998 and 1997, the Company paid interest on long term debt of $1,243,870 and $108,937 respectively.


5.   SHARE CAPITAL

     (a)  Authorized

          (i)   Common shares:      200,000,000 (1997 - 200,000,000) without
                                    par value
          (ii)  Preferred shares:   20,000 (1997 - 20,000) with par value of
                                    $1,000 per share

          During fiscal 1997, the Company increased the authorized capital from 50,000,000 common shares without par value to 200,000,000 common shares without par value.

          During fiscal 1996, the Company authorized 20,000 preferred shares with a par value of $1,000 per share.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Three Months and Nine Months ended April 30, 1998 and 1997 (Unaudited)


--------------------------------------------------------------------------------

5.   SHARE CAPITAL, CONTINUED

     (b)  The subscribed and issued share capital of the Company is as follows:
     ---------------------------------------------------------------------------
                                                           Common
                                                           Shares        Amount
     ---------------------------------------------------------------------------
     Balance at July 31, 1997                           3,600,898  $ 11,707,260

     Issued during the period ended April 30, 1998
       Cash (net of issuance costs of $855,500)         2,175,000     7,844,500
       Exercise of stock options                          446,450     1,420,696
       Exercise of warrants                               605,703     2,382,967
       Conversion of convertible debentures             1,261,245     4,033,028
       Shares subscribed for in April 1998 and issued
         in May 1998                                      900,000     5,165,000
     ---------------------------------------------------------------------------

     Balance at April 30, 1998                          8,989,296  $ 32,553,451
--------------------------------------------------------------------------------


     (c) During the nine month period ended April 30, 1998, convertible debentures with a principal component of $3,347,171 and an equity component of $890,814 were converted to 1,261,245 common shares net of related share issuance costs of $204,957.

     (d) The Company effected a reverse stock split of 1 to 8 effective December 24, 1997. At that time, all outstanding common shares, convertible securities, common share purchase warrants, and common share purchase options were proportionately adjusted to reflect the consolidation. All references to share capital within the financial statements are on a post-consolidation basis.

     (e)  Shares held in escrow

     A total of 181,250 (July 31, 1997 - 181,250) shares are held in escrow, to be released only with the consent of the governing regulatory authorities. These shares carry voting rights but are restricted from trading subject to an earn-out provision based on a formula acceptable to the governing regulatory authorities and until consent is obtained.

     An additional 250,000 treasury shares have been reserved for future allotment and issuance, subject to an earn-out provision based on cash flow as defined in the earn-out agreement.

     The shares held in escrow and the allotted treasury shares are scheduled to expire May 23, 1999.

     (f)  Stock options and warrants, and convertible debentures.

     As at April 30, 1998 stock options were outstanding for 659,425 (July 31, 1997 - 349,375) common shares of the Company. These options are exercisable by the holders at prices ranging from $2.61 to $4.58 (July 31, 1997 - $2.88 to $3.20) per share and expire on various dates from 1997 to 2003.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Three Months and Nine Months ended April 30, 1998 and 1997 (Unaudited)

--------------------------------------------------------------------------------

5.   SHARE CAPITAL, CONTINUED

     As at April 30, 1998, warrants were outstanding for 3,880,609 (July 31, 1997 - 463,770) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $2.80 to $6.60 (July 31, 1997 - $4.00 to $8.00) per share which expire on various dates until 1999.

     As at April 30, 1998, convertible debentures (note 4) were outstanding that may be converted into 84,305 (July 31, 1997 - 1,895,364) common shares of the Company at prices ranging from $5.20 to $12.00 (July 31, 1997 - $2.80 to $12.00) per share and expire on various dates from 1998 to 2002.


6.   FINANCIAL INSTRUMENTS AND SIGNIFICANT ESTIMATES

     (a)  FAIR VALUE DISCLOSURE

     The carrying value of cash, receivables, and payables and accruals approximate fair value due to the short-term maturity of these instruments.

     The fair value of long-term debt subject to fixed interest rates is estimated by discounting the future cash flows, including interest payments, using rates currently available for debt of similar terms and maturity, based on the Company's credit standing and other market factors. The carrying value was determined to approximate their fair value given the proximity of their issuance to the balance sheet date. The fair value of long-term debt subject to floating market rates approximates its carrying value.

     (b)  CREDIT RISK

     The Company does not have a significant exposure to any individual customer, however, the majority of the Company's activities are concentrated in the automotive industry and sales are substantially to United States customers.

     (c)  CONVERTIBLE DEBT INSTRUMENTS

     The Company records the liability component of a financial instrument (determined to be the net present value of the principal) and the equity component separately on the balance sheet. Interest is recorded at the estimated market interest rate, determined at issuance date, for instruments of comparable credit status but without the conversion option.

     (d)  SIGNIFICANT ESTIMATES

     Management of the Company follows a policy of using significant estimates related to establishing the recoverability of its assets including inventory, capital assets and other assets and the likelihood of contingent payables. These criteria are evaluated periodically by management and are amended as the related operations progress. Management applies the results of operations to the criteria to determine whether there is a permanent impairment in value of the assets or the existence of a liability.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Three Months and Nine Months Ended April 30, 1998 and 1997 (Unaudited)

--------------------------------------------------------------------------------

7.   SUBSEQUENT EVENTS

     (a) On May 5, 1998, the Company completed a product licensing agreement with Advantage Enterprises Inc. ("Advantage") granting the Company the exclusive worldwide rights to market a new Low Pressure Warning Device ("LPWD") to be manufactured by Advantage. The Company also purchased the rights to all existing tire monitoring products owned by Advantage. US $200,000 was paid upon closing for the existing tire monitoring products. If the new LPWD is ready for production, as defined in the agreement, by July 1, 1998 the Company will pay an additional US $500,000 for the rights to market the new LPWD for six years from the date the new LPWD is ready for production. The US $500,000 payment will be reduced by US $2,500 per day for each day that the product is not ready for production after July 1, 1998. The Company must purchase the following number of units, subject to proration if the LPWD is not ready for production by July 1, 1998, to retain its exclusivity under the agreement:


               Year               Units
               ----               -----

               1998               50,000

               1999              100,000

               2000              120,000

               2001              144,000

               2002              172,000

               2003              207,000


     (b) On May 11, 1998, the Company provided redemption notice to holders of its Class C Convertible Debenture, having a face value of $136,600. Under the terms of the debenture, the holders had 10 days to convert the debenture into units of common shares and common share purchase warrants, rather than be redeemed. At May 22, 1998 the Company had received notice that the balance of $136,600 would be converted into 11,383 common shares and 11,383 common share purchase warrants.

     (c) On May 11, 1998, the Company provided redemption notice to holders of its Class D Convertible Debenture, having a face value of $160,000. Under the terms of the debenture, the holders had 30 days to convert the debenture into units of common shares and common share purchase warrants, rather than be redeemed. At June 9, 1998 the Company had received notice that the balance of $160,000 would be converted into 30,769 common shares and 30,769 common share purchase warrants.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Three Months and Nine Months ended April 30, 1998 and 1997 (Unaudited)

--------------------------------------------------------------------------------

8.   UNITED STATES ACCOUNTING PRINCIPLES

     (a)  LOSS AND DEFICIT

     The Company's financial statements have been prepared in accordance with Canadian Generally Accepted Accounting Principles ("GAAP"). A reconciliation of financial statement amounts from Canadian GAAP to United States GAAP is as follows:


     ---------------------------------------------------------------------------------------
                                                                    Nine Months Ended
                                                               April 30,          April 30,
     ($000's)                                                     1998               1997
     ---------------------------------------------------------------------------------------
     Net loss in accordance with Canadian GAAP                 $ (5,425)           $ (2,325)
     Effects of differences in accounting for:
       Research and development costs (b)                          (138)               (139)
       Interest expense on convertible debt                        (473)                  -
     ---------------------------------------------------------------------------------------


     Net loss in accordance with United States GAAP              (5,760)             (2,186)
     Beginning deficit in accordance with United States GAAP    (14,914)            (10,883)
     ---------------------------------------------------------------------------------------

     Ending deficit in accordance with United States GAAP      $(20,674)           $(13,069)
     ---------------------------------------------------------------------------------------


     (b)  RESEARCH AND DEVELOPMENT COSTS

     United States GAAP require that all development costs be charged to expense when incurred. Applying United States GAAP, other assets would be reduced by approximately $110,000 and $222,000 as at April 30, 1998 and July 31, 1997, respectively.

     (c)  CONVERTIBLE DEBT

     Under Canadian GAAP, a value is assigned to the conversion feature of debt convertible to equity. Under United States GAAP, a value is assigned to the conversion feature of debt convertible to equity if the conversion rate is less than the market price of the common stock at the date of issuance. Applying United States GAAP, total long-term debt would increase by approximately $28,094 (July 31, 1997 - $279,000), and shareholder's equity would increase by $444,906 (July 31, 1997 - decrease by $220,000) as at April 30, 1998 and interest expense would increase by approximately $473,000 (July 31, 1997 - $59,000).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Three Months and Nine Months ended April 30, 1998 and 1997 (Unaudited)

--------------------------------------------------------------------------------

8.   UNITED STATES ACCOUNTING PRINCIPLES, CONTINUED

     (d)  LOSS PER SHARE

     The weighted average number of shares and loss per share under United States GAAP are as follows:


     ---------------------------------------------------------------------------
                                                          Nine Months Ended
                                                       April 30,      April 30,
                                                           1998           1997
     ---------------------------------------------------------------------------
     Weighted average number of shares                6,113,847       3,427,000
     Loss per share                                $      (0.94)   $      (0.64)
     ---------------------------------------------------------------------------


     Loss per share is computed based on the weighted average number of common shares outstanding during the period plus common share equivalents. Contingently returnable shares held in escrow have been excluded from the calculation of weighted average number of shares under United States generally accepted accounting principles. Under Canadian GAAP, contingently returnable shares held in escrow are included in the calculation of weighted average number of shares.

     (e)  STATEMENT OF CHANGES IN FINANCIAL POSITION

     United States GAAP requires the effect of non-cash working capital balances be disclosed in the statement of cash flows and the effect of non-cash financing and investing transactions excluded from the statement of cash flows.

     The changes in non-cash working capital balances related to operating activities include:

     ---------------------------------------------------------------------------
                                                           Nine Months Ended
                                                       April 30,      April 30,
                                                           1998           1997
     ---------------------------------------------------------------------------
     Decrease (increase) in assets
        Receivables                               $   (102,408)    $   173,474
        Supplier prepayments                          (727,000)              -
        Inventory                                     (249,440)       (114,688)
        Prepaids                                        (5,793)       (110,577)
     Increase in liabilities
        Payables and accruals                       (1,264,292)        101,420
     ---------------------------------------------------------------------------
                                                  $ (2,348,933)    $    49,629
     ---------------------------------------------------------------------------


SMARTIRE SYSTEMS INC.

(Expressed in Canadian Dollars)

Three Months and Nine Months ended April 30, 1998 and 1997 (Unaudited)

--------------------------------------------------------------------------------

8.   UNITED STATES ACCOUNTING PRINCIPLES, CONTINUED

     Cash provided by share capital issuance and cash applied to the conversion of debentures to share capital under financing would each decrease in total by $4,237,994 in the nine month period ended April 30, 1998 (1997 - $18,000) because these amounts would be considered non-cash transactions.

     (f)  INCOME TAXES

     Under United States GAAP, deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Temporary differences are tax-effected at current rates whereas under Canadian GAAP, temporary differences are tax-effected at historical rates. There have been no deferred tax effects or changes in tax rates during fiscal years 1998 and 1997. There are no differences in recorded amounts under FAS 109 or Canadian GAAP. The Company's deferred tax asset under FAS 109 is as follows:



     --------------------------------------------------------------------------------
      DEFERRED TAX ASSET                                     April 30,      July 31,
                                                                  1998          1997
     --------------------------------------------------------------------------------
           Net operating loss carryforwards                $ 5,909,000   $ 3,393,326
           Scientific research and development expenses      1,121,000     1,544,000
     --------------------------------------------------------------------------------
                                                             7,030,000     4,937,326
      Less valuation allowance                              (7,030,000)   (4,937,326)
     --------------------------------------------------------------------------------
      Net deferred tax liabilities                         $     -       $     -
     --------------------------------------------------------------------------------



     The Company believes that the realization of its net deferred tax assets is not more likely than not and therefore has recognized a full valuation allowance thereon. The Company's future ability to realize its deferred tax assets is based on several factors, including future profitability.

     (g)  RECENT ACCOUNTING STANDARDS

     Effective August 1997, the Company adopted FAS 128, Earning per Share for United States GAAP reporting purposes, on a retroactive basis. FAS 128 has no significant effect on the Company's consolidated financial statements.

     In June 1997, the FASB issued FAS 130, Reporting Comprehensive Income, and FAS 131, Disclosures About Segments of an Enterprise and Related Information which are required to be implemented during the Company's fiscal year ended July 31, 1999. These standards will effect the presentation but not the measurement of the consolidated financial statements and the related notes.

ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its subsidiaries (the "Company" or "SmarTire") as of April 30, 1998 and for the three and nine month periods ended April 30, 1998 and 1997 are attached hereto.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not based on historical facts are forward-looking statements subject to uncertainties and risks including, but not limited to, product demand and acceptance, economic conditions, the impact of competition and pricing, results of financing efforts, and other risks.

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the three and nine months ended April 30, 1998 and 1997 should be read in conjunction with the consolidated annual financial statements of the Company and related notes included therein.

The Company's consolidated financial statements are prepared on a going-concern basis which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon the successful development and marketing of the Company's products to generate future profitable operations, and its obtaining financing from its lenders, shareholders and other investors as required. There can be no assurance that the Company will be successful in generating profitable operations or that adequate sources of financing will be available to the Company when needed, or, if available, that it can be obtained on commercial reasonable terms.

The Company's consolidated financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP), the application of which, in the case of the Company, conforms in all material respects for the periods presented with United States GAAP except as indicated in the notes to the financial statements. All per share amounts reflect an 8 to 1 reverse split effected on December 24, 1997.

Herein all references to the "$" and "CDN$" refer to Canadian Dollars; and all references to "US$" refer to United States Dollars.

In this Report, unless otherwise specified, all dollar amounts are expressed in Canadian Dollars. The Government of Canada permits a floating exchange rate to determine the value of the Canadian Dollar against the U.S. Dollar.

Set forth below is the rate of exchange for the Canadian Dollar at the end of the most recent fiscal year ended July 31, 1998 and the nine months ended April 30, 1998 and 1997, average rates for the periods, and the range of high and low rates for the periods. For purposes of this table, the rate of exchange means the noon buying rate in New York City for the cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The table sets forth the number of Canadian Dollars required under that formula to by one U.S. dollar. The average rate means the average of the exchange rates on the last day of each month during the period.

U.S. Dollar/Canadian Dollar


                              Average   Close     High      Low
                              -------   -----     ----      ---
Nine Months Ended 4/30/98     1.42      1.43      1.46      1.37
Nine Months Ended 4/30/97     1.37      1.39      1.39      1.37
Fiscal Year Ended 7/31/97     1.37      1.38      1.40      1.33


Since its inception, the Company has reported net losses arising from general expenses and research/development expenditures. The Company has sustained itself during the last several years through the sale of securities, including common shares and convertible debentures, and the exercise of share purchase warrants and share purchase options.

SmarTire is engaged in the development and marketing of a line of Tire Monitoring Systems (TMS) incorporating proprietary patented technology designed to improve the tire life, fuel efficiency, vehicle productivity and safety. During the nine months ended April 30, 1998, the Company earned revenues from the sale of TMS for passenger cars, racing applications, and industrial applications.

The passenger car Tire Monitoring Systems are sold to two distinct and separate markets: the Replacement Tire Market (Aftermarket) and the Original Equipment Manufacturer (OEM) Market.

The Company sells OEM passenger car systems to Ford Motor Company, where they are packaged as an optional accessory with run-flat tires and other safety features on the Lincoln Continental.

As of April 20, 1998, the Company has entered into three agreements with TRW Inc. ("TRW"): a License Agreement (the " TRW License Agreement "), a Technical Cooperation Agreement (the "TRW Technical Cooperation Agreement") and a Supply Agreement (the "TRW Supply Agreement"). Pursuant to the terms of the TRW License Agreement, the Company has granted to TRW a perpetual worldwide exclusive license to make, have made, use and sell tire pressure sensing products and components thereof for the market for original equipment products and components for passenger car and light, medium and heavy duty trucks, and for service parts for such products and components (the "OEM market"). TRW is required to pay to the Company a royalty based upon the net sales price of each licensed product sold to a specified customer and covered by a claim of a Company patent. Pursuant to the TRW Technical Cooperation Agreement, the Company and TRW agreed to cooperate in the development of new tire pressure sensing technology, and, to the extent that the parties conduct individual development work, they will share the results of such development work. The TRW Technical Cooperation Agreement provides for regular meetings between the parties to discuss developments at each party and to work together on specific projects identified and outlined in a project statement. Further, subject to certain limitations, the parties will share patents and applications therefore, utility models and applications therefore, copyrights, trade secrets, and other forms of intellectual property relating to tire pressure sensing systems or components thereof which either party develops during the term. The Agreement also provides for cross-licensing of intellectual property owned by the parties. Pursuant to the TRW Supply Agreement, the Company agreed to purchase from TRW all of its requirements for tire pressure monitoring transmitters and receivers, provided that TRW's prices are competitive. The TRW License Agreement expires on the expiration date of the last to expire of the Company's patents. The term of the TRW Technical Cooperation Agreement is for five years, subject to automatic extension year by year unless one party gives notice to the other party at least three months prior to the end of the term.

Aftermarket systems may be added to existing vehicles as an accessory and are distributed primarily through independent tire dealers and distributors, and automotive service centers. The Company had established approximately 1500 point of sale locations in the US as at April 30, 1998. The Company believes that consumer acceptance of the Company's products has been accelerated by Michelin's introduction of its ZP (zero-pressure) tire into the replacement tire market on June 1, 1997 and Goodyear's July 31, 1997 announcement of plans to convert a major part of its replacement tire production to run-flat tires beginning in April 1998. Run-flat tires allow drivers to drive up to 50 miles on a tire that has lost all its air pressure. Both the Goodyear run-flat tires, called Extended Mobility Tires ("EMT"), and the Michelin ZP tires perform so well without any air pressure that an approved tire pressure warning monitor system is required with the purchase of each set. Otherwise the operator may unknowingly drive on the tire until it fails or is no longer repairable.

Bridgestone/Firestone announced on May 7, 1998 that its new Firehawk SH30 RFT Run-Flat Tire would be available in stores beginning in August 1998, and that the tires would be installed with SmarTire tire monitoring systems.

The Company's advanced tire monitoring system is currently the only tire monitoring system that has been approved for sale with run-flat tires by Goodyear, Michelin, or Bridgestone/Firestone.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1998 AND 1997

Gross revenue for the three months ended April 30, 1998 was $359,729 compared to $240,849 for the three months ended April 30, 1997.

Sales of Aftermarket passenger car systems were $267,833 for the quarter ended April 30, 1998 compared to no sales for the three months ended April 30, 1997, as the Company began selling this product line in May 1997. Sales of the OEM passenger car system decreased to $54,976 for the quarter ended April 30, 1998 compared to $81,513 for the comparable period of the previous year. Sales of the Racing TMS product also decreased to $8,464 for the three months ended April 30, 1998 from $94,834 in the three months ended April 30, 1997. Sales of the Racing TMS are cyclical, as the majority of the Company's customer's for this product are participating in INDY racing and typically buy product in the Company's second or third quarter in preparation for the INDY racing season,
which begins in the spring each year.   In Fiscal 1998, the majority of Racing
TMS sales were recorded in the second quarter compared to Fiscal 1997 where the majority of Racing TMS sales were sold over the second and third quarters.
Sales of Industrial TMS systems decreased to $28,456 during the three months ended April 30, 1998 from $82,502 in the comparable period of the previous year.

Expenses increased to $2,133,251 for the three months ended April 30, 1998 from $966,741 for the comparable period of the previous fiscal year, due to increases in depreciation and amortization, general and administration, interest and finance charges, marketing expenses, and research and development expenses. Marketing expenses increased from $44,491 for the three month period ended April 30, 1997 to $701,698 for the comparable period of 1998 as a result of increased expenditures on point of sale materials, technical manuals, trade shows, and advertising and promotion relating to the Aftermarket passenger car product, which the Company began selling in May 1997. Marketing compensation increased as a result of additional employees hired or assigned to marketing functions. Marketing travel increased as a result of increased activity relating to the market of the Aftermarket passenger car product line. The creation of the Company's European marketing subsidiary, SmarTire (Europe) Limited, in the Third Quarter contributed to the increase in the above marketing expenses.

General and Administrative expenses increased to $885,751 for the three months ended April 30, 1998 as compared to $359,313 for the three month period ended April 30, 1997. The increase was attributed to increases in rent, repairs and maintenance, office supplies and equipment, public relations, compensation and legal expenses. Compensation increased from $102,110 in the three months ending April 30, 1997 to approximately $375,000 for the three months ended April 30, 1998 due to increases in the number of administrative staff, increases in administrative wage levels and bonuses paid in the third quarter of 1998. Professional fees increased to $143,535 for the three months ended April 30, 1998 compared to $72,383 for the three months ended April 30, 1997 as a result of costs associated with two significant private placements of equity during the quarter, the cancelled merger and subsequent licensing agreement with Advantage Enterprises, Inc. (see Part II, Item 5) and the strategic agreements signed with TRW.

Interest and finance charges were consistent at $66,842 for the three months ended April 30, 1998 compared to $68,978 for the three months ended April 30, 1997. Interest and finance charges have been substantially reduced during the third quarter of the 1998 fiscal year as a result of the elimination of $3.8 million of long term debt that was converted to share capital or redeemed during the quarter. As at June 10, 1998, the Company had no long term debt.

Research and Development expenses decreased slightly to $313,814 for the three months ended April 30, 1998 from $336,149 for the three months ended April 30, 1997.

Net loss for the three months ended April 30, 1998 was $2,048,501 as compared to $895,063 for the three months ended April 30, 1997.

NINE MONTHS ENDED APRIL 30, 1998 AND 1997

Gross revenue for the nine months ended April 30, 1998 was $1,364,079 as compared to $471,853 for the nine month period ended April 30, 1997. The increase in revenue was the result of the following changes:

Sales of Aftermarket passenger car systems increased to $659,468 for the nine months ended April 30, 1998 from no sales in the comparable period of the previous year. The Company began selling its Aftermarket passenger car system in May 1997.

Sales of the Aftermarket passenger car product over the last two quarters remained relatively unchanged as a result of shortages in several components of that product. The Company received customer orders in excess of production volume and therefore had the potential to increase sales of the product. However, many of the components for that product have significant order lead times, and the Company did not receive purchase orders from its customers in time to obtain the components and meet its customer demand.

At April 30, 1998, the Company had backorders of $520,344 of the Aftermarket passenger car systems that could have been produced and shipped prior to April 30, 1998 had sufficient components been available. These backorders are expected to be cleared by June 30, 1998.

The Company anticipates increases in revenues from its Aftermarket passenger car system as sales of run-flat tires by its customers, which include Goodyear, Michelin and Bridgestone/Firestone, increase. These three manufacturers require a tire monitoring system to be installed with their run-flat tires. Goodyear only began selling its Extended Mobility Tire (EMT)in selected sizes in April 1998 and Bridgestone/Firestone announced in May 1998 that its SH30 RFT run-flat tire would be available in stores by August 1998.

Sales of OEM passenger car systems to Ford Motor Company increased to $438,219 for the nine months ended April 30, 1998 compared to $116,328 in the nine months ended April 30, 1997. The Company reported only 5 months of sales to Ford during the 1997 nine month period as it purchased the rights to service the Lincoln Continental production program from EPIC Technologies, Inc. on December 6, 1996. Prior to the purchase of the contractual rights, the Company had no previous sales to the OEM market.

Sales of the Racing TMS decreased from $220,665 in the nine month period ended April 30, 1997 to $171,474 for the nine months period ended April 30, 1998. Sales were higher in the earlier period as INDY racing teams adopted the product, which was then relatively new. Sales in the 1998 period have slowed as the number of new INDY teams using the system has not increased significantly.

Sales of the Industrial TMS decreased to $81,606 in the nine months ended April 30, 1998 from $134,860. The decrease was a result of a shift in focus of the Company, beginning in 1996, from the industrial market to the passenger car market. The market for industrial systems was determined by management to be inadequate to justify the related marketing and product development costs. Sales during the nine months ended April 30, 1998 were primarily sales of replacement and maintenance units to existing customers.

Expenses increased to $5,757,603 for the nine months ended April 30, 1998, from $2,462,462 for the comparable period of the previous fiscal year, due to increases in depreciation and amortization, general and administration, interest and finance charges, marketing expenses, and research and development expenses.

Marketing expenses increased from $135,781 for the nine month period ended April 30, 1997 to $1,372,030 for the comparable period of 1998 as a result of increased expenditures on point of sale materials, technical manuals, trade shows, and advertising and promotion relating to the Aftermarket passenger car product, which the Company began selling in May 1997. Marketing compensation also increased as a result of additional employees hired or assigned to marketing functions. Marketing travel increased as a result of increased activity relating to the market of the Aftermarket passenger car product line. The creation of the Company's European marketing subsidiary, SmarTire (Europe) Limited, in the Third Quarter contributed to the above increase in marketing expenses.

General and Administrative expenses increased to $1,701,743 for the nine months ended April 30, 1998 as compared to $1,230,119 in the comparable period ended April 30, 1997. The increase was attributed to increases in rent, repairs and maintenance, office supplies and equipment, public relations, and compensation. Compensation increased from $367,000 in the nine months ending April 30, 1997 to approximately $696,000 for the nine months ended April 30, 1998 due to the addition of a paid executive advisory board in the third quarter of 1997, increases in the number of administrative staff, and increases in administrative wage levels during the first nine months of 1998.

Interest and finance charges increased from $108,937 for the nine months ended April 30, 1997 to $1,243,870 for the nine months ended April 30, 1998 as a result of interest on additional debt added during fiscal 1997 and the first half of fiscal 1998 and as a result of the increased use of trade credit. Interest and finance charges are expected to be substantially lower in the last quarter of the fiscal year as a result of the elimination of $3.8 million of long term debt that was converted to share capital or redeemed in the Third Quarter. As at June 10, 1998 the Company had no long term debt outstanding.

Research and Development expenses increased from $649,254 for the nine months ended April 30, 1997 to $950,954 for the nine months ended April 30, 1998. The increase was attributable to increased expenditures on prototype development from approximately $250,000 in the 1997 period to approximately $387,000 in the 1998 period as the Company continued to develop further product enhancements for future versions of its products. Engineering compensation decreased from approximately $361,000 in the 1997 period to approximately $320,000 in the 1998 period as a result of a reduction in staff during the second quarter of 1998. Engineering consulting expenses of

$111,657 were also incurred in the 1998 period, with no similar expenses in the 1997 period.

Depreciation and amortization expense increased as a result of the amortization of patents and other intellectual property that were purchased from Epic Technologies Inc. in December of 1996.

Net loss for the nine months ended April 30, 1998 was $5,441,851 as compared to $2,325,325 for the nine months ended April 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its activities through revenue from operations and the placement of securities. Financing has been accomplished in the form of private placements of common shares and common share purchase warrants; private placements of convertible debentures; the exercise of incentive stock options; the exercise of common share purchase warrants; and issuance of common stock in exchange for satisfaction of liabilities.

The timing of such placements was dependent on the requirements of the Company and the economic climate. The Company has incurred net losses in each year since inception, and as of April 30, 1998, had an accumulated deficit of $20,049,062. As a result of a private placement completed in the quarter ended April 30, 1998 as discussed below (see "Part II, Item 2"), management believes that the Company has sufficient cash to fund its current and planned operations through at least December 31, 1998. Thereafter, it is possible that the Company will require additional funding depending on the results from operations over the next two fiscal quarters.

The Company's cash position at April 30, 1998 was $5,231,432, as compared to $66,761 at July 31, 1997. This increase was due to the net of the Company's operating, financing, and investing activities described herein.

The Company used $7,301,778 for operating activities during the nine months ended April 30, 1998 as compared with $1,937,325 for the nine months ended April 30, 1997. This difference was attributed to an increase in the loss for the period; an increase in depreciation and amortization; and a $2,348,933 increase in non-cash operating working capital, including a $1,264,292 decrease in payables and accruals, a $102,408 increase in receivables, a $727,000 increase in supplier prepayments, a $249,440 increase in inventory and a $5,793 increase in prepaids.

For the nine months ended April 30, 1998, the Company had $12,644,988 provided from financing activities. Sources of financing included the issuance of

$2,162,652 of convertible debentures and the issuance of share capital of $20,846,191 (net of issuance costs of $855,500).

Financing activities included the use of $977,861 for repayment of convertible debentures and term debt during the nine months ended April 30, 1998 and a $5,148,000 increase in subscription receivable. $4,237,994 of convertible debenture debt was converted to share capital in the same period. $268,506 of long term debt, namely balances of Class "C" and Class "D" convertible debentures, remained at April 30, 1998, all of which were classified as current liabilities in the interim financial statements based on redemption notices sent
by the Company to holders of the debt on May 11, 1998.   As at June 9, 1998, all
of the holders of the Class C and D debentures had elected to convert into 42,153 common shares and 42,153 common share purchase warrants.

Investing Activities consisted of $181,539 used in investing activities during the nine months ended April 30, 1998 for the purchase of capital assets and other assets.


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

MODIFICATIONS TO THE RIGHTS OF HOLDERS OF SECURITIES

Series "C" Warrants

On March 9, 1998, the Company received approval from the Vancouver Stock Exchange to reduce the exercise price of 138,744 Series "C" warrants and 6,800 warrants issuable upon conversion of Class "C" convertible debentures (the "Unconverted Warrants"). The original warrant exercise price of $6.40 for the Class "C" warrants and $12.00 for the Unconverted Warrants was reduced to $4.40 and $5.20 respectively. As a condition of the repricing, the warrants must be exercised within 30 days if the market price of common shares exceeds the exercise price for 10 trading days. Otherwise, the warrants will expire. The holders of an additional 4,583 of the warrants issuable upon conversion of the debenture did not elect to participate on the price reduction. Therefore, the warrant exercise price for those warrants will remain at $12.00 in the first year and $18.00 in the second year, and will not be subject to the forced exercise.

SALES OF EQUITY SECURITIES

Equity securities of the registrant sold by the registrant during the three months ended April 30, 1998 that were not registered under the Securities Act of 1933, were as follows:

On April 20, 1998, TRW subscribed for 900,000 units at a price of US$4.00 per unit for a total purchase price of US$3,600,000 (the "TRW Private Placement"), each Unit consisting of a share of Common Stock and one non-transferable share purchase warrant entitling TRW to purchase an additional share for a period of two years at a price of US$4.00 per share during the first year and US$4.60 per share during the second year. No commissions were paid. The units in the TRW Private Placement were issued pursuant to Section 4(2) of the Securities Act of 1933 as amended (the "Act"). The closing was subject to the Company receiving the approval of the Vancouver Stock Exchange (VSE) of the subscription. VSE approval was received on April 30, 1998 and the subscription funds were placed in trust on May 8, 1998, pending delivery of the share and warrant certificates. The funds were released to the Company on May 15, 1998.

On March 24, 1998, the Company completed a private placement of 2,175,000 Units for gross proceeds of $8,700,000. Each Unit consisted of one share of Common Stock and one non-transferable share-purchase two year warrant at an exercise price of $4.00 per share if exercised during the first year and $4.80 if exercised during the second year. The Company paid a commission of $855,500. The placement to non-U.S. persons was consummated pursuant to Regulation S and to U.S. persons pursuant to Section 4(2) of the Act.

On March 30, 1998 the Company granted 500,000 share purchase options to employees and directors. The options have an exercise price of $4.58 and expire on March 30, 2003. The options to non-U.S. individuals were granted pursuant to Regulation S and to US persons pursuant to Section 4(2) of the Act.

ITEM 5.  OTHER INFORMATION

Product Licensing Agreement

On May 5, 1998, the Company completed a product licensing agreement with Advantage Enterprises Inc. ("Advantage") granting the Company the exclusive worldwide rights to market a new Low Pressure Warning Device ("LPWD") to be manufactured by Advantage. The Company also purchased the rights to all existing tire monitoring products owned by Advantage. The product licensing agreement replaces and supercedes an earlier agreement in principle, announced December 23, 1997, for the two companies to merge. US $200,000 was paid at closing for the existing tire monitoring products. If the new LPWD is ready for production, as defined in the agreement, by July 1, 1998 the Company will pay an additional US $500,000 for the rights to market the new LPWD for six years from the date the new LPWD is ready for production. The US $500,000 payment will be reduced by US $2,500 per day for each day that the product is not ready for production after July 1, 1998. The Company must purchase the following number of units, subject to proration if the LPWD is not ready for production by July 1, 1998, to retain its exclusivity under the agreement:


          Year                Units
          ----                -----
          1998               50,000

          1999              100,000

          2000              120,000

          2001              144,000

          2002              172,000

          2003              207,000


Bridgestone/Firestone

Bridgestone/Firestone announced on May 7, 1998 that its new Firehawk SH30 RFT Run-Flat Tire would be available in stores beginning in August 1998, and that the tires would be installed with SmarTire tire monitoring systems. Goodyear Tire and Michelin have also approved the SmarTire Wireless Pressure Monitor System for use with their run-flat tires. The SmarTire Wireless Pressure Monitor System is the only tire monitoring system that has been approved for sale with run-flat tires by these manufacturers.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

     The following exhibits are filed hereunder:

     10.1 Product Licensing Agreement dated May 5, 1998 between the Company and Advantage Enterprises Inc.*

     * Portions of the Exhibit have been omitted pursuant to a request for confidential treatment.

     27 Financial Data Schedule (electronic filing only)

(b)  Reports of Form 8-K - Three months ended April 30, 1998:

     None.

                                      SIGNATURES
In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             SMARTIRE SYSTEMS INC.
                                             -----------------------------------
                                                  (Registrant)

Date      June 16, 1998                      /s/  ROBERT V. RUDMAN
    -----------------------                  -----------------------------------
                                             Robert V. Rudman
                                             President and
                                             Chief Executive Officer

Date      June 16, 1998                      /s/  KENNETH W. MORGAN
    -----------------------                  -----------------------------------
                                             Kenneth W. Morgan
                                             Chief Financial Officer (Principal
                                             Financial Officer)