Form 10KSB
period 1998-07-31
SMARTIRE SYSTEMS INC
filed 1998-10-29
CIK 1057293

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED  JULY 31, 1998
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 0-29248

                               -----------------

                              SMARTIRE SYSTEMS INC.
                 (Name of small business issuer in its charter)

                               -----------------

             BRITISH COLUMBIA                              N/A
      (State or other jurisdiction of                   (I.R.S. Employer
      Incorporation or organization)                   Identification No.)

                            #150 - 13151 VANIER PLACE
                   RICHMOND, BRITISH COLUMBIA, CANADA V6V 2J1
               (Address of principal executive offices) (Zip Code)

                                  604-276-9884
                 ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

         COMMON SHARES                        VANCOUVER STOCK EXCHANGE

     (TITLE OF EACH CLASS)           (NAME OF EACH EXCHANGE ON WHICH REGISTERED)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year: $ 2,057,251 (Canadian dollars)

      At September 30, 1998, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, was US$62,913,000.

       The number of shares outstanding of the Company's common stock at September 30, 1998 was 9,524,196.

      Selected portions of the SmarTire Systems Inc. Proxy Statement and Information Circular for the 1998 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-KSB.

      Transitional Small Business Disclosure Format
(check one): [ ] Yes [ X ] No

================================================================================

   INDEX

                                                                                    Page
                                                                                   Number
                                                                                   ------

   PART I

   Item 1.  Description of Business ..................................................2

   Item 2.  Description of Property..................................................12

   Item 3.  Legal Proceedings........................................................13

   Item 4.  Submission of Matters to a Vote of Security Holders......................13

   PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters.................13

   Item 6.  Management's Discussion and Analysis or Plan of Operation................15

   Item 7.  Financial Statements.....................................................20

   Item 8.  Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure............................................20

   PART III

   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act...................20

   Item 10. Executive Compensation...................................................20

   Item 11. Security Ownership of Certain Beneficial Owners
                   and Management....................................................20

   Item 12. Certain Relationships and Related Transactions...........................20

   Item 13. Exhibits and Reports on Form 8-K.........................................21

THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENT ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE DESCRIBED AS "RISK FACTORS" IN THIS FORM 10-KSB HERETO, AND IN OTHER DOCUMENTS THE COMPANY HAS FILED AND FILES, FROM TIME TO TIME, WITH THE SECURITIES AND EXCHANGE COMMISSION.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

SmarTire Systems Inc. (hereinafter together with its subsidiaries is referred to as the "Company" or "SmarTire") is engaged in developing and marketing technically advanced Tire Monitoring Systems (TMS) designed for improved vehicle safety, performance, reliability and fuel efficiency. During the fiscal year ended July 31, 1998, the Company earned revenues from the sale of TMS for passenger cars, racing applications, and industrial applications.

The Company was incorporated under the laws of the Province of British Columbia as TTC/Truck Tech Corp. on September 8, 1987. The Company (operating as TTC/Truck Tech Corp.) completed its initial public offering on the Vancouver Stock Exchange on September 11, 1989. On April 13, 1995, the Company changed its name to UniComm Signal Inc. On December 24, 1997, the Company changed its name to SmarTire Systems Inc. and effected a reverse stock split of 1 to 8. All references in this statement take this split into effect when referring to the number of shares of the Company's Common Stock or per share data. The Company's corporate offices are located at #150 - 13151 Vanier Place, Richmond, British Columbia, Canada, V6V 2J1. The telephone number is (604) 276-9884; and the facsimile number is (604) 276-2350.

The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SmarTire USA Inc., SmarTire (Europe) Limited, and SmarTire Technologies Inc.

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

Set forth below is the rate of exchange for the Canadian Dollar at the end of the five most recent fiscal years ended July 31st, average rates for the periods, and the range of high and low rates for the periods. For purposes of this table, the rate of exchange means the noon buying rate in New York City for the cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The table sets forth the number of Canadian Dollars required under that formula to by one U.S. dollar. The average rate means the average of the exchange rates on the last day of each month during the period.

U.S. Dollar/Canadian Dollar

                                   Average       Close         High         Low
                                   -------       -----         ----         ---
Fiscal Year Ended 7/31/98           1.43          1.51         1.51         1.37
Fiscal Year Ended 7/31/97           1.37          1.38         1.40         1.33
Fiscal Year Ended 7/31/96           1.35          1.37         1.38         1.33
Fiscal Year Ended 7/31/95           1.38          1.37         1.42         1.34
Fiscal Year Ended 7/31/94           1.35          1.38         1.40         1.29

BUSINESS OF THE COMPANY

The Company is engaged in developing and marketing technically advanced Tire Monitoring Systems (TMS) designed for improved vehicle safety, performance, reliability and fuel efficiency. During the fiscal year ended July 31, 1998, the Company earned revenues from the sale of TMS for passenger cars, racing applications, and industrial applications.

The passenger car TMS are sold to two distinct and separate markets: the Replacement Tire Market (Aftermarket) and the Original Equipment Manufacturer
(OEM) Market.

The Company is currently concentrating its efforts on the Aftermarket sector of the passenger car market. Aftermarket systems may be added to existing vehicles as an accessory and are distributed primarily through independent tire dealers and distributors, and automotive service centers. The Company believes that consumer acceptance of the Company's products has been accelerated by the introduction of "run-flat" tires into the automotive marketplace. Run-flat tires allow drivers to drive up to 50 miles on a tire that has lost all its air pressure. These tires perform so well without any air pressure that an approved tire pressure warning monitor system is required with the purchase of each set. Otherwise the operator may unknowingly drive on the tire until it fails or is no longer repairable.

Michelin introduced its ZP (zero-pressure) run-flat tire into the replacement tire market on June 1, 1997. On July 31, 1997, Goodyear announced of plans to convert a major part of its replacement tire production to Extended Mobility Tire ("EMT") run-flat tires beginning in April 1998. Bridgestone/Firestone announced in May, 1998 that its new Firehawk SH30 RFT Run-Flat Tire would be installed with SmarTire tire monitoring systems. The Firehawk Run-Flat Tires are expected to be available in stores by the end of 1998. The Company's tire monitoring system is currently the only tire monitoring system that has been approved for sale with run-flat tires by Goodyear, Michelin, and Bridgestone/Firestone.

The Company announced on October 1, 1998 that it is developing two new tire monitoring systems for the passenger car Aftermarket. One of the systems, to be marketed as "SmarTire Pressure Alert(TM)" is designed to be mounted externally to the valve stem and would offer lower cost and simplified installation. This product is to be produced by Advantage Enterprises Inc. and licensed to the Company. The Company expects to begin selling the product during the first quarter of 1999.

The second system is being co-developed through SmarTire's strategic alliance with TRW Inc. ("TRW"). This improved product will integrate the radio frequency technology used in TRW's remote keyless entry systems. This new internal system will use smaller and easier to install sensor/transmitter modules and will offer mounting options for easy installation. Testing and certification of this tire monitoring system is scheduled to commence during the first quarter of 1999. Subject to the results of the testing and certification program, production is scheduled to begin before the end of fiscal 1999.

The Company sells OEM passenger car systems to Ford Motor Company ("Ford"), where they are part of an optional accessory package with run-flat tires and other safety features on the Lincoln Continental. The Company expects to continue selling the Lincoln Continental systems to Ford until the end of 1999 model year. Pursuant to the April 20, 1998 licensing agreement between the Company and TRW, which is described below, the Company will not sell tire monitoring systems and components directly to original equipment manufacturers other than the Lincoln Continental production program. The Company will earn a royalty from TRW based on the net sales price of tire monitoring systems and components sold by TRW to a specified customer for use on vehicles for model years 2000 through 2003, inclusive, and covered by a claim of a Company patent.

On April 20, 1998 the Company entered into three agreements with TRW: a License Agreement (the " TRW License Agreement "), a Technical Cooperation Agreement (the "TRW Technical Cooperation Agreement") and a Supply Agreement (the "TRW Supply Agreement"). Pursuant to the terms of the TRW License Agreement, the Company has granted to TRW a perpetual worldwide exclusive license to make, have made, use and sell tire pressure sensing products and components thereof for the market for original equipment products and components for passenger car and light, medium and heavy duty trucks, and for service parts for such products and components (the "OEM market").

Pursuant to the TRW Technical Cooperation Agreement, the Company and TRW agreed to cooperate in the development of new tire pressure sensing technology. The Agreement also provides for cross-licensing of certain intellectual property owned by the parties. Pursuant to the TRW Supply Agreement, the Company agreed to purchase from TRW all of its requirements for tire pressure monitoring transmitters and receivers, provided that TRW's prices are competitive. The TRW License Agreement expires on the expiration date of the last to expire of the Company's patents. The term of the TRW Technical Cooperation Agreement is for five years, subject to automatic extension year by year unless one party gives notice to the other party at least three months prior to the end of the term.

On May 5, 1998, the Company completed a product licensing agreement with Advantage Enterprises Inc. ("Advantage") granting the Company the exclusive worldwide rights to market a new Low Pressure Warning Device ("LPWD") to be manufactured by or on behalf of Advantage. The Company plans to market the LPWD, if and when it becomes available, as the "SmarTire Pressure Alert(TM) ". The Company also purchased the rights to all existing tire monitoring products owned by Advantage. The product licensing agreement replaces and supercedes an earlier agreement in principle, announced December 23, 1997, for the two companies to merge. US $200,000 was paid at closing for the existing tire monitoring products. The Company agreed to pay an additional US $500,000 for the exclusive worldwide rights to market the new LPWD for six years from the date the new LPWD is ready for production. If the new LPWD is ready for production, as defined in the agreement, by July 1, 1998, the US $500,000 payment will be reduced by US $2,500 per day for each day that the product is not ready for production after July 1, 1998. As of October 15, 1998, the LPWD was not ready for production. The Company must purchase the following number of units, subject to proration for each day the LPWD is not ready for production after July 1, 1998, to retain its exclusivity under the agreement:

          Year                Units
          ----                -----
          1998               50,000

          1999              100,000

          2000              120,000

          2001              144,000

          2002              172,000

          2003              207,000

Racing TMS

The Racing TMS system was co-developed by Epic Technologies Inc. ("Epic") and the Penske racing team in 1993. The company acquired the rights to the product from Epic in December 1996 and signed a distribution agreement with PI Research Limited ("PI") granting PI non-exclusive rights to market the racing systems. PI sells the TMS as an optional accessory for its motorsports data acquisition systems.


Industrial TMS

The industrial equipment TMS, which is the first product the Company commercialized, provides full time monitoring of tire pressures and temperatures on large mining and construction equipment. The product is distributed, on a non-exclusive basis, by Komatsu America International company and Rimtec Pty. Ltd.

Commercial Vehicle TMS

The Company plans to produce a commercial vehicle TMS in the future that will be suitable for a wide variety of on-highway applications, including commercial vehicles (tractor-trailers), and transit buses. It is intended that the commercial TMS will incorporate the technology the Company is currently developing with TRW for the passenger car market. The Company does not have an estimated date for commercialization of this product.

RISK FACTORS

History of Operating Losses; Fluctuating Operating Results and Going-Concern
Issue

Since inception through July 31, 1998, the Company has incurred aggregate losses of approximately $21,300,000. The Company's net loss for the fiscal year ended July 31, 1998 was $6,692,765. In addition, the Company's quarterly operating results may be subject to significant fluctuations due to many factors not within the Company's control, such as the unpredictability of when a customer will order products, the size of a customer's order, the demand for the Company's products, the level of competition and general economic conditions. There is no assurance that the Company will operate profitably or will generate positive cash flow in the future. The Company's financial statements for the year ended July 31, 1998 were presented on a going concern basis. Management believes that the Company has sufficient cash to fund its current and planned operations through at least fiscal 1999. Thereafter, the Company expects that it will require additional funding. There can be no assurance that such financing will be available on terms acceptable to the Company or at all.

Competitive Business Conditions and the Company's Competitive Position in the Industry

The markets in which the Company competes are rapidly changing. Other companies offer products similar to those offered by the Company, and target the same customers as the Company. Many of these companies have substantially greater financial, marketing and technical resources. The Company also anticipates that the competition within these markets will increase as demand for the products escalates. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Schrader-Bridgeport International Inc., is the only significant producer of wireless tire monitoring systems known to the Company. The tire monitoring system developed by Schrader is currently being sold on Chevrolet Corvettes.

Delco Electronics has a tire deflation warning system which uses ABS brake technology. The system is based on measuring rotations of the wheel. The Company believes that ABS-based systems are less suitable for use with run-flat tires than wireless systems since the shape of the run-flat tire, hence the number of rotations, does not change when tire pressure changes. ABS-based systems may not be suitable to the aftermarket due to the cost and difficulty of installation. Delco's system is available on various vehicles built by General Motors and Toyota.

Other companies are offering or have announced plans to offer tire monitoring systems. It is possible that these companies may emerge and rapidly acquire market share.

Dependence on Product Line and Services

Historically, the Company has derived a significant percentage of its net revenue from sales of its Industrial Equipment Tire Monitoring Systems to the mining industry. The Company has recently introduced products for the passenger car and motorsports markets. There can be no assurance that the Company will achieve or sustain significant sales growth in either its historical markets for industrial equipment or for its new products for the passenger car and motorsports markets. The Company earned 61% of its revenue during the fiscal year ended July 31, 1998 from sales of the aftermarket passenger car TMS (1997 - 30%), 26% from sales of the OEM passenger car TMS (1997 - 23%), 9% from sales of the racing TMS (1997 - 28%), and 4% from sales of the industrial equipment TMS (1997 - 19%). To the extent demand for the Company's products does not develop, due to competition, product performance, customer assessment of the Company's resources and expertise, expertise, technological change or other factors, the Company's operations will be materially adversely affected.

Reliance on Major Customers

During the year ended July 31, 1998, the Company earned 90% of its revenue from six of its major customers. Similarly, in fiscal 1997 the Company earned 90% of its revenue from four of its major customers. Accordingly, the loss of one of these major customers would materially adversely affect the Company. The loss of any significant customer, or further significant reductions by them in buying the products offered by the Company, or the inability to collect accounts receivable from them, absent diversification of the Company's revenues over other customers and products, would materially and adversely affect the Company's revenue and results of operations. Sales to three of the above noted customers accounted for 88% of the sales of Aftermarket passenger car systems during fiscal 1998. One customer accounted for 100% of sales of the OEM passenger car system during fiscal 1998. Another customer accounted for 100% of sales of the racing systems during fiscal 1998, and one customer accounted for 60% of sales of the Industrial TMS during fiscal 1998. See "Management's Discussion and Analysis or Plan of Operation".

Sources and Availability of Components and Raw Materials

The Company's current products, and the products that the Company plans to provide in the future, embody new technologies. Certain of the components and raw materials used in the product are difficult to obtain and/or require purchase commitments to be made by the Company far in advance of the manufacturing date. The inability to obtain sufficient quantities of components or raw materials, or the inability to forecast purchase requirements accurately, could adversely affect the Company's results of operations. Similarly, commitments to purchase components and raw materials in excess of customer demand for the Company's products could adversely affect the Company's results of operations.

Reliance on Contract Manufacturers

The Company contracts the manufacture of its products to third parties. In certain cases, the Company does not have an alternative source of manufacturing, and a suitable replacement would be time-consuming and expensive to obtain. If, for any reason, one of the Company's third party manufacturers is unable or does not produce the Company's products, the Company's results of operations will be adversely affected.

Need for Additional Capital

To date, the Company has been dependent primarily on the issuance of securities to fund its capital requirements. The Company is dependent on the proceeds of securities offerings to fund its ongoing operations as well as to implement its proposed expansion plans. The Company intends to raise additional funding in fiscal 1999 through the issuance of securities. The Company anticipates that the proceeds to the Company from the additional funding, together with projected revenues, will be sufficient to fund the Company's operations through at least fiscal 1999. In the event that the Company's plans change, there are any delays in implementing the proposed expansion, its projections prove to be inaccurate or the proceeds of any additional funding prove to be insufficient, the Company may be required to seek additional financing to fund the costs of daily operations and of continuing to expand its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing stockholders. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. See "Management's Discussion and Analysis or Plan of Operation," and Financial Statements.

Dependence on Key Personnel

The Company's success depends to a significant extent on the continued service of certain key management personnel. The loss or interruption of services from one or more of these personnel, for whatever reason, could have a material adverse effect on the Company. In the event of the loss of services of such personnel, no assurances can be given that the Company will be able to obtain the services of adequate replacement personnel. The Company's success also depends in part on its ability to attract and retain qualified professional, technical, managerial and marketing personnel. Competition for such personnel in the markets in which the Company competes is intense, and there can be no assurance the Company will be successful in attracting and retaining the personnel it requires to conduct its operations successfully.

Ability to Manage Growth of the Company

The plans of the Company are based upon the growth of the business, and the success of the Company will depend on its ability to implement and manage this expansion. In addition, the Company may expand and grow through acquisitions. Accordingly, the Company could experience a period of significant growth, which could place a significant strain on the Company's management and other resources. The Company's ability to manage and sustain growth effectively will depend, in part, on the ability of its management to manage growth through the implementation of appropriate management, operational and financial systems and controls, and successfully to train, motivate and manage its employees. If the Company's management is unable to manage its growth effectively, the Company's results of operations could be materially adversely affected.

Limited Personnel

Currently, the Company relies on its existing staff as its principal means of selling its products, and on a small development staff to develop new products and applications for existing products. The Company's growth and expansion may be inhibited unless it establishes a larger direct sales force in order to enhance its access to potential customers and a larger development staff to develop new products and applications for existing products. At the present time, the Company plans to increase its sales force, development staff and its administrative staff, although no assurances can be given that qualified personnel can be hired. The inability of the Company to hire and keep qualified personnel could materially adversely affect the Company's future plans.

Competition

The markets in which the Company competes are rapidly changing. As indicated (See "Description of Business"), other companies offer products similar to those offered by the Company, and target the same customers as the Company. Many of these companies have substantially greater financial, marketing and technical resources. The Company also anticipates that the competition within these markets will increase as demand for the products escalates. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Rapid Technological Change

The markets in which the Company competes are characterized by rapid technological change, frequent new product and service introductions, evolving industry standards and changes in customer demands. The introduction of products embodying new technologies and the emergence of new industry standards can, in a relatively short period of time, render existing products obsolete and unmarketable. The Company believes that its success will depend upon its ability continuously to develop new products and to enhance its current products and introduce them promptly into the market.

Dependence on Proprietary Technology; Risks of Third Party Infringement Claims

There can be no assurance that the Company's measures to protect its current proprietary rights will be adequate to prevent misappropriation of such rights or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies. Additionally, although the Company believes that its products and technologies do not infringe upon the proprietary rights of any third parties, there can be no assurance that third parties will not assert infringement claims against the Company. The Company has not had to defend its patents in court, therefore there is a risk that they will not be defendable. Similarly, infringement claims could be asserted against products and technologies which the Company licenses, or has the rights to use, from third parties. Any such claims, if proved, could materially and adversely affect the Company's business and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention and cost required to defend such claims could adversely affect the Company's business and results of operations.

Adequacy of Insurance and Lack of Errors and Omissions Insurance

The Company could be subject to claims in connection with the products that it sells. There can be no assurance that the Company would have sufficient resources to satisfy any liability resulting from any such claim, or that it would be able to have its customers indemnify or insure it against any such liability. The Company currently carries US$25 Million of product liability insurance and US

$10 Million of Directors and Officers insurance. There can be no assurance that such coverage would be adequate in term and scope to protect the Company against material adverse effects in the event of a successful claim. The Company currently does not carry errors and omissions insurance. The Company may obtain errors and omissions insurance provided it can be obtained at reasonable prices; however, there can be no assurance that such coverage or other insurance, if obtained, would be adequate in term and scope to protect the Company against material adverse effects in the event of a successful claim.

Uncertainty Due to the Year 2000 Issue

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

Dilutive Effect of Options and Warrants

As at September 30, 1998, there were options and warrants outstanding to purchase an aggregate of 4,088,439 shares of Common Stock at an average price of CDN $4.40 per share. To the extent that these and subsequent dilutive securities are exercised and/or converted, dilution of the percentage ownership of the Company's shareholders will occur, and any sales in the public market of the Common Stock underlying the options, warrants and convertible debentures might adversely affect prevailing market prices for the Company's securities.


PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS LABOR CONTRACTS, INCLUDING DURATION.

Proprietary Protection

The Company holds several patents for its current technologies, which are listed below:

United States Patent 5,231,872 addresses the technology in the tire monitoring product. It was issued on August 3, 1993 and expires August 3, 2010.

United States Patent 5,285,189 addresses the technology in the abnormal tire condition warning system. It was issued on February 8, 1994 and expires February 8, 2011. This patent was purchased by the Company from Epic Technologies, Inc. in December 1996.

United States Patent 5,335,540 addresses the technology in the tire monitoring product. It was issued on August 9, 1994 and expires August 9, 2011.

United States Patent 5,559,484 addresses the technology in the abnormal tire condition warning system. It was issued on September 24, 1996 and expires September 24, 2013. This patent was purchased by the Company from Epic Technologies, Inc. in December 1996.

United States Patent 4,653,445 addresses the technology in an Engine Protection System ("EPS") product. It was issued on March 31, 1987 and expires March 31, 2004.

Licenses

The Company has entered into three agreements with TRW and one agreement with Advantage as described above in "Business of the Company".

RESEARCH AND DEVELOPMENT

The following is an estimate of the amount spent during each of the last two fiscal years on research and development activities;

1997 - $978,566
1998 - $1,174,778


COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

The Company has no material expenses and anticipates no material impact on its business from compliance with environmental laws.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

At July 31, 1998, the Company operated with the services of its seven directors, seven Executive Officers (of whom four are directors), and twelve additional full-time employees/consultants. There is no collective bargaining agreement in place.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases a 9,768 square foot facility at #150-13151 Vanier Place, Richmond, British Columbia, V6V 2J1 for a five year term ending January 14, 2002 at a rental of $13,350 per month. This plant consists of an office and administration area, an engineering department and a prototype production facility. The Company's subsidiaries lease additional office space in the United States and in the United Kingdom.

ITEM 3.  LEGAL PROCEEDINGS

The Company knows of no material, active or pending legal proceedings against it; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Shares trade on the Vancouver Stock Exchange in Vancouver, British Columbia, Canada, having the trading symbol "SES" and CUSIP #831913-10-8. The Company's Common Shares trade in the United States on the OTC Bulletin Board with the symbol "SMTR". The Company has applied for listing its Common Stock on the Nasdaq Small Cap Market.

The following table lists the volume of trading and high, low and closing sales prices in Canadian dollars on the Vancouver Stock Exchange for the Company's Common Shares since August 1, 1996. The closing price on September 30, 1998 was $10.00.

Vancouver Stock Exchange Stock Trading Activity

Quarter
 Ended          Volume         High        Low         Closing
-------         ------         ----        ---         -------
10/31/96        230,720        $5.12      $3.52         $3.92
01/31/97        303,737        $4.72      $2.88         $3.04
04/30/97        204,246        $4.32      $2.40         $3.92
07/31/97        211,314        $4.08      $2.40         $2.72

10/31/97        512,763        $5.04      $2.40         $4.32
1/31/98         484,784        $5.00      $2.35         $4.75
4/30/98         924,749        $9.60      $4.20         $9.50
7/31/98         763,623       $20.00      $9.20        $10.30

Price Fluctuations, Share Price Volatility

In recent years, securities markets in Canada have experienced a high level of price and volume volatility, and the market price of many industrial companies, particularly those considered speculative companies, have experienced wide fluctuations in price which have not necessarily been related to operating performance, underlying asset values, or prospects of such companies. The Company's share price on the Vancouver Stock Exchange fluctuated from a low of $2.40 to a high of $5.12 during 1997; and during fiscal 1998 a low of $2.35 and a high of $20.00. There can be no assurance that continuing fluctuations in the Company's share price and volume will not occur.

The table set forth below lists the volume of trading and high, low and closing sales prices in U.S. dollars on the OTC Bulletin Board for the Company's Common Shares since August 1996. The closing price on September 30, 1998 was US$6.69. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

OTC Bulletin Board
Stock Trading Activity

Quarter Ended         Volume            High          Low             Closing
-------------         ------            ----          ---             -------
10/31/96               92,868         US$6.00        US$2.40          US$2.64
1/31/97               104,502         US$3.76        US$2.00          US$2.32
4/30/97                88,007         US$3.20        US$1.60          US$2.56
7/31/97                93,635         US$3.36        US$1.44          US$2.24

10/31/97              513,862         US$4.40        US$1.50          US$4.36
1/31/98               810,055         US$4.25        US$1.63          US$3.28
4/30/98             5,455,963         US$8.44        US$2.88          US$6.56
7/31/98             3,019,100        US$11.69        US$6.50          US$6.88

The Company's Common Shares are issued in registered form. Pacific Corporate Trust Company (located in Vancouver, British Columbia, Canada) is the registrar and transfer agent for the Common Shares.

On September 30, 1998, the shareholders' list for the Company's Common Shares showed 419 registered shareholders and 9,524,164 shares outstanding. On the above date, there were also options and warrants outstanding to purchase an aggregate of 4,088,439 additional shares of common stock at an average price of $4.40 per share.

The Company has researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimates that there were approximately 4,700 shareholders at the above date.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. The intention of the Company is to retain future earnings for use in its operations and the expansion of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the years ended July 31, 1998 and 1997 should be read in conjunction with the consolidated financial statements of the Company and related notes included therein.

The Company's consolidated financial statements are in Canadian dollars (CDN$) and are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP) the application of which, in the case of the Company, conforms in all material respects for the period presented with the United States GAAP except as disclosed in the notes to the consolidated financial statements of the Company included herein.

The Company's consolidated financial statements are prepared on a going-concern basis which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon its obtaining financing from its lenders, shareholders and other investors as required, and the successful development and marketing of the Company's products to generate future profitable operations. There can be no assurance that additional financing will be available to the Company when needed, or, if available, that it can be obtained on commercial reasonable terms.

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 1998 vs. Fiscal Year Ended July 31, 1997

Gross revenue for the fiscal year ended July 31, 1998 was $2,057,251 as compared to $921,546 for the fiscal year 1997. The increase in revenue for the fiscal year 1998 over the fiscal year 1997 was a result of the following:

Sales of aftermarket passenger car systems increased to $1,250,896 for the fiscal year ended July 31, 1998 from $272,452 in the previous year. The Company began selling its aftermarket passenger car system in May 1997, and therefore recorded only three (3) months sales of this system during fiscal 1997. Sales of the aftermarket systems in the first, second, third and fourth quarters of fiscal 1998 were $113,663, $344,728, $180,635 and $611,870 respectively.

Sales of OEM passenger car systems to Ford Motor Company increased to $531,361 for the fiscal year ended July 31, 1998 compared to $213,412 in the previous fiscal year. The Company recorded only eight months of sales to Ford during the 1997 fiscal year as it purchased the rights to service the Lincoln Continental production program from Epic Technologies, Inc. on December 6, 1996. Prior to the purchase of the contractual rights, the Company had no previous sales to the OEM market. Sales under the Lincoln Continental production program will discontinue at the end of the 1999 model year which is expected to occur in the first half of calendar 1999. Pursuant to the April 20, 1998 licensing agreement between the Company and TRW, the Company will not sell tire monitoring systems and components directly to original equipment manufacturers other than the Lincoln Continental production program. The Company will earn a royalty from TRW based on the net sales price of tire monitoring systems and components sold by TRW to a specified customer for use on vehicles for model years 2000 through 2003 inclusive, and covered by a claim of a Company patent.

Sales of the racing TMS decreased from $258,579 in the fiscal year ended July 31, 1997 to $177,477 in the fiscal year ended July 31, 1998. Sales were higher in fiscal 1997 as INDY racing teams adopted the product, which was then relatively new. Sales during fiscal 1998 slowed as the number of new INDY teams using the system has not increased significantly.

Sales of the industrial TMS decreased to $73,068 in the fiscal year ended July 31, 1998 from $177,103 in the previous fiscal year. Sale prices for industrial equipment products were relatively unchanged from the previous fiscal year. The decrease in sales was a result of a shift in focus of the Company, beginning in 1996, from the industrial market to the passenger car market. Sales during 1998 were primarily sales of replacement and maintenance units to existing customers.

Gross margin decreased from 28.5% in fiscal 1997 to 20.5% in fiscal 1998 as the proportion of sales attributable to the industrial systems has decreased. Industrial systems have traditionally earned the Company a relatively high, 43%, profit margin. The Company's passenger car product lines, which represented the majority of its sales in 1998, earn a lower profit margin.

Expenses increased during the fiscal year 1998 to $6,696,899 as compared to $3,983,230 in the fiscal year 1997 due to increases in marketing, general and administrative, research and development, and depreciation and amortization expenses.

Marketing expenses increased to $1,614,321 for the fiscal year ended July 31, 1998 from $451,307 for fiscal 1997 as a result of increased expenditures on advertising and promotion, business development, travel, trade shows, and wages relating to the passenger car aftermarket product, which the Company began selling in June 1997. Marketing wages increased from $84,492 in fiscal 1997 to $527,080 in fiscal 1998 as a result of additional employees hired in the fourth quarter of fiscal 1997, including the President and the Vice President of SmarTire USA Inc., the Company's U.S. marketing subsidiary. The Company also expensed product development costs of $494,123 incurred to complete sales contracts to certain major customers during fiscal 1998, compared to $Nil in fiscal 1997. Marketing travel increased to $158,276 during fiscal 1998 from $58,375 in 1997 due to increased sales and marketing activity relating to the passenger car aftermarket product, which was introduced in the fourth quarter of fiscal 1997. Expenditures on trade shows increased from $38,538 in fiscal 1997 to $174,944 in fiscal 1998.

General and Administrative expenses increased to $2,674,568 in fiscal 1998 compared to $1,997,022 in fiscal 1997, as a result of the following:
Administrative wages increased from $648,826 in fiscal 1997 to $917,329 in 1998 due to the addition of a paid advisory board in the third quarter of 1997, increases in the number of administrative staff during 1998, and increases in administrative wage levels during 1998. Rent increased from $101,341 in fiscal 1997 to $171,736 during fiscal 1998 as a result of a move to larger premises in January 1997. The Company also incurred increased expenditures for public relations, securities filing fees, and telecommunications.

Research and Development expenses increased from $978,566 for fiscal 1997 to $1,477,129 for fiscal 1998. The increase was attributable to increases in expenditures on prototype development, including supplies and materials, from $414,410 in fiscal 1997 to $676,337 in fiscal 1998 as the Company continued to develop enhancements for future versions of its products. Engineering wages were $469,598 in fiscal 1997 as compared to $436,914 in fiscal 1998. Engineering consulting expenses totalled $199,981 in fiscal 1998 compared to $92,787 in fiscal 1997.

Depreciation and amortization increased as a result of the amortization of patents and other intellectual property purchased during the last three fiscal years and depreciation of capital assets.

Interest and finance charges increased to $897,760 for fiscal 1998 from $447,746 for the fiscal year ended 1997 as a result of interest on additional debt added during fiscal 1997 and 1998, a premium paid on the redemption of convertible debentures, and increased use of trade credit. All long-term debt added during 1997 and 1998 was converted to share capital or redeemed by June of 1998. Therefore, unless the Company obtains additional debt financing, interest and finance charges will be substantially lower in fiscal year 1999. The Company also earned foreign exchange income of $403,022 in 1998, primarily due to the appreciation of its US dollar cash balances relative to the Canadian dollar. The Company reported no significant foreign exchange gain or losses in 1997.

Net loss for the year ended July 31, 1998 was $6,692,765 as compared to $4,123,373 for the fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its activities substantially through the placement of securities. Financing has been accomplished in the form of private placements of Common Shares and Common Share purchase warrants; private placements of convertible debentures; the exercise of incentive stock options; the exercise of Common Share purchase warrants; and issuance of Common Stock in exchange for satisfaction of liabilities.

The timing of such placements was dependent on the requirements of the Company and the economic climate. The Company has incurred net losses in each year since inception and, as of July 31, 1998, had an accumulated deficit of $21,299,976.

Shareholders' equity was $13,384,277 and the Company's working capital was $11,977,053 at July 31, 1998.

As at July 31, 1998, the Company had commitments for payments under operating leases, and service agreements for premises and certain equipment of $792,000, as disclosed in the notes to the financial statements.

The Purchase Agreement between the Company and Epic Technologies, Inc. regarding the acquisition of tire monitoring assets requires the Company to pay Epic an additional US $100,000 on December 6 in any of the three years following the December 6, 1996 closing date in which the sales meet specific performance objectives. The Company was not required to make a payment in 1997 and does not expect to be required to make a payment in 1998.

The product licensing agreement between the Company and Advantage Enterprises, Inc. requires the Company to advance up to US$500,000 for the right to market a new low pressure warning device ("LPWD") for six years after the LPWD is ready for production, as defined in the agreement. The US$500,000 payment will be reduced by US$2,500 per day for each day that the product is not ready for production after July 1, 1998. As at October 15, 1998, the LPWD was not ready for production. The Company must purchase an increasing minimum number of units each year to retain its exclusivity under the agreement:

Management believes that the Company has sufficient cash to fund its current and planned operations through at least fiscal 1999. Thereafter, it is possible that the Company will require additional funding depending on the results from operations over the next two fiscal quarters.

The Company effected a reverse stock split of 1 to 8 effective December 24, 1997. At that time, all outstanding convertible securities, share purchase warrants, and share purchase options were proportionately adjusted to reflect the consolidation.

Fiscal Year Ended July 31, 1998

The Company's cash position at July 31, 1998 was $8,718,258, as compared to $69,761 at July 31, 1997. This increase was due to the net of the Company's operating, financing, and investing activities described below.

For the year ended July 31, 1998, the Company had $19,613,125 provided from the financing activities.

On April 20, 1998, TRW Inc. agreed to purchase from the Company (the "TRW Private Placement") 900,000 units at a price of US$4.00 per unit for a total purchase price of US$3,600,000 (CDN$5,165,000), each Unit consisting of a share of Common Stock and one non-transferable share purchase warrant entitling TRW to purchase an additional share for a period of two years at a price of US$4.00 per share during the first year and US$4.60 per share during the second year.

On March 24, 1998, the Company completed a private placement of 2,175,000 Units for gross proceeds of $8,700,000. Each Unit consisted of one share of Common Stock and one non-transferable share-purchase two year warrant at an exercise price of $4.00 per share if exercised during the first year and $4.80 if exercised during the second year. The Company paid a commission of $855,500.

On January 30, 1998, the Company completed a private placement of US $550,000 (CDN $770,000) 8% convertible redeemable debentures pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The Company paid a commission of US $55,000, with net proceeds of US $495,000 on the issue. The convertible debenture was redeemed by the Company on March 16, 1998 for US$783,750 plus accrued interest.

On October 3, 1997, the Company completed a private placement of 18% convertible redeemable debentures with a face value of US$ 622,222 (CDN $ 902,221). The debentures were sold at a discount to their face value for gross proceeds to the Company of US$ 560,000. The Company paid a commission of US $56,000, with net proceeds of US$504,000 on the issue. The debentures were convertible into Common Shares at $3.12 per share. By April 30, 1998, the convertible redeemable debentures had been converted to common shares.

On September 4, 1997, the Company completed the private placement of $380,000 Series "G" convertible debentures. The debentures carry an interest rate of ten percent (10%) per annum paid semi-annually for a term of three years. The Company paid a commission of $600, with net proceeds of $379,400 on the issue. The debentures were convertible into units consisting of one Common Share and one two year non-transferable share purchase warrant at a price of $2.80 in the first year. The warrants may be exercised at $2.80 per share until May 1, 1999, and $3.60 until May 1, 2000. By April 30, 1998, the convertible debentures had been converted to common shares.

The Company received net proceeds of $1,886,536 upon the exercise of employee and Director options to purchase 550,700 shares of common stock.

The Company received net proceeds of $3,746,571 and issued 876,785 common shares upon the exercise of share purchase warrants.

During the year, convertible debentures with a principal component of $3,665,686 and an equity component of $932,974 were converted to 1,303,399 common shares net of related share issue costs of $214,274.

The Company also repaid $977,361 of long-term debt during the year.

The Company used $693,605 for investing activities during fiscal 1998 including $399,605 for the purchase of capital assets, $14,000 for the purchase of patent rights, and $280,000 for marketing rights to a tire monitoring product.

$10,271,023 was used in operating activities of the Company during fiscal 1997 which was comprised of the $6,692,765 net loss and $4,431,256 increase in non-cash working capital, reduced by non-cash charges for depreciation and amortization of $852,998.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by Item 9 has been omitted and is incorporated by reference from the Company's definitive proxy statement and information circular relating to its 1998 annual general meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days after July 31, 1998 (the "Proxy Statement and Information Circular").

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference from the Company's definitive Proxy Statement and Information Circular.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated by reference to the Company's definitive Proxy Statement and Information Circular.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to the Company's definitive Proxy Statement and Information Circular.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1. Audited Consolidated Financial Statements and Financial Statement Schedules;

              Auditor's Report, dated October 7, 1998;

              Consolidated Balance Sheet at July 31, 1998 and July 31, 1997;

              Consolidated Statements of Loss and Deficit for the Years Ended July 31, 1998 and July 31, 1997;

              Consolidated Statement of Changes in Financial Position for the Years Ended July 31, 1998 and July 31, 1997;

              Notes to Consolidated Financial Statements.

         2.   Exhibits:
              3.1 Certificate of Incorporation of TTC/Truck Tech Corp. dated September 8, 1982

              3.2   Memorandum and Articles of TTC/Truck Tech Corp.

              3.3   Memorandum of TTC/Truck Tech Corp. dated September 2, 1987

              3.4 Altered Memorandum of TTC/Truck Tech Corp. dated October 25, 1991

              3.5 Certificate of Change of Name from TTC/Truck Tech Corp. to UniComm Signal Inc. dated April 13, 1994

              3.6 Certificate of Change of Name from UniComm Signal Inc. to SmarTire Systems Inc. dated December 24, 1997

              3.7 Special Resolution and Altered memorandum of UniComm Signal Inc. dated October 28, 1994

              3.8 Special Resolution and Altered memorandum of UniComm Signal Inc. dated November 17, 1995

              3.9 Special Resolution and Altered memorandum of UniComm Signal Inc. dated January 17, 1997

              3.10 Special Resolution and Altered memorandum of SmarTire Systems Inc. dated January 16, 1998

              10.1 Management Agreement between SmarTire Systems Inc. and Robert Rudman (the President of the Company) dated as of February 1, 1998

              10.2 Management Agreement between SmarTire Systems Inc. and Joseph Merback dated as of February 1, 1998

              10.3 Supply Agreement dated April 20, 1998 between the Company and TRW Inc.

              10.4 Technical Cooperation Agreement dated as of April 20, 1998 between the Company and TRW Inc.

              10.5 License Agreement dated as April 20, 1998 between the Company and TRW Inc.

              10.6 Product Licensing Agreement dated May 5, 1998 between the Company and Advantage Enterprises Inc.

              10.7 Distribution Agreement dated March 28, 1995 between the Company and The Haulpak Division of Komatsu Dresser Company.

              10.8 Letter Agreement dated December 4, 1996 between the Company and Pi Research Limited.

              11.1  Computation of Earnings per Share.

              27.   Financial Data Schedule

(b) There were no reports required to be filed on Form 8-K during fiscal 1998.

DESCRIPTION OF EXHIBITS

The following exhibits are filed as part of this Form 10-KSB

              3.1 Certificate of Incorporation of TTC/Truck Tech Corp. dated September 8, 1987 (1)

              3.2   Memorandum and Articles of TTC/Truck Tech Corp. (1)

              3.3   Memorandum of TTC/Truck Tech Corp. dated September 2, 1987
                    (1)

              3.4 Altered Memorandum of TTC/Truck Tech Corp. dated October 25, 1991(1)

              3.5 Certificate of Change of Name from TTC/Truck Tech Corp. to UniComm Signal Inc. dated April 13, 1994 (1)

              3.6 Certificate of Change of Name from UniComm Signal Inc. to SmarTire Systems Inc. dated December 24, 1997 (1)

              3.7 Special Resolution and Altered memorandum of UniComm Signal Inc. dated October 28, 1994 (1)

              3.8 Special Resolution and Altered memorandum of UniComm Signal Inc. dated January 17, 1997(1)

              3.9 Special Resolution and Altered memorandum of UniComm Signal Inc. dated November 17, 1995(1)

              3.10 Special Resolution and Altered memorandum of SmarTire Systems Inc. dated January 16, 1998(1)

              10.1 Management Agreement between SmarTire Systems Inc. and Robert Rudman (the President of the Company) dated as of February 1, 1998 (1)

              10.2 Management Agreement between SmarTire Systems Inc. and Joseph Merback dated as of February 1, 1998 (1)

              10.3 Supply Agreement dated April 20, 1998 between the Company and TRW Inc.(1)(2)

              10.4 Technical Cooperation Agreement dated as of April 20, 1998 between the Company and TRW Inc. (1)(2)

              10.5 License Agreement dated as April 20, 1998 between the Company and TRW Inc. (1)(2)

              10.6 Product Licensing Agreement dated May 5, 1998 between the Company and Advantage Enterprises Inc. (2)(3)

              10.7 Distribution Agreement dated March 28, 1995 between the Company and The Haulpak Division of Komatsu Dresser Company.
                    (1)

              10.8 Letter Agreement dated December 4, 1996 between the Company and Pi Research Limited. (1)

              11.1  Computation of Earnings per Share.

              27.   Financial Data Schedule

              ------------------------

              (1) Incorporated by reference to Form 10-SB filed with the Securities and Exchange Commission on August 18, 1998.

              (2) Portions of the Exhibit have been omitted pursuant to an order granting confidential treatment under the Securities Exchange Act of 1934.

              (3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended April 30, 1998.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                  SMARTIRE SYSTEMS INC.

    By:           /s/ ROBERT V. RUDMAN
                      ----------------------------------
                      Robert V. Rudman, CA
                      President and Chief
                      Executive Officer

    By:           /s/ KENNETH W. MORGAN
                      ----------------------------------
                      Kenneth W. Morgan, CA, CPA
                      Chief Financial Officer
                      (Principal Financial Officer)

    Date:             October 28, 1998
                      ----------------------------------


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON OCTOBER 28, 1998:

SIGNATURES                                  TITLES
----------                                  ------
/s/ ROBERT V. RUDMAN                        Chairman of the Board of
-------------------------------             Directors, President
Robert V. Rudman


/s/ JOSEPH H. MERBACK                       Director, President SmarTire
-------------------------------             USA Inc.
Joseph H. Merback


 /s/ JOHN I. BOLEGOH                        Director, Vice President,
-------------------------------             Operations
John I. Bolegoh


/s/ KENNETH W. MORGAN                       Director, Chief Financial Officer
-------------------------------
Kenneth W. Morgan

                    SMARTIRE SYSTEMS INC.

                    Consolidated Financial Statements

                    Years ended July 31, 1998 and 1997











                    INDEX

                                                                                     Page
                                                                                     ----
                    AUDITORS' REPORT                                                 F-1

                    FINANCIAL STATEMENTS

                    Consolidated Balance Sheets                                      F-2

                    Consolidated Statements of Loss and Deficit                      F-3

                    Consolidated Statements of Changes in Financial Position         F-4

                    Notes to Consolidated Financial Statements                       F-5

AUDITORS' REPORT TO THE SHAREHOLDERS


We have audited the consolidated balance sheets of SmarTire Systems Inc. as at July 31, 1998 and 1997 and the consolidated statements of loss and deficit and changes in financial position for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 1998 and 1997 and the results of its operations and the changes in its financial position for the years then ended in accordance with generally accepted accounting principles. As required by the Company Act of the Province of British Columbia, we report that, in our opinion, these principles have been applied on a consistent basis.



KPMG LLP

Chartered Accountants

Richmond, Canada
October 7, 1998

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in Canadian Dollars)

July 31, 1998 and 1997

-------------------------------------------------------------------------------------------------------------------
                                                                                     1998                 1997
-------------------------------------------------------------------------------------------------------------------

Assets

Current assets
     Cash                                                                 $     8,718,258      $        69,761
     Receivables                                                                  802,193              109,241
     Inventory (note 3)                                                         1,684,686              699,619
     Prepaids                                                                     106,957               46,582
     Supplier prepayments (note 4)                                              1,466,791               -
-------------------------------------------------------------------------------------------------------------------
                                                                               12,778,885              925,203
Capital assets (note 5)                                                           614,612              556,332
Other assets (note 6)                                                             792,612            1,168,042
-------------------------------------------------------------------------------------------------------------------
                                                                          $    14,186,109      $     2,649,577
-------------------------------------------------------------------------------------------------------------------


Liabilities and Shareholders' Equity (Deficiency of Assets over Liabilities)

Current liabilities
     Payables and accruals                                                $       801,832      $     2,027,903
     Current portion of long-term debt (note 7)                                    -                   207,861
-------------------------------------------------------------------------------------------------------------------
                                                                                  801,832            2,235,764
Long-term debt (note 7)                                                            -                 2,473,362

Shareholders' equity (deficiency of assets
   over liabilities)
     Share capital (note 8)                                                    30,669,253           11,707,260
     Equity component of convertible debt and warrants (note 9)                 4,015,000              840,402
     Deficit                                                                  (21,299,976)         (14,607,211)
-------------------------------------------------------------------------------------------------------------------
                                                                               13,384,277           (2,059,549)

Commitments and contingencies (note 12)
Subsequent events (notes 12(c) and 14)
-------------------------------------------------------------------------------------------------------------------
                                                                          $    14,186,109      $     2,649,577
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

On behalf of the Board


/s/ Robert V. Rudman,  Director                /s/ Kenneth W. Morgan,   Director
---------------------                           ---------------------

SMARTIRE SYSTEMS INC.
Consolidated Statements of Loss and Deficit
(Expressed in Canadian Dollars)

Years ended July 31, 1998 and 1997

-------------------------------------------------------------------------------------------------------------------
                                                                                     1998                 1997
-------------------------------------------------------------------------------------------------------------------

Revenue                                                                   $     2,057,251      $       921,546

Cost of goods sold                                                              1,636,262              658,943
-------------------------------------------------------------------------------------------------------------------

                                                                                  420,989              262,603

Expenses
     Marketing                                                                  1,614,321              451,307
     General and administrative                                                 2,674,568            1,997,022
     Research and development                                                   1,477,129              978,566
     Depreciation and amortization                                                852,998              511,335
-------------------------------------------------------------------------------------------------------------------

                                                                                6,619,016            3,938,230
-------------------------------------------------------------------------------------------------------------------

Loss from operations                                                           (6,198,027)          (3,675,627)

Other expense (income)
     Foreign exchange                                                            (403,022)              -
     Interest and finance charges                                                 897,760              447,746
-------------------------------------------------------------------------------------------------------------------

                                                                                  494,738              447,746
-------------------------------------------------------------------------------------------------------------------

Net loss                                                                       (6,692,765)          (4,123,373)

Deficit, beginning of year                                                    (14,607,211)         (10,483,838)
-------------------------------------------------------------------------------------------------------------------

Deficit, end of year                                                      $   (21,299,976)     $   (14,607,211)
-------------------------------------------------------------------------------------------------------------------


Loss per share                                                            $        (1.12)      $        (1.17)
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Changes in Financial Position
(Expressed in Canadian Dollars)

Years ended July 31, 1998 and 1997

-------------------------------------------------------------------------------------------------------------------
                                                                                     1998                 1997
-------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN)

Operations
     Net loss                                                             $    (6,692,765)     $    (4,123,373)
     Depreciation and amortization                                                852,998              511,335
     Changes in non-cash working capital                                       (4,431,256)           1,484,463
-------------------------------------------------------------------------------------------------------------------

                                                                              (10,271,023)          (2,127,575)

Financing
     Repayment of long-term debt                                                 (977,860)              -
     Convertible debentures                                                     2,162,652            3,177,164
     Share capital and warrants issued                                         22,976,993              637,294
     Conversion of debentures to share capital                                 (4,548,660)             (18,000)
-------------------------------------------------------------------------------------------------------------------

                                                                               19,613,125            3,796,458

Investing
     Capital assets                                                              (399,605)            (329,121)
     Other assets                                                                (294,000)            (157,756)
     Acquisition of tire monitoring assets                                         -                (1,215,000)
-------------------------------------------------------------------------------------------------------------------

                                                                                 (693,605)          (1,701,877)
-------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                                     8,648,497              (32,994)

Cash, beginning of year                                                            69,761              102,755
-------------------------------------------------------------------------------------------------------------------

Cash, end of year                                                         $     8,718,258      $        69,761
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

Years ended July 31, 1998 and 1997

--------------------------------------------------------------------------------


1.   OPERATIONS

     The Company and its subsidiaries develop and market products incorporating wireless data transmission and processing technologies, primarily for the automotive markets. The Company's primary product is a wireless tire monitoring system which it currently markets for use on passenger vehicles, off-road heavy equipment and other pneumatic tire applications.


2.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of presentation

     These financial statements include the accounts of the Company and its wholly-owned subsidiaries, SmarTire USA Inc., SmarTire (Europe) Ltd., and SmarTire Technologies Inc.

     The audited consolidated financial statements have been prepared in Canadian dollars in accordance with generally accepted accounting principles in Canada and generally conform with those established in the United States, except as explained in note 13.

     (b)  Inventory

     Inventory is valued at the lower of cost and net realizable value. Cost is determined using the weighted average cost method and includes invoice cost, duties and freight, plus direct labor applied to the product and the applicable share of manufacturing overhead.

     (c)  Capital assets

     Capital assets are recorded at cost. Depreciation of computer hardware and software and office and shop equipment is provided for on the declining balance basis at 30% per annum. Leasehold improvements are depreciated over the term of the lease plus one renewal option period.

     (d)  Deferred and patent costs

     Research costs are expensed as incurred. Development costs and patent costs, which are included in other assets, that are expected to provide future benefits with reasonable certainty are deferred and amortized over the useful life of the products to a maximum of three years. Other development costs that do not meet these criteria are expensed as incurred.
     (e) Revenue recognition

     Revenue from sales is recognized when goods are shipped to customers.
     (f) Loss per share

     Basic loss per share computations are based on the weighted average number of shares outstanding during the year. The stock options and warrants outstanding (note 8(g)) are antidilutive, accordingly, fully diluted loss per share does not differ from basic loss per share for the years presented herein.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1998 and 1997

--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (g) Foreign exchange

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

     (h) Advertising expenses

     Advertising costs are expensed as incurred.

     (i) Significant estimates

     Management of the Company follows a policy of using significant estimates related to establishing the recoverability of its assets including inventory, supplier prepayments, capital assets and other assets and the likelihood of contingent payables. These criteria are evaluated periodically by management and are amended as the related operations progress. Management applies the results of operations to the criteria to determine whether there is a permanent impairment in value of the assets or the existence of a liability.

3.   INVENTORY

-------------------------------------------------------------------------------------------------------------------
                                                                                     1998                 1997
-------------------------------------------------------------------------------------------------------------------

     Raw materials and parts                                              $       794,508      $       269,367
     Work in progress                                                             219,946              192,115
     Finished goods                                                               670,232              238,137
-------------------------------------------------------------------------------------------------------------------

                                                                          $     1,684,686      $       699,619
-------------------------------------------------------------------------------------------------------------------

4.   SUPPLIER PREPAYMENTS

     Supplier prepayments represents advances made to a supplier to cover estimated future raw material and assembly costs of tire monitoring systems to meet anticipated future Company sales levels.

5.   CAPITAL ASSETS

-------------------------------------------------------------------------------------------------------------------
                                                                                                          1998
                                                                                  Accumulated         Net book
                                                                       Cost      Depreciation            value
-------------------------------------------------------------------------------------------------------------------

     Computer and software                                    $     276,484     $     156,300    $     120,184
     Office and shop equipment                                      813,720           419,110          394,610
     Leasehold improvements                                         115,098            15,280           99,818
-------------------------------------------------------------------------------------------------------------------

                                                              $   1,205,302     $     590,690    $     614,612
-------------------------------------------------------------------------------------------------------------------

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1998 and 1997

--------------------------------------------------------------------------------


5.   CAPITAL ASSETS, CONTINUED

-------------------------------------------------------------------------------------------------------------------
                                                                                                          1997
                                                                                  Accumulated         Net book
                                                                       Cost      Depreciation            value
-------------------------------------------------------------------------------------------------------------------

     Computer and software                                    $     211,480     $     118,721    $      92,759
     Office and shop equipment                                      493,955           125,631          368,324
     Leasehold improvements                                         100,262             5,013           95,249
-------------------------------------------------------------------------------------------------------------------

                                                              $     805,697     $     249,365    $     556,332
-------------------------------------------------------------------------------------------------------------------


6.   OTHER ASSETS

-------------------------------------------------------------------------------------------------------------------
                                                                                                          1998
                                                                                  Accumulated         Net Book
                                                                       Cost      Depreciation            Value
-------------------------------------------------------------------------------------------------------------------

     Patents                                                  $     401,499     $     236,375    $     165,124
     Deferred development costs                                     406,626           334,680           71,946
     Contractual rights                                                   1            -                     1
     Customer lists                                                 675,000           376,125          298,875
     Marketing license                                              280,000            23,334          256,666
-------------------------------------------------------------------------------------------------------------------

                                                              $   1,763,126     $     970,514    $     792,612
-------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------------
                                                                                                          1997
                                                                                  Accumulated         Net Book
                                                                       Cost      Depreciation            Value
-------------------------------------------------------------------------------------------------------------------

     Patents                                                  $     387,499     $     125,000    $     262,499
     Deferred development costs                                     406,626           183,840          222,786
     Contractual rights                                                   1            -                     1
     Customer lists                                                 675,000           150,000          525,000
     Deferred finance costs                                         157,756            -               157,756
-------------------------------------------------------------------------------------------------------------------

                                                              $   1,626,882     $     458,840    $   1,168,042
-------------------------------------------------------------------------------------------------------------------


     (a) On May 1, 1998, the Company purchased the worldwide marketing, distribution and sale license for an existing tire monitoring device from Advantage Enterprises, Inc. for cash consideration of US $200,000 (Cdn $280,000). These marketing costs are being amortized over a two year period, representing the estimated period of benefit.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1998 and 1997

--------------------------------------------------------------------------------

6.   OTHER ASSETS, CONTINUED

     (b) In 1997, the Company recorded deferred finance costs for expenditures associated with the issuance of convertible debentures. The costs were amortized over the term of the debentures and upon conversion into common shares in fiscal year 1998, the unamortized balance of deferred finance costs was applied on a pro-rata basis to the value ascribed to the related share capital.

     (c) On December 6, 1996, the Company acquired intellectual property, manufacturing and testing equipment, and contractual rights relating to tire monitoring systems from EPIC Technologies, Inc. for cash consideration of US $900,000 (Cdn $1,215,000).

     Net assets acquired were as follows:

     Capital assets                                                                            $       202,500
     Patents and intellectual property                                                                 337,499
     Contractual rights                                                                                      1
     Customer list                                                                                     675,000
-------------------------------------------------------------------------------------------------------------------

                                                                                               $     1,215,000
-------------------------------------------------------------------------------------------------------------------


7.   LONG-TERM DEBT

-------------------------------------------------------------------------------------------------------------------
                                                                                     1998                 1997
-------------------------------------------------------------------------------------------------------------------

     Western Economic Diversification Program                             $       -            $        28,743
     Western Economic Diversification Program                                     -                    164,718
     Class B redeemable debenture with a face value of
       $Nil (1997 - $14,403) bearing interest at 12% per
       annum                                                                      -                     14,400
     Class C redeemable and convertible debenture bearing
       interest at 10% per annum, converted into 11,385 units,
       each unit consisting of one common share and one
       share purchase warrant, during fiscal 1998 (note 8(e))                     -                    136,600
     Class D redeemable and convertible debenture bearing
       interest  at 6% per annum, converted into 252,130 units,
       each unit consisting of one common share and one share
       purchase warrant, during fiscal 1998 (note 8(e))                           -                    912,454
     Class F redeemable and convertible debenture
       bearing interest at 10% per annum, converted into 614,948
       units, each unit consisting of one common share and one
       share purchase warrant, during fiscal 1998 (note 8(e))                     -                  1,262,153
     Class G redeemable and convertible debenture bearing interest at 10% per annum, converted into 135,713 units, each unit
       consisting of one common share and one share purchase
       warrant, during fiscal 1998 (notes 7(a) and 8(e))                          -                    162,155
-------------------------------------------------------------------------------------------------------------------

                                                                                  -                  2,681,223
     Less:  current portion                                                       -                    207,861
-------------------------------------------------------------------------------------------------------------------

                                                                          $       -            $     2,473,362
-------------------------------------------------------------------------------------------------------------------

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1998 and 1997

--------------------------------------------------------------------------------


7.   LONG-TERM DEBT, CONTINUED

     (a) On September 4, 1997, the Company completed the private placement of $380,000 Series G convertible debentures. Gross proceeds of $178,000 was received during fiscal year 1997 and was recorded as long-term debt and equity component of convertible debt and warrants.

     On October 3, 1997, the Company completed a private placement of 18% convertible and redeemable debentures with a face value of US $622,222 (Cdn $902,221) for net proceeds of US $504,000. The debentures were convertible into common shares at Cdn $3.12 per share. During fiscal 1998, the convertible redeemable debentures were converted to 289,173 common shares (note 8(e)).

     On January 30, 1998, the Company completed a private placement of US $550,000 (Cdn $770,000) 8% convertible and redeemable debentures for net proceeds of US $495,000 on the issue. The convertible debenture was fully redeemed by the Company in March 1998 at a premium of US $233,750 which is included in interest expense.

     (b) During the years ended July 31, 1998 and 1997, the Company paid interest on long-term debt of $880,740, and $304,582 respectively.


8.   SHARE CAPITAL

     (a) Authorized

         (i)   Common shares:        200,000,000 without par value
         (ii)  Preferred shares:     20,000 with par value of $1,000 per share

         During 1997, the Company increased the authorized capital from 50,000,000 common shares without par value to 200,000,000 common shares without par value.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1998 and 1997

--------------------------------------------------------------------------------


8.   SHARE CAPITAL, CONTINUED

     (b) The subscribed and issued share capital of the Company is as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                   Common
                                                                                   Shares               Amount
-------------------------------------------------------------------------------------------------------------------

     Balance at July 31, 1996                                                   3,404,225      $    11,069,966

     Issued during the year ended July 31, 1997
         Cash (net of issuance costs of $32,931)                                   62,325              216,369
         Exercise of stock options                                                 26,250               72,300
         Exercise of warrants                                                     102,473              330,625
         Conversion of convertible debenture                                        5,625               18,000
-------------------------------------------------------------------------------------------------------------------

     Balance at July 31, 1997                                                   3,600,898           11,707,260

     Issued during the year ended July 31, 1998
         Cash (net of issuance costs of $855,500) (note 8(d))                   3,075,000            8,994,500
         Exercise of stock options                                                550,700            1,886,536
         Exercise of warrants                                                     876,785            3,746,571
         Conversion of convertible debentures (note 7(a) and 8(e))              1,303,399            4,334,386
-------------------------------------------------------------------------------------------------------------------

     Balance at July 31, 1998                                                   9,406,782      $    30,669,253
-------------------------------------------------------------------------------------------------------------------


     (c) The Company effected a reverse stock split of 1 to 8 effective December 24, 1997. At that time, all outstanding common shares, convertible securities, common share purchase warrants, and common share purchase options were proportionately adjusted to reflect the consolidation. All references to share capital within the financial statements are on a post-consolidated basis.

     (d) On April 20, 1998, the Company completed a private placement with TRW Inc. of 900,000 units at a price of US $4.00 per unit for a total purchase price of US $3,600,000 (Cdn $5,165,000), each unit consisting of a share of common stock and one non-transferable share purchase warrant to purchase an additional share for a period of two years at a price of US $4.00 per share during the first year and US $4.60 per share during the second year.

     On March 24, 1998, the Company completed a private placement of 2,175,000 units for gross proceeds of $8,700,000. Each unit consisted of one share of common stock and one non-transferable share purchase warrant to purchase an additional share for a period of two years at an exercise price of $4.00 per share during the first year and $4.80 during the second year.

     A value has been assigned to the above share purchase warrants issued totalling $4,015,000 and has been recorded as a separate component of shareholders' equity.

     (e) During the year ended July 31, 1998, convertible debentures with a principal component of $3,615,686 and an equity component of $932,974 were converted to 1,303,399 common shares net of related share issuance costs of $214,274.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1998 and 1997

--------------------------------------------------------------------------------

8.   SHARE CAPITAL, CONTINUED

     (f) Shares held in escrow

     A total of 181,250 (1997 - 181,250) shares are held in escrow, to be released only with the consent of the governing regulatory authorities. These shares carry voting rights but are restricted from trading subject to an earn-out provision based on a formula acceptable to the governing regulatory authorities and until consent is obtained.

     An additional 250,000 treasury shares have been reserved for future allotment and issuance, subject to an earn-out provision based on cash flow as defined in the earn-out agreement.

     The shares held in escrow and the allotted treasury shares are scheduled to expire May 23, 1999.

     (g) Stock options and warrants

     The Company periodically grants fixed stock options to its employees and directors.

     A summary of fixed stock option transactions and balances during the two years ended July 31, 1998 is as follows:

----------------------------------------------------------------------------------------------------------------
                                                               1998                            1997
                                                     -------------------------      ----------------------------
                                                                      Weighted                        Weighted
                                                                       average                         average
                                                                      exercise                        exercise
                                                        Shares           price         Shares            price
----------------------------------------------------------------------------------------------------------------
     Outstanding, beginning of year                    349,375       $    3.01        196,438        $    4.17
         Options granted                               806,500            4.23        486,250             3.37
         Options exercised                             550,700            3.43         26,250             2.75
         Options cancelled                              50,000            4.06        297,688             4.37
         Options expired                                -                 -             9,375             3.36
----------------------------------------------------------------------------------------------------------------

     Outstanding, end of year                          555,175       $    4.27        349,375        $    3.01
----------------------------------------------------------------------------------------------------------------

     Options exercisable at end of year                555,175       $    4.27        349,375        $    3.01
----------------------------------------------------------------------------------------------------------------


     Stock options outstanding as at July 31, 1998 have a weighted average remaining life of 4.4 years (1997 - 3.0 years).

     As at July 31, 1998, warrants were outstanding for 3,651,678 (1997 - 463,770) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $2.80 to $12.00 (1997 - $4.00 to $8.00) per share which expire on various dates until 2000.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1998 and 1997

--------------------------------------------------------------------------------


9.   FINANCIAL INSTRUMENTS AND SIGNIFICANT ESTIMATES

     (a) Fair value disclosure

     The carrying value of cash, receivables and payables and accruals approximate fair value due to the short-term maturity of these instruments.

     (b) Credit risk

     The majority of the Company's activities are concentrated in the automotive industry and sales are substantially to United States customers. Approximately 90% (1997 - 90%) of sales were derived from the Company's six (1997 - four) largest customers.

     (c) Convertible debt instruments and warrants

     The Company records the liability component of a compound financial instrument (determined to be the net present value of the principal and interest payments) and the equity component separately on the balance sheet. Interest is recorded at the estimated market interest rate, determined at issuance date, for instruments of comparable credit status but without the conversion option.

     The Company records the estimated warrant value at the date of issuance as a separate component of shareholders' equity. As the warrants are exercised, the value is reclassified to issued share capital.


10.  RELATED PARTY TRANSACTIONS

     Included in payables and accruals are amounts due to directors and shareholders of the Company totalling $Nil as at July 31, 1998 (1997 - $188,500) which are unsecured, non-interest bearing and due on demand.

     During the year ended July 31, 1998, the Company issued 749,849 (1997 - 18,750) common shares for cash in the amount of $1,419,416 (1997 - $67,300) to senior officers, directors and/or their immediate families and companies controlled by senior officers, directors and/or their immediate families upon the exercise of stock options and share subscriptions.

     On April 20, 1998, TRW Inc. ("TRW") subscribed for an equity interest in the Company (note 8(d)). Simultaneous to the subscription agreement, the Company and TRW entered into licensing, technical cooperation and supply agreements. Under the agreements, TRW was granted a worldwide exclusive license to market and distribute tire sensing products in the original equipment manufacturer market. The parties will cooperate in the development of new tire pressure sensing technology and the Company will purchase its components from TRW under certain conditions. No sales or purchases under these agreements occurred in fiscal year 1998.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1998 and 1997

--------------------------------------------------------------------------------


11.  INCOME TAXES
     The Company has losses for income tax purposes carried forward at July 31, 1998 of approximately $17,000,000 (1997 - $8,791,000) and scientific research and development expenditures of $1,400,000 (1997 - $4,000,000) available to reduce future taxable income. The related tax benefits of these deductions have not been recognized in the accounts. The estimated losses for income tax purposes expire as follows:

     1999                                                                                     $        893,000
     2000                                                                                            1,091,000
     2001                                                                                              983,000
     2002                                                                                            1,656,000
     2003                                                                                            2,804,000
     2004                                                                                            3,611,000
     2005                                                                                            5,962,000
-------------------------------------------------------------------------------------------------------------------
                                                                                              $     17,000,000
-------------------------------------------------------------------------------------------------------------------


12.  COMMITMENTS AND CONTINGENCIES

     (a) The Company is committed to the following payments under operating leases, and service agreements for premises and certain equipment.

     1999                                                                                      $       278,000
     2000                                                                                              229,000
     2001                                                                                              204,000
     2002                                                                                               80,000
     2003                                                                                                1,000
-------------------------------------------------------------------------------------------------------------------

                                                                                               $       792,000
-------------------------------------------------------------------------------------------------------------------

     (b) The purchase agreement between the Company and Epic Technologies, Inc.
     (EPIC) regarding the acquisition of tire monitoring assets (note 6(a)) requires the Company to pay EPIC an additional US $100,000 in any of the three years following the December 6, 1996 closing date in which sales meet specific performance objectives. No payment was required in 1997.

     (c) On May 5, 1998, the Company completed a product licensing agreement with Advantage Enterprises Inc. ("Advantage") granting the Company the exclusive worldwide rights to market a new Low Pressure Warning Device ("LPWD") to be manufactured by Advantage. The Company also purchased the rights to all existing tire monitoring products owned by Advantage. US $200,000 was paid upon closing for the existing tire monitoring products. Subsequent to fiscal year 1998, the Company may be required to pay up to US $422,500 for rights to market the new LPWD for a period of six years. As of October 7, 1998, no additional payments have been required under this agreement. Subject to certain conditions, including the LPWD being ready for production, the Company is required to purchase certain quantities of LPWD units in each of the years 1998 to 2003.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1998 and 1997

--------------------------------------------------------------------------------


13.  UNITED STATES ACCOUNTING PRINCIPLES

     The Company's financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). A reconciliation of financial statement amounts from Canadian generally accepted accounting principles to United States generally accepted accounting principles is as follows:

     (a) Loss and deficit

-------------------------------------------------------------------------------------------------------------------
                                                                                     1998                 1997
-------------------------------------------------------------------------------------------------------------------
                                                                                      (thousands of dollars)

     Net loss in accordance with Canadian GAAP                            $        (6,693)     $        (4,123)
     Effects of differences in accounting for:
         Research and development costs (b)                                           151                  151
         Interest expense on convertible debt (c)                                    (557)                 (59)
-------------------------------------------------------------------------------------------------------------------

     Net loss in accordance with United States GAAP                                (7,099)              (4,031)
     Beginning deficit in accordance with United States GAAP                      (14,914)             (10,883)
-------------------------------------------------------------------------------------------------------------------

     Ending deficit in accordance with United States GAAP                 $       (22,013)     $       (14,914)
-------------------------------------------------------------------------------------------------------------------


     (b) Research and development costs

     United States generally accepted accounting principles require that all development costs be charged to expense when incurred. Applying United States generally accepted accounting principles, other assets would be reduced by approximately $72,000 and $222,000 as at July 31, 1998 and 1997, respectively.

     (c) Convertible debt and issuance of units

     Under Canadian GAAP, a value is assigned to the conversion feature of debt convertible to equity. Under United States GAAP, a value is assigned to the conversion feature of debt convertible to equity if the conversion rate is less than the market price of the common stock at the date of issuance. Applying United States GAAP, total long-term debt would increase by approximately $Nil (1997 - $279,000) and shareholders' equity would increase by $616,000 (1997 - decrease by $220,000) as at July 31, 1998 and interest expense would increase by approximately $557,000 (1997 - $59,000).

     During fiscal year 1998, the Company completed private placements of units (note 8(d)), each unit consisting of one share of common stock and one share purchase warrant. Under Canadian GAAP, the warrants were assigned a value of $4,015,000 on issuance which was included as a separate component of shareholders' equity. Under United States GAAP, this value would be included in issued share capital.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1998 and 1997

--------------------------------------------------------------------------------


13.  UNITED STATES ACCOUNTING PRINCIPLES, CONTINUED

     (d) Loss per share

     The weighted average number of shares and loss per share under United States GAAP are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                     1998                 1997
-------------------------------------------------------------------------------------------------------------------

     Weighted average number of shares                                          5,815,970            3,344,803
     Basic loss per share                                                 $        (1.22)      $         (1.21)
-------------------------------------------------------------------------------------------------------------------


     Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128") Earnings per Share for United States GAAP purposes, on a retroactive basis. Under FAS 128, basic loss per common share, similar to Canadian GAAP, is based on the weighted average number of common shares outstanding during the year. Contingently returnable shares held in escrow have been excluded from the calculation of weighted average number of shares under United States GAAP. Under Canadian GAAP, contingently returnable shares held in escrow are included in the calculation of weighted average number of shares.

     (e) Statement of changes in financial position

     United States GAAP requires the effect of non-cash working capital balances be disclosed in the statement of cash flows and the effect of non-cash financing and investing transactions excluded from the statement of cash flows.

     The changes in non-cash working capital balances related to operating activities include:

-------------------------------------------------------------------------------------------------------------------
                                                                                     1998                 1997
-------------------------------------------------------------------------------------------------------------------

     Decrease (increase) in assets
         Supplier prepayments                                             $    (1,466,791)     $        -
         Receivables                                                             (692,952)             127,981
         Inventory                                                               (985,067)            (295,400)
         Prepaids                                                                 (60,375)             (28,001)
     (Decrease) increase in liabilities
         Payables and accruals                                                 (1,226,071)           1,679,883
-------------------------------------------------------------------------------------------------------------------

                                                                          $    (4,431,256)     $     1,484,463
-------------------------------------------------------------------------------------------------------------------


     Cash provided by share capital issuance and cash applied to the conversion of debentures to share capital under financing would each decrease in total by $4,548,660 in the year ended July 31, 1998 (1997 - $18,000) because these amounts would be considered non-cash transactions.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1998 and 1997

--------------------------------------------------------------------------------


13.  UNITED STATES ACCOUNTING PRINCIPLES, CONTINUED

     (f) Income taxes

     Under United States GAAP, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Temporary differences are tax-effected at current rates whereas under Canadian GAAP, temporary differences are tax-effected at historical rates. There have been no deferred tax effects or changes in tax rates during fiscal years 1998 and 1997. There are no differences in recorded amounts under United States GAAP or Canadian GAAP. The Company's net deferred tax asset under United States GAAP is as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                     1998                 1997
-------------------------------------------------------------------------------------------------------------------

     Deferred tax assets
         Net operating loss carryforwards                                 $     6,877,000      $     3,393,326
         Scientific research and development expenses                             549,000            1,544,000
-------------------------------------------------------------------------------------------------------------------

                                                                                7,426,000            4,937,326

     Less valuation allowance                                                  (7,426,000)          (4,937,326)
-------------------------------------------------------------------------------------------------------------------

     Net deferred tax assets                                              $        -           $        -
-------------------------------------------------------------------------------------------------------------------


     The Company believes that the realization of its net deferred tax assets is not more likely than not and therefore has recognized a full valuation allowance thereon. The Company's future ability to realize its deferred tax assets is based on several factors, including future profitability.

     (g) Stock-based compensation

     The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, for United States GAAP purposes. Under APB 25, no compensation expense has been recognized in 1998 and 1997. Had compensation cost been determined based on the fair value at the grant dates consistent with the measurement provisions of FAS 123, net loss under United States GAAP would have been $8,172,000 for the year ended July 31, 1998 ($4,386,000 - 1997) and basic loss per common share would have been $1.41 (1997 - $1.32). For these purposes, the fair value of each option was estimated using the Black-Scholes option - pricing model with the following weighted average assumptions: dividend yield 0% (1997 - 0%), expected volatility 60% (1997 - 60%), Canadian risk free interest rate 5.25% (1997 - 4.50%), and weighted average option term of 1.5 years (1997 - 1.4 years). The weighted average fair value of the options granted was $1.33 (1997 - $0.96) per option.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1998 and 1997

--------------------------------------------------------------------------------


13.  UNITED STATES ACCOUNTING PRINCIPLES, CONTINUED

     (h) Functional currency

     The functional currency for the Company's foreign operations is the Canadian dollar.

     (i) Recent United States accounting standards

     The Canadian Institute of Chartered Accountants ("CICA") issued CICA Handbook 3465, Income Taxes, which is required to be implemented for fiscal years beginning after January 1, 2000. This new standard is substantially consistent with the U.S. Standard, FAS109.

     The Financial Accounting Standards Board ("FASB") issued FAS 130, Reporting Comprehensive Income, and FAS 131, Disclosures About Segments of an Enterprise and Related Information which are required to be implemented during the Company's fiscal year ended July 31, 1999. These standards will effect the presentation but not the measurement of the consolidated financial statements and the related notes.


14.  SUBSEQUENT EVENTS

     Subsequent to year-end, 117,414 shares were issued as a result of exercise of warrants and options.


15.  COMPARATIVE FIGURES

     Certain comparative figures have been reclassified to conform with the financial statement presentation adopted for the current year.


16.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.