Form 10QSB
period 1998-10-31
SMARTIRE SYSTEMS INC
filed 1998-12-14
CIK 1057293

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act 0f 1934 for the quarterly period ended October 31, 1998.

[ ] Transition report under section 13 or 15(d) of the Exchange Act For the transition period from _____ to _____

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

Yes   [X]    No [ ]

As of November 30, 1998, the Company had 9,564,742 shares of common stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one):

Yes   [ ]    No [X]

                            SMARTIRE SYSTEMS INC.
                                     INDEX

PART I.  FINANCIAL INFORMATION
       ITEM 1.   FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS (UNAUDITED) -
                 OCTOBER 31, 1998 AND JULY 31, 1998

                 CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                 (UNAUDITED) - THREE MONTHS ENDED OCTOBER 31,
                 1998 AND OCTOBER 31, 1997.

                 CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                 (UNAUDITED) - THREE MONTHS ENDED OCTOBER 31, 1998 AND OCTOBER
                 31, 1997.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - THREE
                 MONTHS ENDED OCTOBER 31, 1998 AND OCTOBER 31, 1997.

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                 OF OPERATION.

PART II. OTHER INFORMATION

      ITEM 2.    CHANGES IN SECURITIES

      ITEM 5.    OTHER INFORMATION

      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its subsidiaries (the "Company" or "SmarTire") as of October 31, 1998 for the three month periods ended October 31, 1998 and October 31, 1997 are attached hereto.

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

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the three months ended October 31, 1998 and 1997 should be read in conjunction with the consolidated financial statements of the Company.

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

Set forth below is the rate of exchange for the Canadian Dollar at the end of the most recent fiscal year ended July 31, 1998 and the three months ended October 31, 1998 and 1997, average rates for the periods, and the range of high and low rates for the periods. For purposes of this table, the rate of exchange means the noon buying rate in New York City for the cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of

New York. The table sets forth the number of Canadian Dollars required under that formula to by one U.S. dollar. The average rate means the average of the exchange rates on the last day of each month during the period.

U.S. Dollar/Canadian Dollar

                                   Average     Close       High         Low
                                   -------     -----       ----         ----
Three Months Ended 10/31/98        1.53       1.54         1.58         1.50
Three Months Ended 10/31/97        1.39       1.41         1.41         1.37
Fiscal Year Ended 7/31/98          1.43       1.51         1.51         1.37

Since its inception, the Company has reported net losses arising from general expenses and research/development expenditures. The Company has sustained itself during the last several years through the sale of securities, including common shares and convertible debentures, and the exercise of share purchase warrants and share purchase options.

SmarTire is engaged in the development and marketing of a line of Tire Monitoring Systems (TMS) incorporating proprietary patented technology designed to improve the tire life, fuel efficiency, vehicle productivity and safety. During the three months ended October 31, 1998, the Company earned revenues from the sale of TMS for passenger cars, racing applications and industrial applications.

The passenger car TMS are sold to two distinct and separate markets: the Replacement Tire Market (Aftermarket) and the Original Equipment Manufacturer
(OEM) Market. The Company sells OEM passenger car systems to Ford Motor Company, where they are packaged as an optional accessory with run-flat tires and other safety features on the Lincoln Continental. Aftermarket systems may be added to existing vehicles as an accessory and are distributed primarily through independent tire dealers and distributors, and automotive service centers. Run-flat tires allow drivers to drive up to 50 miles on a tire that has lost all its air pressure. Run-flat tires perform so well without any air pressure that an approved tire pressure monitoring system is required with the purchase of each set of tires. Otherwise, the operator may unknowingly drive on the tire until it fails or is no longer repairable. The Company's advanced tire monitoring system is currently the only tire monitoring system that has been approved for sale with run-flat tires by Goodyear, Michelin, and Bridgestone/Firestone.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1998 AND OCTOBER 31, 1997

Gross revenue for the three months ended October 31, 1998 was $693,386 compared to $320,774 for the three months ended October 31, 1997. There is some seasonality to product sales which matches the advertising and promotion programs of the major tire manufacturers. During the fall months, a number of advertising programs switch from conventional and run-flat tires to the promotion of winter tires.

Sales of Aftermarket passenger car systems were $552,965 for the quarter ended October 31, 1998 compared to $141,273 sales for the three months ended October 31, 1997. Sales of the OEM passenger car system decreased to $115,080 for the quarter ended October 31, 1998 compared to $167,439 for the comparable period of the previous year. Sales of the Racing TMS product increased to $16,030 for the three months ended October 31, 1998 from $5,797 in the three months ended October 31, 1997. Sales of Industrial TMS systems increased to $9,311 during the three months ended October 31, 1998 from $6,265 in the comparable period of the previous year.

Gross margin decreased from 25% for the three months ended October 31, 1997 to 15% for the three months ended October 31, 1998 due to an increasing proportion of sales from the passenger car market. The Company's passenger car product lines earn a lower profit margin than the Company's industrial systems.

Expenses increased to $2,119,638 for the three months ended October 31, 1998 from $1,123,922 for the comparable period of the previous fiscal year, due to increases in depreciation and amortization, general and administration and marketing expenses. Marketing expenses increased from $236,194 for the three month period ended October 31, 1997 to $701,136 for the comparable period of 1998 as a result of increased expenditures on point of sale materials, technical manuals, trade shows, and advertising and promotion relating to the Aftermarket passenger car product, which the Company began selling in May 1997. Marketing compensation increased as a result of additional employees hired or assigned to marketing functions. Marketing travel increased as a result of increased activity relating to the marketing of the Aftermarket passenger car product line and participation in trade shows. The creation and operation of the Company's European marketing subsidiary, SmarTire (Europe) Limited, contributed to the increase in the above marketing expenses.

General and Administrative expenses increased to $940,033 for the three months ended October 31, 1998 as compared to $348,819 for the three month period ended October 31, 1997. The increase was attributed to increases in public relations, compensation, legal, insurance and travel expenses. Compensation increased from $156,920 in the three months ending October 31, 1997 to approximately $353,785 for the three months ended October 31, 1998 due to increases in the number of administrative staff and increases in administrative wage levels. Professional fees increased to $127,970 for the three months ended October 31, 1998 compared to $17,603 for the three months ended October 31, 1997, as a result of the Company's U.S. securities filings and Nasdaq listing application, recruitment costs for staff of SmarTire (Europe) and product approval costs in Europe. The creation and operation of SmarTire (Europe) also contributed to the increase in general and administrative expenses.

Interest income of $105,919 resulted from the cash balances generated from the Company's financing activities in 1998. This compares with interest expense of $301,488 for the three months ended October 31, 1997.

Research and Development expenses decreased to $274,388 for the three months ended October 31, 1998 from $377,109 for the three months ended October 31, 1997 due to a reduction in costs for prototype development and technical services and consulting.

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

The Company's cash position at October 31, 1998 was $6,864,613 as compared to $8,718,258 at July 31, 1998. This decrease was due to funding of the Company's operating, financing and investing activities described herein.

The Company used $2,213,757 for operating activities during the three months ended October 31, 1998 as compared with $1,208,305 for the three months ended October 31, 1997. This difference was attributed to an increase in the loss for the period and a $607,991 decrease in non-cash operating working capital, including a $241,256 decrease in payables and accruals, a $213,303 decrease in receivables, a $47,608 decrease in supplier prepayments, a $466,714 increase in inventory and a $160,932 increase in prepaids.

For the three months ended October 31, 1998, the Company received $454,928 from the exercise of stock options and warrants.

Investing Activities consisted of $94,816 during the three months ended October 31, 1998 for the purchase of capital assets.

The Year 2000 Issue arises because many computerized systems use two digits rather than four digits to identify a year. Data-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On August 26, 1998, the Company applied for a listing on the NASDAQ Small Cap Market. The application was approved on December 9, 1998. The Company expects its common shares to be listed for trading as of the opening of trading on December 16, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

      The following exhibits are filed hereunder:

      27    Financial Data Schedule (electronic filing only)

(b)   Reports of Form 8-K - Three months ended October 31, 1998:

      None.

                                   SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SMARTIRE SYSTEMS INC.
                                         ----------------------------------
                                                  (Registrant)

Date        December 14, 1998            /s/   ROBERT V. RUDMAN
                                         ----------------------------------
                                         Robert V. Rudman
                                         President and
                                         Chief Executive Officer

Date        December 14, 1998            /s/   KEVIN A. CARLSON
                                         ----------------------------------
                                         Kevin A. Carlson
                                         Chief Financial Officer (Principal
                                         Financial Officer)

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in Canadian Dollars)

(Unaudited)
                                              October 31,            July 31,
                                                 1998                  1998
                                             ------------          ------------

Assets

Current assets
    Cash                                     $  6,864,613          $  8,718,258
    Receivables                                   588,890               802,193
    Inventory                                   2,151,400             1,684,686
    Prepaids                                      267,889               106,957
    Supplier prepayments                        1,419,183             1,466,791
                                             ------------          ------------

                                               11,291,975            12,778,885
Capital assets                                    664,765               614,612
Other assets                                      633,194               792,612
                                             ------------          ------------

                                             $ 12,589,934          $ 14,186,109
                                             ============          ============

Liabilities and Shareholders' Equity

Current liabilities
    Payables and accruals                    $    560,576          $    801,832

Shareholders' equity
    Share capital                              31,124,181            30,669,253
    Equity component of warrants                4,015,000             4,015,000
    Deficit                                   (23,109,823)          (21,299,976)
                                             ------------          ------------

                                               12,029,358            13,384,277
                                             ------------          ------------
                                             $ 12,589,934          $ 14,186,109
                                             ============          ============


See accompanying notes to consolidated financial statements

On behalf of the Board

 /s/ Robert V. Rudman  Director             /s/ John I. Bolegoh      Director
 --------------------                       -------------------

SMARTIRE SYSTEMS INC.
Consolidated Statements of Loss and Deficit
(Expressed in Canadian Dollars)

(Unaudited)

Three Months ended October 31
                                              1998                  1997
                                          ------------          ------------
Revenue                                   $    693,386          $    320,774

Cost of goods sold                             589,237               240,494
                                          ------------          ------------

                                               104,149                80,280
Expenses
    Marketing                                  701,136               236,194
    General and administrative                 940,033               348,819
    Research and development                   274,388               377,109
    Depreciation and amortization              204,081               161,800
                                          ------------          ------------

                                             2,119,638             1,123,922
                                          ------------          ------------

Loss from operations                         2,015,489             1,043,642
                                          ------------          ------------

Other expense (income)
    Interest and finance charges              (105,919)              301,488
    Foreign exchange                           (99,723)                   --
                                          ------------          ------------
                                              (205,642)              301,488
                                          ------------          ------------

Net loss                                     1,809,847             1,345,130

Deficit, beginning of period                21,299,976            14,607,211
                                          ------------          ------------

Deficit, end of period                    $ 23,109,823          $ 15,952,341
                                          ============          ============
Loss per share                            $       0.19          $       0.37
                                          ============          ============

See accompanying notes to consolidated financial statements

SMARTIRE SYSTEMS INC.
Consolidated Statements of Changes in Financial Position
(Expressed in Canadian Dollars)

(Unaudited)

Three Months ended October 31
                                                    1998                 1997
                                                -----------          -----------

CASH PROVIDED BY (USED IN)

Operations
    Net loss                                    $(1,809,847)         $(1,345,130)
    Depreciation and amortization                   204,081              161,800
    Changes in non-cash working capital            (607,991)             (24,975)
                                                -----------          -----------

                                                 (2,213,757)          (1,208,305)

Financing
    Convertible debentures                               --            1,024,322
    Share capital issued                            454,928              353,190
                                                -----------          -----------

                                                    454,928            1,377,512

Investing
    Capital assets                                  (94,816)             (71,963)
    Other assets                                         --              (98,759)
                                                -----------          -----------

                                                    (94,816)            (170,722)
                                                -----------          -----------

Increase (decrease) in cash                      (1,853,645)              (1,515)

Cash, beginning of period                         8,718,258               69,761
                                                -----------          -----------

Cash, end of period                             $ 6,864,613          $    68,246
                                                ===========          ===========

See accompanying notes to financial statements

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

(Unaudited)

Three Months ended October 31, 1998 and 1997

1. UNITED STATES ACCOUNTING PRINCIPLES

   The Company's financial statements have been prepared in accordance with Canadian generally accepted accounting principles. A reconciliation of financial statement amounts from Canadian generally accepted accounting principles to United States generally accepted accounting principles is as follows:

   (a) Research and development costs

       Under Canadian generally accepted accounting principles the expenditures relating to the acquisition of technology and patent rights may be deferred and amortized to expense in a rational and systematic manner. United States generally accepted accounting principles require that all development costs be charged to expense when incurred.

   The effects of the above difference between Canadian and United States generally accepted accounting principles are as follows:

                                                                       1998                  1997
                                                                   ------------          ------------
Total assets in accordance with Canadian generally
  accepted accounting principles                                   $ 12,589,934          $  2,943,077

Deferred development costs                                              (34,236)             (185,076)
                                                                   ------------          ------------

Total assets in accordance with United States generally
  accepted accounting principles                                   $ 12,555,698          $  2,758,001
                                                                   ============          ============

                                                                       1998                  1997
                                                                   ------------          ------------
Shareholders' equity in accordance with Canadian generally
  accepted accounting principles                                   $ 12,029,358          $ (2,958,917)

Deferred development costs                                              (34,236)             (185,076)
                                                                   ------------          ------------

Shareholders' equity in accordance with United States
  generally accepted accounting principles                         $ 11,995,122          $ (3,143,993)
                                                                   ============          ============

                                                                       1998                  1997
                                                                   ------------          ------------

 Net loss in accordance with Canadian generally
   accepted accounting principles                                  $ (1,809,847)         $ (1,345,130)

 Deferred development costs                                              37,710                37,710
                                                                   ------------          ------------

 Net loss in accordance with United States generally
   accepted accounting principles                                  $ (1,772,137)         $ (1,307,420)
                                                                   ============          ============

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

(Unaudited)

Three Months ended October 31, 1998 and 1997

2.  COMPARATIVE FIGURES

    Certain comparative figures have been reclassified to conform with the financial statement presentation adapted for the current year.