Form 10QSB
period 1999-01-31
SMARTIRE SYSTEMS INC
filed 1999-03-16
CIK 1057293

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1999.

[ ] Transition report under section 13 or 15(d) of the Exchange Act for the transition period from _________ to _________


                         Commission file number 0-29248
                              SmarTire Systems Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

   British Columbia, Canada                          Not Applicable
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)

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

As of February 28, 1999, the Company had 9,693,735 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes        No   X
    -----     -----

                              SMARTIRE SYSTEMS INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS (UNAUDITED) - JANUARY 31, 1999 AND
                  JULY 31, 1998

                  CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT (UNAUDITED) -
                  THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1999 AND JANUARY
                  31, 1998.

                  CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) - SIX MONTHS
                  ENDED JANUARY 31, 1999 AND JANUARY 31, 1998.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - SIX
                  MONTHS ENDED JANUARY 31, 1999 AND JANUARY 31, 1998.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II. OTHER INFORMATION

         ITEM 5.  OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its subsidiaries (the "Company" or "SmarTire") as of January 31, 1999 and for the three months and six month periods ended January 31, 1999 and January 31, 1998 are attached hereto.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in Canadian Dollars)

(Unaudited)

-----------------------------------------------------------------------------------------
                                                       January 31,              July 31,
                                                              1999                  1998
-----------------------------------------------------------------------------------------

Assets

Current assets
     Cash                                           $    4,445,018       $     8,718,258
     Receivables                                           829,274               802,193
     Inventory                                           2,813,274             1,684,686
     Prepaids                                              243,555               106,957
     Supplier prepayments                                  922,778             1,466,791
     -----------------------------------------------------------------------------------

                                                         9,253,899            12,778,885

Capital assets                                             741,808               614,612

Other assets                                               492,542               792,612
----------------------------------------------------------------------------------------

                                                    $   10,488,249       $    14,186,109
========================================================================================


Liabilities and Shareholders' Equity

Current liabilities
     Payables and accruals                          $      969,596       $       801,832



Shareholders' equity
     Share capital                                      31,270,728            30,669,253
     Equity component of warrants                        4,015,000             4,015,000
     Deficit                                           (25,767,075)          (21,299,976)
     -----------------------------------------------------------------------------------

                                                         9,518,653            13,384,277



----------------------------------------------------------------------------------------

                                                    $   10,488,249       $    14,186,109
========================================================================================



See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Loss and Deficit
(Expressed in Canadian Dollars)

(Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                        Six Months Ended
                                        January 31,         January 31,           January 31,      January 31,
                                               1999                1998                  1999             1998
-------------------------------------------------------------------------------------------------------------------

Revenue                             $       530,595   $         683,576     $       1,223,981  $     1,004,350

Cost of goods sold                          417,457             532,854             1,006,694          773,348
-------------------------------------------------------------------------------------------------------------------

                                            113,138             150,722               217,287          231,002

Expenses
     Marketing                              871,927             434,138             1,573,063          670,332
     General and administrative           1,099,404             462,771             2,039,437          815,992
     Research and development               397,715             260,031               672,103          637,140
     Depreciation and amortization          202,638             162,060               406,719          323,860
     --------------------------------------------------------------------------------------------------------------

                                          2,571,684           1,319,000             4,691,322        2,447,324
-------------------------------------------------------------------------------------------------------------------

Loss from operations                      2,458,546           1,168,278             4,474,035        2,216,322

Other expense (income)
     Interest and finance charges           (85,502)            864,862              (191,421)       1,166,350
     Foreign exchange                       284,208              15,080               184,485           10,678
     --------------------------------------------------------------------------------------------------------------

                                            198,706             879,942                (6,936)       1,177,028
-------------------------------------------------------------------------------------------------------------------

Net loss                                  2,657,252           2,048,220             4,467,099        3,393,350

Deficit, beginning of period             23,109,823          15,952,341            21,299,976       14,607,211
-------------------------------------------------------------------------------------------------------------------

Deficit, end of period              $    25,767,075   $      18,000,561     $      25,767,075  $    18,000,561
===================================================================================================================

Loss per share                      $          0.28   $            0.50     $            0.47  $          0.87
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flow
(Expressed in Canadian Dollars)

(Unaudited)

-------------------------------------------------------------------------------------------
                                                                   Six Months Ended
                                                              January 31,      January 31,
                                                                     1999             1998
-------------------------------------------------------------------------------------------

Cash flows from operating activities
     Net loss                                            $     (4,467,099) $    (3,393,350)
     Items not affecting cash:
       Depreciation and amortization                              406,719          323,860
       Changes in non-cash working capital                       (580,490)         438,444
     -------------------------------------------------------------------------------------

                                                               (4,640,870)      (2,631,046)

Cash flows from financing activities
     Repayment of long-term debt                                    --             (14,400)
     Convertible debentures                                         --           1,868,000
     Share capital issued                                         601,475        1,098,357
     -------------------------------------------------------------------------------------

                                                                  601,475        2,951,957

Cash flows from investing activities
     Capital assets                                              (233,845)         (79,619)
     Other assets                                                    --            (77,711)
     -------------------------------------------------------------------------------------

                                                                 (233,845)        (157,330)
------------------------------------------------------------------------------------------


Net increase (decrease) in cash                                (4,273,240)         163,581

Cash, beginning of period                                       8,718,258           69,761
------------------------------------------------------------------------------------------

Cash, end of period                                        $    4,445,018  $       233,342
==========================================================================================


See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

(Unaudited)

Six Months ended January 31, 1999 and 1998
--------------------------------------------------------------------------------

1.   UNITED STATES ACCOUNTING PRINCIPLES

     The Company's financial statements have been prepared in accordance with Canadian generally accepted accounting principles. A reconciliation of financial statement amounts from Canadian generally accepted accounting principles to United States generally accepted accounting principles is as follows:

     (a)  Research and development costs

          Under Canadian generally accepted accounting principles development costs that are expected to provide future benefits with reasonable certainty may be deferred and amortized to expense in a rational and systematic manner. United States generally accepted accounting principles require that all development costs be charged to expense when incurred.

     The effects of the above difference between Canadian and United States generally accepted accounting principles are as follows:

--------------------------------------------------------------------------------------------------------------

                                                                                     1999                 1998
--------------------------------------------------------------------------------------------------------------
     Total assets in accordance with Canadian generally
       accepted accounting principles                                      $   10,488,249        $   3,256,705

     Deferred development costs                                                    (1,292)            (147,366)
--------------------------------------------------------------------------------------------------------------

     Total assets in accordance with United States generally
       accepted accounting principles                                      $   10,486,957        $   3,109,339
--------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------

                                                                                     1999                 1998
--------------------------------------------------------------------------------------------------------------
     Shareholders' equity in accordance with Canadian generally
       accepted accounting principles                                      $    9,518,653        $  (3,458,408)

     Deferred development costs                                                    (1,292)            (147,366)
--------------------------------------------------------------------------------------------------------------

     Shareholders' equity in accordance with United States
       generally accepted accounting principles                            $    9,517,361        $  (3,605,774)
--------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------

                                                                                     1999                 1998
--------------------------------------------------------------------------------------------------------------
     Net loss in accordance with Canadian generally
       accepted accounting principles                                      $   (4,467,099)       $  (3,393,350)

     Deferred development costs                                                    71,946               75,420
--------------------------------------------------------------------------------------------------------------

     Net loss in accordance with United States generally
       accepted accounting principles                                      $   (4,395,153)       $  (3,317,930)
--------------------------------------------------------------------------------------------------------------

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

(Unaudited)

Six Months ended January 31, 1999 and 1998
--------------------------------------------------------------------------------

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

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the three months and six months ended January 31, 1999 and 1998 should be read in conjunction with the consolidated financial statements of the Company.

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

Set forth below is the rate of exchange for the Canadian Dollar at the end of the most recent fiscal year ended July 31, 1998 and the six months ended January 31, 1999 and 1998, average rates for the periods, and the range of high and low rates for the periods. For purposes of this table, the rate of exchange means the noon buying rate in New York City for the cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York.

The table sets forth the number of Canadian Dollars required under that formula to buy one U.S. dollar. The average rate means the average of the exchange rates on the last day of each month during the period.

U.S. Dollar/Canadian Dollar

                                    Average     Close     High     Low
                                    -------     -----     ----     ---
Six Months Ended 01/31/99             1.53       1.51     1.58     1.50
Six Months Ended 01/31/98             1.41       1.46     1.46     1.37
Fiscal Year Ended 7/31/98             1.43       1.51     1.51     1.37

Since its inception, the Company has reported net losses arising from general expenses and research/development expenditures. The Company has sustained itself through the sale of securities, including common shares and convertible debentures, and the exercise of share purchase warrants and share purchase options.

SmarTire is engaged in the development and marketing of a line of Tire Monitoring Systems (TMS) incorporating proprietary patented technology designed to improve the tire life, fuel efficiency, vehicle productivity and safety. During the six months ended January 31, 1999, the Company earned revenues from the sale of TMS for passenger cars, racing applications and industrial applications.

The passenger car TMS are sold to two distinct and separate markets: the Replacement Tire Market (Aftermarket) and the Original Equipment Manufacturer
(OEM) Market. The Company sells OEM passenger car systems to Ford Motor Company, where they are packaged as an optional accessory with run-flat tires and other safety features on the Lincoln Continental. Aftermarket systems may be added to existing vehicles as an accessory and are distributed primarily through independent tire dealers and distributors, and automotive service centers. Run-flat tires allow drivers to drive up to 50 miles on a tire that has lost all its air pressure. Run-flat tires perform so well without any air pressure that an approved tire pressure monitoring system is required with the purchase of each set of tires. Otherwise, the operator may unknowingly drive on the tire until it fails or is no longer repairable. The Company's advanced tire monitoring system is approved for sale with run-flat tires by Goodyear, Michelin, and Bridgestone/Firestone.

There is some seasonality to product sales which matches the advertising and promotion programs of the major tire manufacturers. During the fall and winter months, a number of advertising programs switch from conventional and run-flat tires to the promotion of winter tires, which impacts on the Company's sales during the first half of the year. The Company expects increased sales of aftermarket systems in the last six months of the fiscal year. The Company is undertaking direct marketing campaigns in both North America and Europe. Most of the sales to be generated by these programs are anticipated to occur in the months of May through July.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1999 AND JANUARY 31, 1998

Gross revenue for the three months ended January 31, 1999 was $530,595 compared to $683,576 for the three months ended January 31, 1998. Sales of aftermarket passenger car systems were $212,016 for the quarter ended January 31, 1999 compared to $345,966 sales for the three months ended January 31, 1998. The 1998 sales number reflects the early purchase of systems in support of planned advertising for the initial launch of a run-flat program by one of the major tire companies. Sales of the OEM passenger car system decreased marginally to $172,449 for the quarter ended January 31, 1999 compared to $175,871 for the comparable period of the previous year. Sales of the Racing TMS product decreased to $134,324 for the three months ended January 31, 1999 from $149,240 in the three months ended January 31, 1998. Sales of Industrial TMS systems decreased slightly to $11,806 during the three months ended January 31, 1999 from $12,499 in the comparable period of the previous year.

Gross margin decreased from 22% for the three months ended January 31, 1998 to 21.3% for the three months ended January 31, 1999 due to a lower profit margin on the sale of aftermarket passenger car systems.

Expenses increased to $2,571,684 for the three months ended January 31, 1999 from $1,319,000 for the comparable period of the previous fiscal year due to increases in marketing, general and administration, research and development expenses and depreciation and amortization. Marketing expenses increased from $434,138 for the three month period ended January 31, 1998 to $871,927 for the comparable period of 1999 as a result of increased expenditures on point of sale materials, technical manuals, trade shows, and advertising and promotion relating to the aftermarket passenger car product. In particular, costs increased due to preparations for the direct marketing campaigns in North America and Europe. These campaigns will run during the next six months. Trade show costs also increased due to participation in the Specialty Equipment Market Association (SEMA) show in November. The creation and operation of the Company's European marketing subsidiary, SmarTire (Europe) Limited, also contributed to the increase in marketing expenses.

General and administrative expenses increased to $1,099,404 for the three months ended January 31, 1999 as compared to $462,771 for the three month period ended January 31, 1998. The increase was attributed to increases in public relations, compensation, legal, insurance and travel expenses. In particular, costs increased for production of the Company's annual report, proxy materials and other items associated with the Company's annual general meeting. Legal and other professional fees increased due to the finalization and approval of the Company's listing on Nasdaq. Expenses also increased from the prior year due to costs to obtain product approvals in Europe. The creation and operation of Smartire (Europe) also contributed to the increase in general and administrative expenses.

Research and development expenses increased to $397,715 for the three months ended January 31, 1999 from $260,031 for the three months ended January 31, 1998 due to an increase in costs for prototype development related to product enhancements and next generation products.

Interest income of $85,502 resulted from the cash balances generated from the Company's financing activities in 1998. This compares with interest expense of $864,862 for the three months ended January 31, 1998.

SIX MONTHS ENDED JANUARY 31, 1999 AND JANUARY 31, 1998

Gross revenue for the six months ended January 31, 1999 was $1,223,981 compared to $1,004,350 for the six months ended January 31, 1998. Sales of aftermarket passenger car systems were $764,981 for the six months ended January 31, 1999 compared to $462,501 sales for the six months ended January 31, 1998. Sales of the OEM passenger car system decreased to $287,529 for the period ended January 31, 1999 compared to $346,473 for the comparable period of the previous year. Sales of the Racing TMS product decreased to $150,355 for the six months ended January 31, 1999 from $162,318 in the six months ended January 31, 1998. Sales of Industrial TMS systems decreased to $21,116 during the six months ended January 31, 1999 from $33,058 in the comparable period of the previous year.

Gross margin decreased from 23% for the six months ended January 31, 1998 to 17.75% for the six months ended January 31, 1999 due to a lower profit margin on the sale of aftermarket passenger car systems.

Expenses increased to $4,691,322 for the six months ended January 31, 1999 from $2,447,324 for the comparable period of the previous fiscal year, due to increases in marketing, general and administration expenses and depreciation and amortization. Marketing expenses increased from $670,332 for the six month period ended January 31, 1998 to $1,573,063 for the comparable period of 1999 as a result of increased expenditures on point of sale materials, technical manuals, trade shows, and advertising and promotion relating to the aftermarket passenger car product. Marketing compensation increased as a result of additional employees hired or assigned to marketing functions. Marketing travel increased as a result of increased activity relating to the marketing of the aftermarket passenger car product line and participation in trade shows. The creation and operation of the Company's European marketing subsidiary, SmarTire (Europe) Limited, contributed to the increase in the above marketing expenses.

General and administrative expenses were $2,039,437 for the six months ended January 31, 1999 as compared to $815,992 for the six month period ended January 31, 1998. The increase was attributed to increases in public relations, compensation, legal, insurance and travel expenses. Compensation increased due to increases in the number of administrative staff and increases in administrative wage levels. Professional fees increased as a result of the Company's U.S. securities filings and Nasdaq listing application, recruitment costs for staff of SmarTire (Europe) and product approval costs in Europe. The creation and operation of SmarTire (Europe) also contributed to the increase in general and administrative expenses.

Research and development expenses increased to $672,103 for the six months ended January 31, 1999 from $637,140 for the six months ended January 31, 1998 due to an increase in costs for prototype development.

Interest income of $191,421 resulted from the cash balances generated from the Company's financing activities in 1998. This compares with interest expense of $1,166,350 for the six months ended January 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its activities through revenue from operations and the placement of securities. Financing has been accomplished in the form of private placements of common shares and common share purchase warrants; private placements of convertible debentures; the exercise of incentive stock options; the exercise of common share purchase warrants; and issuance of common stock in exchange for settlement of liabilities.

The Company's cash position at January 31, 1999 was $4,445,018 as compared to $8,718,258 at July 31, 1998. This decrease was due to funding of the Company's operating, financing and investing activities described herein.

Subsequent to January 31, 1999 the Company received net cash proceeds of $5,410,402 from the exercise of 1,540,321 share purchase warrants.

The Company used $4,640,870 for operating activities during the six months ended January 31, 1999 as compared with $2,631,046 for the six months ended January 31, 1998. This difference was attributed to an increase in the loss for the period and a $580,489 decrease in non-cash operating working capital, including a $167,765 increase in payables and accruals, a $27,081 increase in receivables, a $544,013 decrease in supplier prepayments, a $1,128,588 increase in inventory and a $136,598 increase in prepaids.

For the six months ended January 31, 1999, the Company received $601,475 from the exercise of stock options and warrants.

Investing activities consisted of $233,845 during the six months ended January 31, 1999 for the purchase of capital assets.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The Company commenced trading its common shares on the NASDAQ SmallCap Market at the opening of trading on December 16, 1998. The trading symbol is "SMTR".

Effective March 29, 1999, Mr. Mark Desmarais, Director of Marketing, Planning and Business Development for TRW Automotive Electronics, TRW Inc., will join the Company's North American subsidiary, SmarTire USA Inc. as President and Chief Executive Officer. The current President, Joseph Merback, has been named Chairman of the Board of SmarTire USA.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         The following exhibits are filed hereunder:

         27       Financial Data Schedule (electronic filing only)


(b)      Reports of Form 8-K -Six months ended January 31, 1999:

         None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            SMARTIRE SYSTEMS INC.
                                            ----------------------------------
                                                    (Registrant)

Date              March 16, 1999             /s/   ROBERT V. RUDMAN
    --------------------------------        ----------------------------------
                                            Robert V. Rudman
                                            President and
                                            Chief Executive Officer

Date              March 16, 1999             /s/   KEVIN A. CARLSON
    --------------------------------        ----------------------------------
                                            Kevin A. Carlson
                                            Chief Financial Officer (Principal
                                            Financial Officer)