Form 10QSB
period 1999-04-30
SMARTIRE SYSTEMS INC
filed 1999-06-14
CIK 1057293

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1999.

[ ] Transition report under section 13 or 15(d) of the Exchange Act For the transition period from _______ to _______


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

Yes   [X]    No  [ ]

As of May 31, 1999, the Company had 11,113,698 shares of common stock issued and outstanding*.

* This amount includes 181,250 escrow shares which are in the process of being cancelled as of May 23, 1999 pursuant to certain escrow agreements between the Company and the holders of the escrow shares.

         Transitional Small Business Disclosure Format (check one):

                                  Yes [ ]    No [X]

                              SMARTIRE SYSTEMS INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS (UNAUDITED) -
                           APRIL 30, 1999 AND JULY 31, 1998

                           CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                           (UNAUDITED) - THREE MONTHS AND NINE MONTHS ENDED
                           APRIL 30, 1999 AND APRIL 30, 1998.

                           CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED) -
                           NINE MONTHS ENDED APRIL 30, 1999 AND APRIL 30, 1998.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) - NINE MONTHS ENDED APRIL 30, 1999 AND
                           APRIL 30, 1998.

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                           OF OPERATION.

PART II. OTHER INFORMATION

         ITEM 5.           OTHER INFORMATION

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its subsidiaries (the "Company" or "SmarTire") as of April 30, 1999 and for the three months and nine month periods ended April 30, 1999 and April 30, 1998 are attached hereto.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in Canadian Dollars)

(Unaudited)

                                                 April 30,            July 31,
                                                    1999                 1998
                                                ------------       ------------
Assets

Current assets
     Cash                                       $  5,749,434       $  8,718,258
     Receivables                                     824,310            802,193
     Inventory                                     1,005,990          1,684,686
     Prepaids                                        430,060            106,957
     Supplier prepayments                             19,632          1,466,791
                                                ------------       ------------

                                                   8,029,426         12,778,885

Capital assets                                       533,950            614,612
Other assets                                            --              792,612
                                                ------------       ------------

                                                $  8,563,376       $ 14,186,109
                                                ============       ============


Liabilities and Shareholders' Equity

Current liabilities
     Payables and accruals                      $  1,975,186       $    801,832
     Provision for special charges                 1,740,000               --
                                                ------------       ------------

                                                   3,715,186            801,832
                                                ------------       ------------


Shareholders' equity
     Share capital                                38,296,702         30,669,253
     Equity component of warrants                  2,420,677          4,015,000
     Deficit                                     (35,869,189)       (21,299,976)
                                                ------------       ------------

                                                   4,848,190         13,384,277
                                                ------------       ------------



                                                $  8,563,376       $ 14,186,109
                                                ============       ============


See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Loss and Deficit
(Expressed in Canadian Dollars)

(Unaudited)

                                                 Three Months Ended              Nine Months Ended
                                            ----------------------------   ----------------------------
                                              April 30,       April 30,      April 30,      April 30,
                                                1999            1998            1999          1998
                                            ------------    ------------   ------------    ------------
Revenue                                     $    696,840    $    359,729   $  1,920,821    $  1,364,079

Cost of goods sold                               577,169         274,979      1,583,863       1,048,327
                                            ------------    ------------   ------------    ------------

                                                 119,671          84,750        336,958         315,752
                                            ------------    ------------   ------------    ------------

Expenses
     Marketing                                 1,288,400         701,698      2,861,463       1,372,030
     General and administration                1,085,818         885,751      3,125,255       1,701,743
     Research and product development          7,649,323         313,814      8,321,426         950,954
     Depreciation and amortization               164,834         165,146        571,553         489,006
                                            ------------    ------------   ------------    ------------

                                              10,188,375       2,066,409     14,879,697       4,513,733
                                            ------------    ------------   ------------    ------------

Loss from operations                          10,068,704       1,981,659     14,542,739       4,197,981

Other expense (income)
     Interest and finance charges                (49,522)         56,164       (240,943)      1,177,990
Foreign exchange                                  82,932          10,678        267,417          65,880
                                            ------------    ------------   ------------    ------------
                                                  33,410          66,842         26,474       1,243,870
                                            ------------    ------------   ------------    ------------

Net loss                                      10,102,114       2,048,501     14,569,213       5,441,851

Deficit, beginning of period                  25,767,075      18,000,561     21,299,976      14,607,211
                                            ------------    ------------   ------------    ------------

Deficit, end of period                      $ 35,869,189    $ 20,049,062   $ 35,869,189    $ 20,049,062
                                            ------------    ------------   ------------    ------------

Loss per share                              $       1.02    $       0.32   $       1.49    $       0.86
                                            ------------    ------------   ------------    ------------



See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flow
(Expressed in Canadian Dollars)

(Unaudited)

                                                                    Nine Months Ended
                                                              -----------------------------
                                                                April 30,        April 30,
                                                                  1999             1998
                                                              ------------     ------------
Cash flows from operating activities
     Net loss                                                 $(14,569,213)    $ (5,441,851)
     Items not affecting cash:
       Special charges in research and product development       7,280,299             --
       Depreciation and amortization                               571,553          489,006
       Changes in non-cash working capital                      (1,996,650)      (2,348,933)
                                                              ------------     ------------

                                                                (8,714,011)      (7,301,778)
                                                              ------------     ------------


Cash flows from financing activities
     Repayment of long-term debt                                      --           (977,861)
     Convertible debentures                                           --          2,162,652
     Share capital issued                                        6,033,126       20,846,191
     Conversion of debentures to share capital                        --         (4,237,994)
     Subscription receivable                                          --         (5,148,000)
                                                              ------------     ------------

                                                                 6,033,126       12,644,988
                                                              ------------     ------------

Cash flows from investing activities
     Capital assets                                               (287,939)        (167,539)
     Other assets                                                     --            (14,000)
                                                              ------------     ------------

                                                                  (287,939)        (181,539)
                                                              ------------     ------------


Net increase (decrease) in cash                                 (2,968,824)       5,161,671

Cash, beginning of period                                        8,718,258           69,761
                                                              ------------     ------------

Cash, end of period                                           $  5,749,434     $  5,231,432
                                                              ------------     ------------



See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

(Unaudited)

Nine Months ended April 30, 1999 and 1998
--------------------------------------------------------------------------------

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

     The effects of the above difference between Canadian and United States generally accepted accounting principles are as follows:

                                                                     1999            1998
                                                                 ------------    ------------
     Total assets in accordance with Canadian generally
       accepted accounting principles                            $  8,563,376    $ 13,578,666

     Deferred development costs                                          -           (109,656)
                                                                 ------------    ------------

     Total assets in accordance with United States generally
       accepted accounting principles                            $  8,563,376    $ 13,469,010
                                                                 ============    ============


                                                                     1999            1998
                                                                 ------------    ------------
     Shareholders' equity in accordance with Canadian generally
       accepted accounting principles                            $  4,848,190    $ 12,546,549

     Deferred development costs                                         -            (109,656)
                                                                 ------------    ------------

     Shareholders' equity in accordance with United States
       generally accepted accounting principles                  $  4,848,190    $ 12,436,893
                                                                 ============    ============


                                                                     1999            1998
                                                                 ------------    ------------
     Net loss in accordance with Canadian generally
       accepted accounting principles                            $(14,569,213)   $ (5,441,851)

     Deferred development costs                                        34,236         113,130
                                                                 ------------    ------------

     Net loss in accordance with United States generally
       accepted accounting principles                            $(14,534,977)   $ (5,328,721)
                                                                 ============    ============

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

(Unaudited)

Nine months ended April 30, 1999 and 1998
--------------------------------------------------------------------------------
2.    COMPARATIVE FIGURES

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

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the three months and nine months ended April 30, 1999 and 1998 should be read in conjunction with the consolidated financial statements of the Company.

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

Set forth below is the rate of exchange for the Canadian Dollar at the end of the most recent fiscal year ended July 31, 1998 and the nine months ended April 30, 1999 and 1998, average rates for the periods, and the range of high and low rates for the periods. For purposes of this table, the rate of exchange means the noon buying rate in New York City for the cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The table sets forth the number of Canadian Dollars required under that formula to buy one U.S. dollar. The average rate means the average of the exchange rates on the last day of each month during the period.

U.S. Dollar/Canadian Dollar

                                  Average     Close       High       Low
                                  -------     -----       ----       ---
Nine Months Ended 04/30/99          1.51       1.46       1.58       1.46
Nine Months Ended 04/30/98          1.42       1.43       1.46       1.37
Fiscal Year Ended 7/31/98           1.43       1.51       1.51       1.37

Since its inception, the Company has reported net losses arising from general expenses and research/development expenditures. The Company has sustained itself through the sale of securities, including common shares and convertible debentures, and the exercise of share purchase warrants and share purchase options.

SmarTire is engaged in the development and marketing of a line of Tire Monitoring Systems (TMS) incorporating proprietary patented technology designed to improve the tire life, fuel efficiency, vehicle productivity and safety. During the nine months ended April 30, 1999, the Company earned revenues from the sale of TMS for passenger cars, racing applications and industrial applications.

The passenger car TMS are sold to two distinct and separate markets: the Replacement Tire Market (Aftermarket) and the Original Equipment Manufacturer
(OEM) Market. The Company currently sells OEM passenger car systems to Ford Motor Company, where they are packaged as an optional accessory with run-flat tires and other safety features on the Lincoln Continental. In April 1998 the Company entered into a series of agreements with TRW, Inc. under which TRW was granted a worldwide exclusive license to market and distribute tire sensing products into the OEM market. Aftermarket systems may be added to existing vehicles as an accessory and are distributed primarily through independent tire dealers and distributors, and automotive service centers. One segment of the aftermarket involves extended mobility or run-flat tires. Run-flat tires allow drivers to drive up to 50 miles on a tire that has lost all its air pressure. Run-flat tires perform so well without any air pressure that an approved tire pressure monitoring system is required with the purchase of each set of tires. Otherwise, the operator may unknowingly drive on the tire until it fails or is no longer repairable. The Company's advanced tire monitoring system is approved for sale with run-flat tires by Goodyear, Michelin, and Bridgestone/Firestone. In addition, the Company's system is the only tire monitoring system approved by Goodyear in Europe.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1999 AND APRIL 30, 1998

Gross revenue for the three months ended April 30, 1999 was $696,840 compared to $359,729 for the three months ended April 30, 1998. Sales of aftermarket passenger car systems were $433,041 for the quarter ended April 30, 1999 compared to $189,838 sales for the three months ended April 30, 1998. The increase in revenue was due to sales in Europe in the current year. Despite the increased sales, revenue was less than expected. Sales into the run-flat market have not met the expectations shared with the Company by the tire manufacturers. In the Company's direct marketing campaigns, consumers have been slower to adopt tire monitoring than had been anticipated primarily due to the fact that tire monitoring is still in its infancy.

Sales of the OEM passenger car system decreased to $80,710 for the quarter ended April 30, 1999 compared to $115,909 for the comparable period of the previous year. Sales of the Racing TMS product increased significantly to $178,659 for the three months ended April 30, 1999 from $14,280 in the three months ended April 30, 1998. Sales of Industrial TMS systems decreased to $4,430 during the three months ended April 30, 1999 from $39,702 in the comparable period of the previous year due to a decreased emphasis on this segment.

Gross margin decreased from 23.5% for the three months ended April 30, 1998 to 17.2% for the three months ended April 30, 1999 due to a lower profit margin on the sale of aftermarket passenger car systems. Sales revenues were also more heavily weighted to the aftermarket segment in the current year.

Expenses increased to $10,188,375 for the three months ended April 30, 1999 from $2,066,409 for the comparable period of the previous fiscal year due to increases in expenses for all areas of the business. Included in research and product development expenses are special charges of $7,280,299. These special charges are discussed in more detail below.

Marketing expenses increased from $701,698 for the three month period ended April 30, 1998 to $1,288,400 for the comparable period of 1999. Most of the increase in expenses was due to higher advertising and promotion costs in the current year. In North America, the higher costs were due to the SmarTire Direct campaign. These costs include advertising development, support materials for the certified dealer installation network and placement costs for advertising. The North American marketing expenses are expected to remain high in the fourth quarter as most of the SmarTire Direct advertisements will appear in publications in the months of May through July. In Europe, the higher costs were related to advertising and promotion for the caravan direct campaign including participation at the National Boat Caravan and Leisure Show in Birmingham, England. As SmarTire (Europe) Limited commenced operations later in the 1998 fiscal year, there were no marketing expenses for European operations for the three months ended April 30, 1998.

General and administrative expenses increased to $1,085,818 for the three months ended April 30, 1999 as compared to $885,751 for the three month period ended April 30, 1998. The increase was attributed to increases in investor relations, compensation, professional fees, insurance and travel expenses. As SmarTire (Europe) Limited commenced operations late in the 1998 fiscal year, there were minimal general and administrative expenses for European operations for the three months ended April 30, 1998.

Research and product development expenses (before special charges) increased to $369,024 for the three months ended April 30, 1999 from $313,814 for the three months ended April 30, 1998 due to increased staff and related costs for the development of the Company's next generation of products.

The Company has assessed the future business prospects for its tire pressure monitoring products. Management feels that the longer-term outlook for these products is favourable as evidenced by the Company's commitment to develop and market second generation products, including systems for the commercial trucking market. Based on the Company's assessment, the forecasted business levels in the near term, through to the introduction of the Company's next generation of tire pressure monitoring products, would not support the carrying value of certain assets, including inventories, production equipment and deferred development costs associated with the current generation of tire pressure monitoring systems. As a result, at April 30, 1999 the company recorded special charges of $7,280,299 primarily to reduce the recorded value of these assets to their net realizable values. Of the special charges, $1,740,000 has been accrued at April 30, 1999 for purchase commitments and other potential charges for the current tire pressure monitoring products.

Interest income of $49,522 resulted from the cash balances generated from the Company's financing activities in 1998 and proceeds from the exercise of warrants in March, 1999. This compares with interest expense of $56,164 for the three months ended April 30, 1998.

NINE MONTHS ENDED APRIL 30, 1999 AND APRIL 30, 1998

Gross revenue for the nine months ended April 30, 1999 was $1,920,821 compared to $1,364,079 for the nine months ended April 30, 1998. Sales of aftermarket passenger car systems were $1,198,023 for the nine months ended April 30, 1999 compared to $652,339 sales for the nine months ended April 30, 1998. The increase in revenue was due to sales in Europe in the current year.

Despite the increased sales, revenue was less than expected. Sales into the run-flat market have not met the expectations shared with the Company by the tire manufacturers. In the Company's direct marketing campaigns, consumers have been slower to adopt tire monitoring than had been anticipated primarily due to the fact that tire monitoring is still in its infancy.

Sales of the OEM passenger car system decreased to $368,239 for the period ended April 30, 1999 compared to $462,382 for the comparable period of the previous year. Sales of the Racing TMS product increased to $329,014 for the nine months ended April 30, 1999 from $176,598 in the nine months ended April 30, 1998. Sales of Industrial TMS systems decreased to $25,545 during the nine months ended April 30, 1999 from $72,760 in the comparable period of the previous year.

Gross margin decreased from 23.1% for the nine months ended April 30, 1998 to 17.5% for the nine months ended April 30, 1999 due to a lower profit margin on the sale of aftermarket passenger car systems. Sales revenues were also more heavily weighted to the aftermarket segment in the current year.

Expenses increased to $14,879,697 for the nine months ended April 30, 1999 from $4,513,733 for the comparable period of the previous fiscal year due to increases in expenses for all areas of the business. Included in research and product development expenses are special charges of $7,280,299 which were charged at April 30, 1999.

Marketing expenses increased from $1,372,030 for the nine month period ended April 30, 1998 to $2,861,463 for the comparable period of 1999 as a result of increased expenditures on point of sale materials, technical manuals, trade shows, and advertising and promotion relating to the aftermarket passenger car product. Marketing compensation increased as a result of additional employees for marketing functions. Marketing travel increased as a result of increased activity relating to the marketing of the aftermarket passenger car product line and participation in trade shows. The creation of the Company's European marketing subsidiary, SmarTire (Europe) Limited, late in the 1998 fiscal year contributed to the increase in the above marketing expenses in the current year.

General and administrative expenses were $3,125,255 for the nine months ended April 30, 1999 as compared to $1,701,743 for the nine month period ended April 30, 1998. The increase was attributed to increases in public relations, compensation, legal, insurance and travel expenses. Compensation increased due to increases in the number of administrative staff and increases in administrative wage levels. Professional fees increased as a result of the Company's U.S. securities filings and Nasdaq listing application, recruitment costs for staff of SmarTire (Europe) and product approval costs in Europe. The creation of SmarTire (Europe), late in the 1998 fiscal year also contributed to the increase in general and administrative expenses in the current year.

Research and product development expenses (before special charges) increased to $1,041,127 for the nine months ended April 30, 1999 from $950,954 for the nine months ended April 30, 1998 due to an increase in staff and related costs.

The Company has assessed the future business prospects for its tire pressure monitoring products. Management feels that the longer-term outlook for these products is favourable as evidenced by the Company's commitment to develop and market second generation products, including systems for the commercial trucking market. Based on the Company's assessment, the forecasted business levels in the near term, through to the introduction of the Company's next generation of tire pressure monitoring products, would not support the carrying value of certain assets, including inventories, production equipment and deferred development costs associated with the current generation of tire pressure monitoring systems. As a result, at April 30, 1999 the company recorded special charges of $7,280,299 primarily to reduce the recorded value of these assets to their net realizable values. Of the special charges, $1,740,000 has been accrued at April 30, 1999 for purchase commitments and other potential charges for the current tire pressure monitoring products.

Interest income of $240,943 resulted from the cash balances generated from the Company's financing activities in 1998 and proceeds from the exercise of share purchase warrants in March 1999. This compares with interest expense of $1,177,990 for the nine months ended April 30, 1998.

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

The Company's cash position at April 30, 1999 was $5,749,434 as compared to $8,718,258 at July 31, 1998. This decrease was due to funding of the Company's operating, financing and investing activities described herein. During the three months ended April 30, 1999, the Company received net cash proceeds of $5,431,651 from the exercise of share purchase warrants.

The Company used $8,714,011 for operating activities during the nine months ended April 30, 1999 as compared with $7,301,778 for the nine months ended

April 30, 1998. For the nine months ended April 30, 1999, the Company received net cash proceeds of $6,033,126 from the exercise of stock options and warrants. Investing activities consisted of $287,939 during the nine months ended April 30, 1999 for the purchase of capital assets.


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

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         The following exhibits are filed hereunder:

         27       Financial Data Schedule (electronic filing only)


(b) Reports of Form 8-K -Nine months ended April 30, 1999:

         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              SMARTIRE SYSTEMS INC.
                                              ----------------------------------
                                                  (Registrant)

Date       June 14, 1999                       /s/   ROBERT V. RUDMAN
    -------------------------                 ----------------------------------
                                              Robert V. Rudman
                                              Chief Executive Officer and
                                              Chairman of the Board

Date       June 14, 1999                       /s/   KEVIN A. CARLSON
    -------------------------                 ----------------------------------
                                              Kevin A. Carlson
                                              Chief Financial Officer (Principal
                                              Financial Officer)