Form 10KSB
period 1999-07-31
SMARTIRE SYSTEMS INC
filed 1999-10-29
CIK 1057293

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
(MARK ONE)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED JULY 31, 1999

                                       OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 0-29248

                                   ----------

                              SMARTIRE SYSTEMS INC.
                 (Name of small business issuer in its charter)


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

                                  604-276-9884
                           (Issuer's telephone number)

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                                  COMMON STOCK

                              (TITLE OF EACH CLASS)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       State issuer's revenues for its most recent fiscal year: $2,677,935 (Canadian dollars)

      At September 30, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, was US$21,960,000.

       The number of shares outstanding of the Company's common stock at September 30, 1999 was 11,542,447.

      Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No
================================================================================

INDEX

                                                                                            Page
                                                                                           Number
                                                                                           ------
   PART I

   Item 1.     Description of Business ......................................................2

   Item 2.     Description of Property......................................................14

   Item 3.     Legal Proceedings............................................................14

   Item 4.     Submission of Matters to a Vote of Security Holders..........................14

   PART II

   Item 5.     Market for Common Equity and Related Stockholder Matters.....................14

   Item 6.     Management's Discussion and Analysis or Plan of Operation....................15

   Item 7.     Financial Statements.........................................................22

   Item 8.     Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure.....................................................22

   PART III

   Item 9.     Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act............................23

   Item 10.    Executive Compensation.......................................................26

   Item 11.    Security Ownership of Certain Beneficial Owners
               and Management...............................................................30

   Item 12.    Certain Relationships and Related Transactions...............................31

   Item 13.    Exhibits and Reports on Form 8-K.............................................32

THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE DESCRIBED IN "RISK FACTORS" IN THIS FORM 10-KSB.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

SmarTire Systems Inc. (together with its subsidiaries, the "Company" or "SmarTire") is engaged in developing and marketing technically advanced Tire Monitoring Systems (TMS) designed for improved vehicle safety, performance, reliability and fuel efficiency. During the fiscal year ended July 31, 1999, the Company earned revenues primarily from the sale of TMS for passenger cars and motorsport applications.

The Company was incorporated under the laws of the Province of British Columbia as TTC/Truck Tech Corp. on September 8, 1987. The Company (operating as TTC/Truck Tech Corp.) completed its initial public offering on the Vancouver Stock Exchange on September 11, 1989. On April 13, 1995, the Company changed its name to UniComm Signal Inc. On December 24, 1997, the Company changed its name to SmarTire Systems Inc. and effected a reverse stock split of 1 for 8. All references in this Annual Report on Form 10-KSB take this split into effect when referring to the number of shares of the Company's Common Stock or per share data. On December 16, 1998, trading of the Company's common stock commenced on the Nasdaq Small Cap Market. On March 12, 1999, the Company delisted its shares from trading on the Vancouver Stock Exchange. The Company's corporate offices are located at #150 - 13151 Vanier Place, Richmond, British Columbia, Canada, V6V 2J1. The Company's telephone number is (604) 276-9884.

The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire (Europe) Limited and SmarTire Technologies Inc.

The Company's consolidated financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP), the application of which, in the case of the Company, conforms in all material respects for the periods presented with United States GAAP except as indicated in the notes to the consolidated financial statements.

In this Report, unless otherwise specified, all dollar amounts are expressed in Canadian Dollars. All references herein to the "$" and "CDN$" refer to Canadian Dollars, and all references to "US$" refer to United States Dollars.

BUSINESS OF THE COMPANY
OVERVIEW

The Company is focused on developing and marketing technically advanced tire monitoring products in response to an increasing demand from the transportation industry for improved vehicle safety, performance, reliability and fuel efficiency. After developing its proprietary TMS technology for application in the industrial and commercial vehicle markets plus a specialized tire monitoring product for motorsports, the Company turned to developing its technology for use by the automotive industry to address the escalating demand for passenger car TMS. In support of the tire industry's introduction of the innovative run-flat or extended mobility tire, the Company developed the SmarTire(TM) system and established North American and European sales, marketing, and distribution networks. The Company plans to complete the development and launch of its next generation of TMS products, including a new commercial TMS product.

The Company is promoting the SmarTire(TM) system to both run-flat and conventional tire aftermarkets worldwide. Additional target markets included in the Company's plans are commercial, industrial and recreational vehicles as well as expanded product lines for the motorsport industry. The Company's alliance partner, TRW Inc., is marketing TMS to the original equipment vehicle manufacturers of passenger vehicles.

TRW SMARTIRE ALLIANCE

During the last half of 1997, SmarTire began seeking a strategic alliance with a leading "tier-one" supplier to the original equipment automotive industry (OEM). Tier-one suppliers are the first tier in a chain of suppliers to automobile manufacturers. In order for a new feature to be added to a vehicle, generally it must be introduced through a tier-one supplier.

On April 20, 1998 the Company completed a series of four agreements with TRW Inc., a leading tier-one supplier to the automotive industry. TRW Inc. is a global company focused on providing products and services with a high technological or engineering content to the automotive, space and defense markets. TRW Inc. has recently completed the purchase of Lucas Varity Plc, another major tier-one supplier based in the United Kingdom. The four agreements completed with TRW Inc. are summarized as follows:

(a)      Equity Agreement

              TRW acquired 900,000 units of SmarTire at a price of US$ 4.00 per unit. Each unit consisted of one share of common stock and one non-transferable share purchase warrant entitling TRW to purchase an additional share for a period of two years at a price of US$
              4.00 per share of common stock during the first year and US$ 4.60 per share during the second year. As of July 31, 1999, the warrants have not been exercised. The warrants expire April 20, 2000.

(b)      Cooperative Engineering Agreement

              The Company and TRW agreed to cooperate in the development of new tire pressure sensing technology. The Cooperative Engineering Agreement also provides for cross licensing of certain intellectual property owned by the parties and, to the extent that the parties conduct in-house development work regarding tire pressure sensing technology, they will share the results of that development work.

(c)      License Agreement

              SmarTire has granted TRW a perpetual worldwide license to use SmarTire technology to serve OEM's in passenger cars and light, medium and heavy duty trucks, and for service parts for such products and component markets. Under the terms of the License Agreement, the Company will earn a royalty from TRW based on the net sales price of TMS systems and components sold by TRW to a specified customer for use on vehicles for model years 2000 through 2003 inclusive, and covered by a claim of a SmarTire patent. The License Agreement expires on the expiration date of the last to expire of the Company's patents.

(d)      Manufacturing Agreement

              SmarTire and TRW entered into a manufacturing agreement which establishes TRW as the primary supplier to SmarTire. TRW will be the supplier providing it remains competitive.

PRODUCT DEVELOPMENT

The Company's products include TMS for passenger cars, motorsports, commercial vehicles and off-road industrial equipment. Key benefits of TMS include:

(a)      Safety

         When tire pressures are maintained at the proper levels, vehicle braking, handling and stability are optimized. Incorrect tire pressures can compromise a vehicle's stability, its handling and braking, and, in extreme cases, may contribute to causing an accident.

(b)      Fuel Economy

         Tire performance directly affects fuel economy of a vehicle. By conducting regular tire checks, fuel economy may be improved.

(c)      Reduced Downtime

         Full-time tire monitoring of tire operating parameters (e.g. pressure and temperature) has been shown to reduce unexpected and time-consuming roadside repairs.

The passenger car TMS incorporates patented technology to monitor the pressure and temperature in each tire in a passenger car and send a signal to the driver if the pressure falls below a predetermined level. The current system consists of four small wheel modules, one fastened to each wheel inside the tire, and a radio receiver. There are no external wires or connections, minimizing system maintenance.

Tire pressure information for each wheel is digitally displayed on the vehicle's driver information center. When the vehicle is moving at ten miles per hour or more and a tire is under-inflated, a "low pressure warning" lamp lights up. When tire pressure falls below a second predetermined level, a second "low pressure warning" lamp appears on the dashboard and an audible alarm is sounded. The warnings disappear when tire pressure rises to a programmed pounds per square inch ("psi"). Tire pressure information is transmitted approximately every 30 seconds while the vehicle is in motion. In the aftermarket version of the passenger car TMS, tire pressure information is displayed on a visor/dashboard mounted display module.

The receiver is constantly listening for the transmissions from each wheel. Each time the receiver is powered up, it performs a diagnostic cycle routine to ensure all four sensors are operating properly. If signals are not received from one or more sensors, the system is set to run through the diagnostic cycle again. If it still does not receive a signal, the low pressure warning lamps are turned on to alert the driver.

The system is also available for use on vehicles with six wheels such as recreational vehicles.

The passenger car TMS is currently being offered as an option on Lincoln Continentals. Sales under the Lincoln Continental production program were expected to discontinue at the end of the 1999 model year but have been continued into the 2000 model year. The Company has no contract in place with Ford. Ford issues purchase orders for the manufacture of TMS for the Lincoln Continental. The purchase orders do not commit Ford to any minimum purchase requirement and there is no assurance that Ford will continue to offer the TMS on the Lincoln Continental.

The Company's TMS has been approved for sale with run-flat or extended mobility tires by Goodyear, Michelin and Bridgestone/Firestone. Run-flat tires allow drivers to drive up to 50 miles on a tire that has lost all of its air pressure. These tires perform so well without any air pressure that an approved TMS is required with the purchase of each set. Otherwise the operator may unknowingly drive on the tire until it fails or is no longer repairable. TMS for both run-flat and conventional tires are distributed primarily through independent tire dealers and distributors and automobile service centers.

In order to be a leader in the emerging market for TMS, the Company is actively developing the next generation of SmarTire(TM) systems. SmarTire is undertaking a dual product strategy incorporating a custom computer chip. The computer chip will increase the features and functions of the transmitter while reducing the size and cost of each transmitter. One product involves installation of the sensor transmitter module inside the tire on the wheel. This new internal system will use smaller and easier to install transmitter modules and will offer mounting options for easy installation. This new system will offer the features being demanded by tire manufacturers, automakers and consumers. The new system is designed for universal application for both the OEM and aftermarket. Market launch of this product is expected in early 2000.

The second product represents an external wheel approach by attaching a miniature sensor/transmitter module to the end of the valve stem. This new aftermarket product is expected to be less expensive, easier to install and designed to be universally adaptable for all passenger cars and light trucks in North America and Europe. The Company is continuing to work with Advantage Enterprises Inc. under the terms of a product licensing agreement. The product is not ready for production and development and testing of this product is ongoing.

The Company is also developing a commercial vehicle TMS which incorporates patented technology to monitor tire pressures and temperatures on a wide variety of on-highway applications, including commercial vehicles and transit buses. This system builds on the technology developed for the passenger car TMS. The commercial vehicle TMS consists of individual sensors mounted inside each tire wheel assembly and a cab mounted receiver/display unit. The individual sensors measure both the operating pressure and temperature of each tire and then transmit this information via radio signal. Whenever the pressure in any tire deviates from its pre-programmed level, the SmarTire(TM) monitor alerts the driver so that the condition can be corrected before the tire is damaged. The system has been developed for use by trucking fleets that frequently change trailers, as each sensor has its own unique identifying signal. When the driver switches trailers, the new trailer's number, etc., can be entered manually or electronically into the display unit. Each display unit can handle up to 40 tire positions and can be used with several trailers.

In 1996, SmarTire acquired a tire monitoring system designed specifically for use in motorsports that was developed in conjunction with Penske Racing. The current motorsports TMS can only be fitted on wheels which have been specially machined by the manufacturer. The wheel fixtures are similar to enlarged valve stems with the antenna located inside the air space of the tire. The three ounce transmitter is about three inches long and sends data only when wheel motion is detected in order to preserve the life of its lithium batteries. In addition to providing warnings of a tire losing pressure, the motorsport TMS is used to correctly set cold tire pressures in order to avoid over-inflated tires. The motorsport TMS is distributed by Pi Research, United Kingdom.

MARKETING

SmarTire USA and SmarTire (Europe) have been established to carry out the marketing of the Company's products. The initial objective of SmarTire USA and SmarTire Europe has been to establish a distribution network for the automotive aftermarket. A co-objective of establishing this network has been to train and certify dealers and retailers to install the SmarTire(TM) system. The launch of the next generation of passenger car TMS will build upon this distribution network. In addition, part of the Company's passenger car TMS strategy is to market through car accessory programs ("CAPS"). CAPS are programs whereby accessories for new cars are sold and installed via the car manufacturers' franchised dealer networks. As part of CAPS, the Company will offer its TMS as accessories for new cars. The Company's TMS offered through CAPS may be manufacturer branded products which are designed by the Company in connection with the car manufacturers as a custom installation for specific car models.

The Company is also preparing to enter the commercial vehicle market. The commercial vehicle market includes vehicles from local delivery truck fleets to large tractor trailers.

COMPETITION

The tire monitoring industry is still in the early stages of development. The Company's primary competition is Schrader-Bridgeport International Inc. ("Schrader"). Schrader is the only other producer of wireless TMS for the passenger car market. Schrader's TMS has been approved by certain tire manufacturers for run-flat tires in the aftermarket in North America and is also currently being sold in the OEM market on Chevrolet Corvettes. The Company is not aware of Schrader receiving approvals for its aftermarket product in Europe and it is not known if any European approvals are being sought by Schrader.

Other potentially competitive TMS are under development by other companies primarily for the OEM market. These systems include a tire deflation warning system that uses ABS braking systems to detect low tire pressure and systems requiring hard-wiring of electronics into the vehicle. One potential future development that could affect the market for both passenger car and commercial vehicle tire monitoring is the development of a "smart chip." This is a computer chip that could transmit data and would be manufactured into tires.

The Company is not aware of any directly competitive TMS products in the commercial vehicle market although those companies developing TMS for the passenger car market could potentially also develop systems for commercial vehicle applications.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

The Company contracts the manufacture of its products to third parties. These manufacturers normally provide turnkey operations whereby the manufacturer is responsible for purchasing the component parts for the Company's TMS. The Company also purchases component parts on its own account for engineering and prototype development purposes. Certain of the components and raw materials used in the Company's products are difficult to obtain and/or require purchase commitments far in advance of the manufacturing date.

GOVERNMENT REGULATIONS

The Company's products are subject to regulation by the government agencies responsible for radio frequencies in each county that the Company's TMS products will be sold. For example, in the United States approval must be received from the Federal Communications Commission. In addition to radio approvals, some countries require additional governmental approvals, or other approvals may be necessary for market acceptance of the product. For example, TUV approval in Germany (a highly regarded independent testing company) is considered necessary to market the Company's TMS. In the United Kingdom, the Vehicle Installation Development Group is a governmental body that approves all electronic equipment to be installed in emergency and police vehicles.

The Company believes it has all of the necessary governmental approvals for its current TMS products. As each new TMS product is introduced to the market, the Company will apply for approvals for the new products.

DEPENDENCE ON CERTAIN CUSTOMERS

Due to the early stage development of the market for TMS in general and for the Company's TMS products, the Company is still dependent on major customers. During the year ended July 31,1999 the Company earned 76% of its revenue from four major customers. Sales to one of these customers accounted for 58% of sales of aftermarket passenger car TMS during fiscal year 1999. Another customer accounted for 100% of sales of the OEM passenger car TMS during fiscal year 1999. Two customers accounted for 100% of sales of the motorsports TMS during fiscal year 1999.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, LABOR CONTRACTS, INCLUDING DURATION.

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

Licenses

The Company has entered into four agreements with TRW as described above in "Business of the Company."

The Company entered into a license agreement on September 30, 1999, with Transense Technologies PLC based in Oxfordshire, United Kingdom. Transense researches, develops and exploits the use of its patented surface acoustic wave ("SAW") technology in the automotive industry. The license agreement grants SmarTire a non-exclusive, worldwide right to develop and market Transense's SAW technology for use in tire monitoring systems.

Under the agreement, SmarTire will purchase 250,000 units of Transense, each comprised of one share and one two-year share purchase warrant, for a total purchase price of L150,000 (Pounds Sterling). The purchase price will be paid two-thirds in cash and one-third by issuance of 25,000 of SmarTire shares. Transense will earn a royalty on any products SmarTire produces and sells using Transense technology. The agreement is conditional upon approval by Transense's shareholders.

RESEARCH AND DEVELOPMENT

The following is an estimate of the amount spent during each of the last two fiscal years on research and development activities;

1998 - $1,477,129
1999 - $8,739,092

Included in 1999 expense is a charge of $7,280,299 to reduce the recorded value of inventory, production equipment and deferred development costs associated with the current generation of tire pressure monitoring systems to their net realizable values. See "Management's Discussion and Analysis or Plan of Operation" and the consolidated financial statements contained elsewhere in this Form 10-KSB.


COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

The Company has no material expenses and anticipates no material impact on its business from compliance with environmental laws.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

At July 31, 1999, the Company had 39 full-time employees. There is no collective bargaining agreement in place. All employees of the Company are full-time employees.

RISK FACTORS

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements in this Form 10-KSB.

History of Operating Losses; Fluctuating Operating Results

Since inception through July 31, 1999, the Company has incurred aggregate losses of approximately $38,500,000. The Company's net loss for the fiscal year ended July 31, 1999 was $17,186,248. There is no assurance that the Company will operate profitably or will generate positive cash flow in the future. In addition, the Company's operating results may be subject to significant fluctuations due to many factors not within the Company's control, such as the unpredictability of when a customer will order products, the size of a customer's order, the demand for the Company's products, the level of competition and general economic conditions. Management believes that the Company will have sufficient cash to fund its current and planned operations through at least fiscal year 2000. Thereafter, the Company expects that it will require additional funding. There can be no assurance that such financing will be available on terms acceptable to the Company or at all.

Significant Competition in the Industry

The markets in which the Company competes are rapidly changing due to technological developments and increasing focus on automotive safety. Other companies offer products similar to those offered by the Company, and target the same customers as the Company. Many of these companies have substantially greater financial, marketing and technical resources. The Company also anticipates that the competition within these markets will increase as demand for the products escalates. It is possible that new competitors or alliances among existing competitors may emerge and such competitors may rapidly acquire significant market share.

Uncertainty of Consumer Awareness of TMS

TMS are a new product and consumer awareness is in its early stages. There can be no assurance that consumer awareness and demand for TMS will increase, or develop sufficiently so that the Company will achieve or sustain significant sales growth in either its historical markets or for its new products. To the extent demand for the Company's products does not develop, the Company's operations will be materially adversely affected.

Dependence on Major Customers

During the year ended July 31, 1999, the Company earned 76% of its revenue from four of its major customers. Accordingly, the loss of one of these major customers would materially and adversely affect the Company. The loss of any major customer, or significant reductions by any of them in buying the Company's products, or the inability to collect accounts receivable from them, would materially and adversely affect the Company's business and results of operations. Sales to one of the above noted customers accounted for 58% of the sales of aftermarket passenger car TMS during fiscal year 1999. One customer accounted for 100% of sales of the OEM passenger car TMS during fiscal year 1999. Two customers accounted for 100% of sales of the motorsports TMS during fiscal year 1999.

Difficulty in Obtaining Components and Raw Materials

The Company's current products, and the products that the Company may provide in the future, embody new technologies. Certain of the components and raw materials used in the Company's products are difficult to obtain and/or require purchase commitments to be made by the Company far in advance of the manufacturing date. The inability to obtain sufficient quantities of components or raw materials, or the inability to forecast purchase requirements accurately, could adversely affect the Company's results business of operations. Similarly, commitments to purchase components and raw materials in excess of customer demand for the Company's products could adversely affect the Company's results of operations.

Reliance on Contract Manufacturers

The Company contracts the manufacture of its products to third parties. In certain cases, the Company does not have an alternative source of manufacturing, and a suitable replacement would be time-consuming and expensive to obtain. If, for any reason, one of the Company's third party manufacturers is unable or does not produce the Company's products, the Company's business, financial condition and results of operations will be adversely affected.

Inability to Raise Additional Capital

The Company has been funding its capital requirements primarily through the offer and sale of securities. These funds are used for ongoing operations as well as to implement the Company's proposed expansion plans. The Company intends to raise additional funding in fiscal year 2000 through the issuance and sale of securities. The Company anticipates that the proceeds to the Company from such sales, together with projected revenues, will be sufficient to fund the Company's operations through at least fiscal year 2000. In the event that the Company's plans change, there are any delays in introducing new TMS products or the proceeds of any additional funding prove to be insufficient, the Company will be required to seek additional financing. Any additional equity financing may involve substantial dilution to the Company's stockholders. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms.

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

Potential Inability to Manage Growth of the Company

If the Company is unable to manage its growth effectively, such inability would have a material adverse effect on the Company's product development, its business, financial condition and results of operations. The Company's ability to manage and sustain growth effectively will depend, in part, on the ability of its management to manage growth through the implementation of appropriate management, operational and financial systems and controls, and successfully to train, motivate and manage its employees. If the Company's management is unable to manage its growth effectively, the Company's results of operations could be materially adversely affected.

Reliance on Limited Number of Personnel

The Company relies on its existing staff for marketing and selling the Company's products, and on a small development staff to develop new products and applications for existing products. The Company's growth and expansion may be inhibited unless it establishes a larger development staff to develop new products and applications for existing products. The Company plans to increase its development staff, although no assurances can be given that qualified personnel can be hired. The inability of the Company to hire and keep qualified personnel could materially adversely affect the Company's future plans. The Company's success also depends in part on its ability to attract and retain qualified professional, technical, managerial and marketing personnel. Competition for such personnel in the markets in which the Company competes is intense, and there can be no assurance the Company will be successful in attracting and retaining the personnel it requires to conduct its operations successfully.


Potential Inability to Keep up With Rapid Technological Change

The markets in which the Company competes are characterized by rapid technological change, frequent new product and service introductions, evolving industry standards and changes in customer demands. The introduction of products embodying new technologies and the emergence of new industry standards can, in a relatively short period of time, render existing products obsolete and unmarketable. The Company believes that its success will depend upon its ability to continuously develop new products and to enhance its current products and introduce them promptly into the market. If the Company is not able to develop and introduce new products, its business, financial condition and results of operations could be adversely affected.

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

Adequacy of Insurance and Lack of Errors and Omissions Insurance

The Company could be subject to claims in connection with the products that it sells. There can be no assurance that the Company would have sufficient resources to satisfy any liability resulting from any such claim, or that it would be able to have its customers indemnify or insure it against any such liability. There can be no assurance that the Company's insurance coverage would be adequate in term and scope to protect the Company against material financial effects in the event of a successful claim. The Company currently does not carry errors and omissions insurance. The Company may obtain errors and omissions insurance provided it can be obtained at reasonable prices; however, there can be no assurance that such coverage, if obtained, would be adequate in term and scope to protect the Company.

Uncertainty Due to the Year 2000 Issue

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the Company's ability to conduct normal business operations.

In 1999 the Company initiated a Year 2000 program to review operating and business systems to identify any potential problems and to ensure that all key systems will not be materially affected by the Year 2000 issue. The Company's program has several phases and is structured to prioritize critical systems and minimize business risk. Based on progress to date and plans for the balance of 1999, the Company expects that its business operating systems should be Year 2000 ready in advance of December 31, 1999.

The Company also depends on the Year 2000 readiness of third parties with whom it conducts business, such as suppliers of goods and services, customers and governments. As part of its Year 2000 program, the Company is assessing the Year 2000 readiness of key third parties to mitigate the potential risks of the Year 2000 issue.

Because of the uncertainties surrounding the Year 2000 issue, including third party readiness, notwithstanding the program and steps taken by the Company, there can be no assurance that Year 2000 issues will not have a material adverse impact on the Company.

Dilutive Effect of Options and Warrants

As at July 31, 1999, there were options and warrants outstanding to purchase an aggregate of 2,633,690 shares of the Company's common stock at an average price of CDN $5.32 per share. To the extent that these and subsequent dilutive securities are exercised and/or converted, dilution of the percentage ownership of the Company's stockholders will occur, and any sales in the public market of the common stock underlying the options, warrants and convertible debentures might adversely affect prevailing market prices for the Company's common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases a 9,768 square foot facility at #150-13151 Vanier Place, Richmond, British Columbia, V6V 2J1 for a five year term ending January 14, 2002. This facility consists of an office and administration area, an engineering department and a prototype production facility.

SmarTire (Europe) Limited leases a 2,166 square foot facility at 6 Berkshire Business Centre, Berkshire Drive, Thatcham, Berkshire, United Kingdom RG19 4EW for a three year term ending April 6, 2001. This facility consists of an office and administration area and a warehousing and fulfillment area.

SmarTire USA Inc. leases a 3,831 square foot facility at 6 Otis Park Drive, Bourne, Massachusetts USA 02532 for a two year term ending July 31, 2001. This facility consists of an office and administration area and an application engineering area.


ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq Small Cap Market under the symbol "SMTR".

The table below lists the and high and low sales prices on the OTC Bulletin Board for the Company's common stock until December 15, 1998 when the Company's common stock began trading on the Nasdaq Small Cap Market. The quotations were compiled from Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended                      High             Low
-------------                      ----             ---
10/31/97                         US$4.40         US$1.50
1/31/98                             4.25            1.63
4/30/98                             8.44            2.88
7/31/98                            11.69            6.50

10/31/98                            7.88            4.63
12/15/98                            6.13            3.81

The table below lists the high and low bid prices on the Nasdaq Small Cap Market for the Company's common stock since December 16, 1998 as compiled from NASDAQ - AMEX on-line.

Quarter Ended                      High             Low
-------------                      ----             ---
01/31/99                         US$5.94         US$3.31
04/30/99                            4.50            2.00
07/31/99                            3.09            1.63

The Company's common stock is issued in registered form. Pacific Corporate Trust Company (located in Vancouver, British Columbia, Canada) is the registrar and transfer agent for the Common Shares.

As of September 30, 1999 there were approximately 408 holders of record of the Company's common stock.

The Company has never declared or paid dividends on its common stock and does not anticipate that it will do so in the foreseeable future. The Company intends to retain future earnings, if any, for use in its operations and the expansion of its business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the years ended July
31, 1999 and 1998 should be read in conjunction with the consolidated financial statements of the Company and related notes included therein.

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

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 1999 vs. Fiscal Year Ended July 31, 1998

Gross revenue for the fiscal year ended July 31, 1999 was $2,677,935 as compared to $2,057,251 for the fiscal year ended July 31, 1998. The increase in revenue for the fiscal year 1999 over the fiscal year 1998 was a result of the following:

Sales of aftermarket passenger car systems increased to $1,823,897 for the fiscal year ended July 31, 1999 from $1,250,896 in the previous fiscal year. The increase in revenue was attributable to sales in Europe during the current fiscal year. Despite the increased sales, revenue was less than expected. Sales into the run-flat and extended mobility tire market have not met the expectations shared with the Company by the tire manufacturers.
In the Company's direct marketing campaigns, consumers have been slower to adopt tire monitoring than had been anticipated primarily due to the fact that tire monitoring is still in its infancy. The Company expects increased revenues from aftermarket systems in the next fiscal year as a result of the launch of its second generation products and increased public awareness of tire pressure monitoring.

Sales of OEM passenger car systems decreased to $440,101 for the fiscal year ended July 31, 1999 compared to $531,361 in the previous fiscal year. Sales under the Lincoln Continental production program were expected to be discontinued at the end of the 1999 model year but are now expected to be discontinued at the end of the 2000 model year which is expected to occur in the first half of calendar 2000. Revenue is dependent on sales by Ford and is difficult to predict.

Sales of motorsports TMS increased to $388,312 in the fiscal year ended July 31, 1999 from $177,477 in the previous fiscal year. Motorsports TMS are sold through a distributor and revenues are difficult to predict.

Sales of the industrial TMS decreased to $25,626 in the fiscal year ended July 31, 1999 from $73,068 in the previous fiscal year. The decrease in sales was a result of a shift in focus of the Company, beginning in 1996, from the industrial market to the passenger car market. Sales during fiscal 1999 were primarily sales of replacement and maintenance units to existing customers. Sales to this sector are expected to decrease as the Company continues to focus its efforts on passenger car and commercial markets.

Gross margin on product sales decreased from 20.5% in the fiscal year ended July 31, 1998 to 18.4% in fiscal year 1999 as the proportion of sales attributable to the passenger car systems increased. The Company's passenger car product lines, which represented the majority of its sales in fiscal 1999, earn a lower profit margin than the Company had earned from industrial sales in prior years. The Company expects to see slight increases in gross margin in fiscal 2000 on the launch of new products due to reduced product costs.

Expenses increased during fiscal 1999 to $17,680,135 as compared to $7,113,754 in the previous fiscal year due to increases in expenses for all areas of the business. Included in research and product development expense is a charge of $7,280,299. This charge is discussed in more detail below.

Marketing expenses increased to $4,279,228 in fiscal 1999 from $1,614,321 for the previous fiscal year as a result of increased expenditures in all areas. The creation of the Company's European subsidiary late in the 1998 fiscal year contributed to the significant increase in marketing expenses in the fiscal current year. Marketing wages increased as a result of additional employees in both North America and Europe. The Company expensed product development costs of $263,564 incurred to complete sales contracts to certain major customers during fiscal 1999 compared to $494,123 in fiscal 1998. Marketing travel costs increased due to increased North American activities and European activities to set up marketing and distribution programs. Expenditures on trade shows increased for fiscal 1999 due to increasing participation and presence at North American trade shows and first-time participation at Automechanika by SmarTire Europe. Advertising and promotion expenses increased primarily due to costs for the SmarTire(TM) Direct program in

North America including advertising development, support materials for the certified dealer installation network and placement costs for advertising. Marketing costs are not expected to increase significantly in fiscal 2000.

General and administrative expenses increased to $4,171,275 in fiscal 1999 compared to $2,674,568 in the previous fiscal year. The increase was due to higher costs to support the Company's expanded activities in both North America and Europe, including the Company's filings with securities regulatory authorities and listing of the Company's common stock on the Nasdaq Small Cap Market. Administration wages increased due to increases in the number of administrative staff and higher wage levels in fiscal 1999. Professional fees increased due to the Company's securities filings, Nasdaq listing and transaction costs. Investor relations costs increased to reflect expanded activities associated with the Company's Nasdaq listing. General and administrative expenses are not expected to increase significantly in fiscal 2000.

Research and development expenses were $8,739,092 (including charges described below) in fiscal 1999 compared to $1,477,129 for the previous fiscal year. The decrease in expenditures on prototype development including supplies and materials, was offset by higher engineering wages, reflecting increased staff and higher wage levels for product development activities. Engineering expenditures are expected to increase significantly in fiscal 2000 due to the development and launch of the Company's new passenger car and commercial tire monitoring products as well as ongoing product development programs.

The Company has assessed the future business prospects for its tire pressure monitoring products. Management feels that the longer-term outlook for these products is favorable as evidenced by the Company's commitment to develop and market second generation products, including systems for the commercial trucking market. Based on the Company's assessment, the forecasted sales levels of the current generation of TMS, through to the introduction of the Company's next generation of tire pressure monitoring products, would not support the carrying value of certain assets, including inventories ($6.7 million), production equipment ($0.2 million) and deferred development costs ($0.4 million) associated with the current generation of tire pressure monitoring systems. As a result the Company recorded a charge of $7,280,299 in the third quarter primarily to reduce the recorded value of these assets to their net realizable values.

The Company earned interest income of $275,776 in fiscal 1999 as compared to $131,872 in the previous fiscal year. This increase was due to higher average cash balances being maintained during the current fiscal year.

Interest expense was nil for the fiscal year ended July 31, 1999 compared to $1,029,632 for the fiscal year 1998. 1998 interest expense was a result of interest on debt added during fiscal 1997 and 1998, a premium paid on the redemption of convertible debentures, and increased use of trade credit. All long-term debt added during 1997 and 1998 was converted to share capital or redeemed by June 1998.

Fiscal Year Ended July 31, 1998 vs Fiscal Year Ended July 31, 1997

Gross revenue for the fiscal year ended July 31, 1998 was $2,057,251 as compared to $921,546 for fiscal year 1997. The increase in revenue for the fiscal year 1998 over the fiscal year 1997 was a result of the following:

Sales of aftermarket passenger car systems increased to $1,250,896 for the fiscal year ended July 31, 1998 from $272,452 in the previous year. The Company began selling its aftermarket passenger car system in May 1997, and therefore recorded only three months sales of this system during fiscal 1997.

Sales of OEM passenger car systems increased to $531,361 for the fiscal year ended July 31, 1998 compared to $213,412 in the previous fiscal year. The Company recorded only eight months of OEM sales during the 1997 fiscal year as it purchased the rights to service the Lincoln Continental production program from Epic Technologies, Inc. on December 6, 1996. Prior to the purchase of the contractual rights, the Company had no previous sales to the OEM market.

Sales of the motorsports TMS decreased from $258,579 in the fiscal year ended July 31, 1997 to $177,477 in the fiscal year ended July 31, 1998. Sales were higher in fiscal 1997 as a number of racing teams adopted the product, which was then relatively new. Sales during fiscal 1998 slowed as the number of new racing teams using the system has not increased significantly.

Sales of the industrial TMS decreased to $73,068 in the fiscal year ended July 31, 1998 from $177,103 in the previous fiscal year.

Gross margin decreased from 28.5% in fiscal 1997 to 20.5% in fiscal 1998 as the proportion of sales attributable to the industrial TMS has decreased. Industrial TMS have traditionally earned the Company a relatively high profit margin. The Company's passenger car product lines, which represented the majority of its sales in 1998, earn a lower profit margin.

Expenses increased during the fiscal year 1998 to $7,113,754 as compared to $4,385,976 in the fiscal year 1997 due to increases in marketing, general and administrative expenses, research and development, and depreciation and amortization.

Marketing expenses increased to $1,614,321 for the fiscal year ended July 31, 1998 from $451,307 for fiscal 1997 as a result of increased expenditures on advertising and promotion, business development, travel, trade shows, and wages relating to the passenger car aftermarket product, which the Company began selling in June 1997. Marketing wages increased as a result of additional employees hired in the fourth quarter of fiscal 1997. The Company also expensed product development costs of $494,123 incurred to complete sales contracts to certain major customers during fiscal 1998, compared to $Nil in fiscal 1997. Marketing travel increased due to increased sales and marketing activity relating to the passenger car aftermarket product, which was introduced in the fourth quarter of fiscal 1997.

General and administrative expenses increased to $2,674,568 in fiscal 1998 compared to $1,997,022 in fiscal 1997, as a result of the following:
Administrative
wages increased due to the addition of a paid advisory board in the third quarter of 1997, increases in the number of administrative staff during 1998 and increases in administrative wage levels during 1998. Rent increased as a result of a move of the Company's corporate offices to larger premises in January 1997. The Company also incurred increased expenditures for public relations, securities filing fees and telecommunications.

Research and development expenses increased from $978,566 for fiscal 1997 to $1,477,129 for fiscal 1998. The increase was attributed to increases in expenditures of prototype development, including supplies and materials, as the Company continued to develop enhancements for future versions of its products

Depreciation and amortization increased as a result of the amortization of patents and other intellectual property purchased during the last three fiscal years and depreciation of capital assets.

Interest and finance charges increased to $1,029,632 for fiscal 1998 from $447,746 for fiscal 1997 as a result of interest on debt added during fiscal 1997 and 1998, a premium paid on the redemption of convertible debentures and increased use of trade credit. All long-term debt added during 1997 and 1998 was converted to share capital or redeemed by June of 1998. The Company also earned foreign exchange income of $403,022 in fiscal 1998, primarily due to the appreciation of its US dollar cash balances relative to the Canadian dollar. The Company reported no significant foreign exchange gain or losses in fiscal 1997. The decrease in sales was a result of a shift in focus of the Company, beginning in 1996, from the industrial market to the passenger car market. Sales during fiscal 1998 were primarily sales of replacement and maintenance units to existing customers.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended July 31, 1999 vs. Fiscal Year Ended July 31, 1998

The Company has financed its activities primarily through the issuance and sale of its securities. The Company has incurred net losses in each year since inception and, as of July 31, 1999, had an accumulated deficit of $38,486,224.

Shareholders' equity was $2,574,931 and the Company's working capital was $2,051,450 at July 31, 1999.

As at July 31, 1999, the Company had commitments for payments under operating leases, and service agreements for premises and certain equipment of $578,000, as disclosed in the notes to the Company's consolidated financial statements contained elsewhere in this Form 10-KSB.

Subsequent to year-end, the Company announced plans to raise US$6 million through a private placement. With this financing management believes that the Company has sufficient cash to fund its current and planned operations through fiscal 2000. Thereafter, it is possible that the Company will require additional funding depending on the results from operations over the next two fiscal quarters.

The Company effected a reverse stock split of 1 for 8 effective December 24, 1997. At that time, all outstanding convertible securities, share purchase warrants and share purchase options were proportionately adjusted to reflect the consolidation.

The Company's cash and short-term investments at July 31, 1999 were $2,484,955, as compared to $8,718,258 at July 31, 1998. This decrease was due to the net of the Company's operating, financing and investing activities described below.

For the fiscal year ended July 31, 1999, the Company raised $6,065,125 from financing activities. Of this amount, the Company received proceeds of $56,380 upon the exercise of employee and director options to purchase 18,500 shares of common stock. The Company received net proceeds of $6,008,744 and issued shares of 1,688,416 common stock upon the exercise of stock purchase warrants.

The Company used $2,375,489 for investing activities during fiscal 1999 including $305,726 for the purchase of capital assets, $7,750 for the purchase of patent rights, and $2,062,013 for the purchase of short-term investments.

The Company used $11,984,912 for operating activities during fiscal 1999. The net loss of $17,186,248 was reduced by non-cash charges of $607,559 for depreciation and amortization, $311,777 for remuneration in shares and the $7,280,299 provision for special charges. There was also a $2,998,299 increase in non-cash working capital.

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

The Company's cash position at July 31, 1998 was $8,718,258, as compared to $69,761 at July 31, 1997. This increase was due to the net of the Company's operating, financing and investing activities described below.

For the year ended July 31, 1998, the Company had $19,613,125 provided from the financing activities.

On April 20, 1998, TRW Inc. agreed to purchase from the Company (the "TRW Private Placement") 900,000 units at a price of US$4.00 per unit for a total purchase price of US$3,600,000 (CDN$5,165,000). Each Unit consisted of a share of common stock and one non-transferable share purchase warrant entitling TRW to purchase an additional share for a period of two years at a price of US$4.00 per share during the first year and US$4.60 per share during the second year.

On March 24, 1998, the Company completed a private placement of 2,175,000 Units for gross proceeds of $8,700,000. Each Unit consisted of one share of common stock and one non-transferable share purchase warrant exercisable for two years at an exercise price of $4.00 per share if exercised during the first fiscal year and $4.80 if exercised during the second year. The Company paid a commission of $855,500.

On January 30, 1998, the Company completed a private placement of US$550,000 (CDN$770,000) 8% convertible redeemable debentures pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The Company paid a commission of US$55,000, with net proceeds of US$495,000 on the issue. The convertible debentures were redeemed by the Company on March 16, 1998 for US$783,750 plus accrued interest.

On October 3, 1997, the Company completed a private placement of 18% convertible redeemable debentures with a face value of US$622,222 (CDN$902,221). The debentures were sold at a discount to their face value for gross proceeds of US$504,000 on the issue. The debentures were convertible into common stock at CDN$3.12 per share. By April 30, 1998, all convertible redeemable debentures had been converted to common stock.

On September 4, 1997, the Company completed the private placement of $380,000 Series "G" convertible debentures. The debentures carried an interest rate of ten percent (10%) per annum paid semi-annually for a term of three years. The Company paid a commission of $600, with net proceeds of $379,400 on the issue. The debentures were convertible into units consisting of one common stock and one two-year non-transferable share purchase warrant. The warrants may be exercised at $2.80 per share until May 1, 1999, and $3.60 until May 1, 2000. By April 30, 1998, all convertible debentures had been converted to Common Shares.

The Company received net proceeds of $1,886,536 upon the exercise of employee and director options to purchase 550,700 shares of common stock.

The Company received net proceeds of $3,746,571 and issued 876,785 shares of common stock upon the exercise of share purchase warrants.

The Company also repaid $977,860 of long-term debt during the year.

The Company used $693,605 for investing activities during fiscal 1998 including $399,605 for the purchase of capital assets, $14,000 for the purchase of patent rights and $280,000 for marketing rights to a tire monitoring product.

$10,271,023 was used in operating activities of the Company during fiscal 1997 which was comprised of the $6,692,765 net loss and $4,431,256 increased in non-cash working capital, reduced by non-cash charges for depreciation and amortization of $852,998.

Uncertainty due to the Year 2000 Issue

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1,

2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the Company's ability to conduct normal business operations.

In 1999 the Company initiated a Year 2000 program to review operating and business systems to identify any potential problems and to ensure that all key systems will not be materially affected by the Year 2000 issue. The Company's program has several phases and is structured to prioritize critical systems and minimize business risk. Based on progress to date and plans for the balance of 1999, the Company expects that its business operating systems should be Year 2000 ready in advance of December 31, 1999.

The Company also depends on the Year 2000 readiness of third parties with whom it conducts business, such as suppliers of goods and services, customers and governments. As part of its Year 2000 program, the Company is assessing the Year 2000 readiness of key third parties to mitigate the potential risks of the Year 2000 issue.

Because of the uncertainties surrounding the Year 2000 issue, including third party readiness, notwithstanding the program and steps taken by the Company, there can be no assurance that Year 2000 issues will not have a material adverse impact on the Company.

The costs of the Year 2000 program have not been and are not expected to be material. These costs are expensed as incurred.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.

--------------------------------------------------------------------------------
            Name                Age                        Position
--------------------------------------------------------------------------------
IAN BATEMAN                      54          Managing Director,
                                             SmarTire (Europe) Limited
--------------------------------------------------------------------------------
LAWRENCE BECERRA                 47          Director
--------------------------------------------------------------------------------
JOHN BOLEGOH                     55          Vice President, Operations and
                                             Director
--------------------------------------------------------------------------------
KEVIN CARLSON                    38          Chief Financial Officer, Corporate
                                             Secretary and Director
--------------------------------------------------------------------------------
MARK DESMARAIS                   45          President, Chief Operating Officer
                                             and Director
--------------------------------------------------------------------------------
SHAWN LAMMERS                    32          Vice President, Engineering
--------------------------------------------------------------------------------
BERNARD PINSKY                   45          Director
--------------------------------------------------------------------------------
ROBERT RUDMAN                    52          Chairman and Chief Executive Officer
--------------------------------------------------------------------------------
GARY SCHLACHTER                  47          Executive Vice President, Sales and
                                             Marketing SmarTire USA Inc.
--------------------------------------------------------------------------------
DANA STONEROOK                   42          Director
--------------------------------------------------------------------------------


BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The present and principal occupations of the Company's directors and executive officers during the last five years are set forth below:

IAN BATEMAN:

         Mr. Bateman is the Managing Director for SmarTire (Europe) Limited. He is a U.K. resident and has extensive sales, marketing and senior managerial experience in a variety of facets of European automotive industries. From 1966 to 1973 he was a manager with Mid Bucks Automotive Limited. During 1973 to 1979 Mr. Bateman was a manager with Renault U.K. Limited, and was instrumental in the formation of a direct sales company in the U.K. with a sales budget of pound sterling 100 million per year. Between 1979 and 1991 he operated his own marketing company which expanded to supply every European car manufacturer/importer, with the exception of just three, with an overall turnover of pound sterling 10 million per year. From 1991 and prior to joining SmarTire (Europe) Limited, Mr. Bateman carried out independent consulting services, most importantly with Otter Controls Limited, which was implementing a marketing program for a tire-monitoring system.


LAWRENCE BECERRA:

         Mr. Becerra has an extensive background in international finance. Since 1996, he has been the principal and founder of West Sussex Trading, Inc. which is involved in corporate finance activities. Between 1992 and 1996 Mr. Becerra was the Senior Proprietary Trader promoted from the position of Manager of European Money Market Trading for Goldman Sachs International in London, England. Between 1987 and 1992 Mr. Becerra was the Managing Director for Czarnikow Financial Futures.

         Between 1984 and 1987, he held the position of Senior Trader with TransMarket Group, Inc. Between 1976 and 1984, Mr. Becerra worked for Continental Bank in London and ended his tenure as the Executive Director representing all trading activities for the company. He attended Middlebury College in Middlebury, Vermont between 1970 and 1974 and Hackley School in Tarrytown, New York between 1968 and 1970.


JOHN BOLEGOH:

         Mr. Bolegoh has an extensive background in tire product engineering, including twenty years with Michelin Technical Services Canada Limited in positions of increasing responsibility. Mr. Bolegoh joined the Company in 1991. His responsibilities include defining necessary product capabilities and designs for entering various markets; establishing contacts to promote awareness of the Company's technologies; locating and exploring business possibilities with potential distributors; and providing customer relations, problem solving, training and sales assistance. Mr. Bolegoh specialized in mechanical technology at the Hamilton Institute of Technology in Hamilton, Ontario.


KEVIN CARLSON

         Mr. Carlson joined the Company in November 1998. Mr. Carlson is responsible for Finance, Treasury, Accounting, Taxation, Legal, Management Information Systems and Administration. Prior to joining the Company, Mr. Carlson was Chief Financial Officer of a publicly traded biotechnology company. Previously, he was Chief Financial Officer for three other publicly traded companies. Mr. Carlson spent eight years with KPMG in Calgary, Alberta. In addition to his Chartered Accountancy designation, Mr. Carlson holds a Bachelor of Commerce degree from the University of Calgary.

MARK DESMARAIS:

         Mr. Desmarais joined the Company as President and Chief Executive Officer of SmarTire USA, Inc. in March 1999. In June 1999 Mr. Desmarais was appointed to the additional role of President and Chief Operating Officer of the Company. Prior to joining the Company, Mr. Desmarais served as Director, Product Planning, North America, for TRW Automotive Electronics Group since September 1995. Mr. Desmarais joined TRW in 1991 at the company's Marshall, Illinois, electronics plant, where he served as manufacturing manager, manufacturing engineering manager and then advanced manufacturing engineering manager over a four-year period. Mr. Desmarais' more than 21 years of business experience span a variety of industries, including tire technology, consumer products, defense, industrial control systems and automotive electronics. Mr. Desmarais holds a master's degree in management from the Kellogg Graduate School of Management at Northwestern University, Evanston, Illinois, and a master's degree in materials engineering and a bachelor's degree in mechanical engineering from Worcester Polytechnic Institute, Worcester, Massachusetts. He is a member of the Society of Automotive Engineers.

SHAWN LAMMERS:

         Mr. Lammers is a professional engineer, with a Bachelor of Applied Science degree from the University of British Columbia, specializing in computer engineering. He has developed software for MS-DOS, Windows, UNIX Workstations and Amiga platforms. Mr. Lammers has been with the Company since its inception and is responsible for the development of the patented remote sensing technology utilized in SmarTire's products. He has been the chief engineer in respect to the design, development and production of the Company's passenger car TMS, the commercial vehicle TMS and the industrial equipment TMS.

BERNARD PINSKY:

         Mr. Pinsky is a partner practicing corporate/securities law at Clark, Wilson, one of Vancouver's most established and respected law firms. Mr. Pinsky was called to the bar in 1980 and has advised a variety of public and private companies on legal matters related to acquisitions, mergers, takeovers, initial public offerings, secondary financings, public company disclosure requirements and stock exchange practice. Mr. Pinsky has been corporate and securities counsel for the Company since 1993.

ROBERT RUDMAN:

         Mr. Rudman is a Chartered Accountant with 15 years of experience assisting public companies, especially on the Vancouver Stock Exchange. Mr. Rudman joined the Company in March 1993 as the Chief Financial Officer after serving as an independent financial consultant for several months. He became the President and Chief Executive Officer of SmarTire Systems on January 19, 1996. Prior to joining the Company, Mr. Rudman was manager of a California-based sales contract financing firm. Previously, he was a partner in a consulting firm providing professional assistance to publicly traded companies. Mr. Rudman became a Chartered Accountant in 1974 and worked with Laventhol & Horwath and Price Waterhouse & Co. in Winnipeg, Manitoba. In addition to his Chartered Accountancy designation, Mr. Rudman holds a Bachelor of Arts degree and graduate business diploma from Lakehead University in Thunder Bay, Ontario.

GARY SCHLACHTER:

         Mr. Schlachter joined the Company on April 21, 1997 as the Executive Vice President, Sales and Marketing for SmarTire USA. Mr. Schlachter is responsible for developing and directing the sales and marketing program of the Company's passenger car and commercial vehicle TMS product lines for North America. He has over fifteen years management and marketing experience in the tire industry. Prior to joining SmarTire, Mr. Schlachter was Business Development Manager, responsible for retail development programs, for Continental General Tire. Previously, he served in several management posts at Michelin North America including Business Development Manager, Eastern United States, Manager Special Accounts Training Program, and Manager, Product Training and Dealer Program. Mr. Schlachter is a graduate of Central Michigan University.

DANA STONEROOK

         Mr. Stonerook has been Vice President, Customer Development, TRW Automotive Electronics since January 1999. The group, a unit of TRW Inc., is a leading producer of electronic safety, security and convenience systems for the global automotive electronics market. Mr. Stonerook has an extensive background in international customer relations, electrical engineering and program management. Mr. Stonerook was working for Eagle Monitor Systems, Inc. as manager of design development when TRW Inc. acquired the company in 1981. He has held a number of posts of increasing responsibility within TRW since that time. Mr. Stonerook was named Vice President, Sales, North and South America, for TRW Automotive Electronics Group in September 1995. He was appointed Vice President, Sales and Marketing, Automotive Electronics, North America, for the group in April 1996 and held the position until his present assignment. Mr. Stonerook holds a Bachelor of Science degree in electrical engineering from DeVry Institute of Technology, Chicago.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

Particulars of compensation awarded to, earned by or paid to:

         (a)      the Company's chief executive officer (the "CEO");

         (b) each of the Company's four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 per year; or

         (c) any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of the Company at the end of the most recently completed financial year;

(the "Named Executive Officers") are set out in the summary compensation table below. Except as indicated, all dollar amounts set forth below with respect to the applicable year ended July 31, are expressed in Canadian dollars.

During 1999, nine (9) individuals served as executive officers of the Company at various times: Robert Rudman, Mark Desmarais, Kevin Carlson, Kenneth Morgan, John Bolegoh, Shawn Lammers, Joseph Merback, Gary Schlachter and Ian Bateman.

===================================================================================================================================
                                                    SUMMARY COMPENSATION TABLE
===================================================================================================================================
                                             ANNUAL COMPENSATION                       LONG TERM COMPENSATION (1)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           AWARDS            PAYOUTS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       OTHER                     RESTRICTED
                                                                       ANNUAL      SECURITIES    SHARES OR                    ALL
                                                                       COMPEN-     UNDERLYING    RESTRICTED                  OTHER
  NAME AND PRINCIPAL                                                   SATION     OPTIONS/SARS     SHARE        LTIP        COMPEN-
       POSITION             YEAR        SALARY            BONUS          (1)        GRANTED        UNITS      PAYOUTS       SATION
-----------------------------------------------------------------------------------------------------------------------------------
Robert Rudman               1999       $247,301          $90,000          Nil          Nil          Nil          Nil          Nil
Chairman and Chief          1998       $161,058            Nil        $41,000(2)   220,000          Nil          Nil          Nil
Executive Officer           1997       $101,785            Nil            Nil       62,500          Nil          Nil          Nil
-----------------------------------------------------------------------------------------------------------------------------------
Gary Schlachter             1999       $142,695            Nil            Nil          Nil          Nil          Nil          Nil
Executive                   1998       $118,250          $28,600          Nil          Nil          Nil          Nil          Nil
Vice-President Sales        1997        $29,077            Nil            Nil       25,000          Nil          Nil          Nil
and Marketing,
SmarTire USA Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Joseph Merback              1999       $165,301            Nil            Nil          Nil          Nil          Nil     $283,434(3)
Former                      1998       $129,869          $35,750      $42,900(2)   118,750          Nil          Nil          Nil
President and CEO of        1997          Nil              Nil        $76,000(2)    37,500          Nil          Nil          Nil
SmarTire USA Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Mark Desmarais (4)          1999        $81,244          $66,093          Nil       75,000          Nil          Nil      $66,667
President and Chief
Operating Officer,
President and CEO
of SmarTire USA Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Ian Bateman (5)             1999       $135,351          $37,032          Nil       10,000          Nil          Nil          Nil
Managing Director
SmarTire (Europe)
Limited
-----------------------------------------------------------------------------------------------------------------------------------


(1) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)      Amounts relate to advisory fees paid to Mr. Rudman and Mr. Merback.

(3) Pursuant to a separation agreement, Mr. Merback received 100,000 shares of the Company's common stock valued at $283,343.

(4) Mr. Desmarais commenced employment with the Company on March 29, 1999. Mr. Desmarais received a signing bonus of US$25,000 (CDN$37,750) and 10,000 shares of the Company's common stock valued at $28,343. The Company also reimbursed Mr. Desmarais US$44,151 (CDN$66,667) for relocation costs.

(5)      Mr. Bateman commenced employment with the Company on February 2, 1998.

The following table sets out the details of all stock options granted to the Named Executive Officers during the most recently completed fiscal year:

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

------------------------------------------------------------------------------------
                      NUMBER OF     % OF TOTAL
                      SECURITIES     OPTIONS/
                      UNDERLYING   SARS GRANTED
                       OPTIONS/    TO EMPLOYEES
                         SARS        IN FISCAL     EXERCISE PRICE          EXPIRATION
       NAME          GRANTED (#)       YEAR         ($ / SHARE)               DATE
------------------------------------------------------------------------------------
Robert Rudman             -              -             -                      -
------------------------------------------------------------------------------------
Gary Schlachter           -              -             -                      -
------------------------------------------------------------------------------------
Joseph Merback            -              -             -                      -
------------------------------------------------------------------------------------
Mark Desmarais(1)      75,000          25.2%        US$4.00               March 29,
                                                                            2004
------------------------------------------------------------------------------------
Ian Bateman            10,000           3.4%          $6.60              January 8,
                                                                           2004
------------------------------------------------------------------------------------

(1) Mr. Desmarais' options vest over time with 15,000 options currently exercisable.

The following table sets out the details of all stock options exercised during the most recently completed fiscal year by the Named Executive Officers.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

--------------------------------------------------------------------------------------------------------------------------
                                                     NUMBER OF SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                                                       UNEXERCISED OPTIONS/SARS AT         IN-THE-MONEY OPTIONS/SARS AT
                                                                 FY-END (#)                         FY-END($)(1)
                              SHARES      AGGREGATE
                           ACQUIRED ON      VALUE              EXERCISABLE /
           NAME            EXERCISE (#)    REALIZED           UNEXERCISEABLE                EXERCISEABLE / UNEXERCISEABLE
--------------------------------------------------------------------------------------------------------------------------
                                                      EXERCISEABLE        UNEXERCISEABLE    EXERCISEABLE    UNEXERCISEABLE
--------------------------------------------------------------------------------------------------------------------------
  Robert Rudman              17,500       $149,450        157,500                Nil           $6,400              Nil

  Gary Schlachter               Nil           Nil          17,500                Nil              Nil              Nil

  Joseph Merback                Nil           Nil             Nil                Nil              Nil              Nil

  Mark Desmarais                Nil           Nil          15,000             60,000              Nil              Nil

  Ian Bateman                   Nil           Nil          30,000                Nil              Nil              Nil
--------------------------------------------------------------------------------------------------------------------------

(1) The closing price of the Company's common stock on July 30, 1998 was US $1.94 per share (CDN$2.93)

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Effective February 1, 1998, the Board of Directors of the Company approved a new management agreement with Robert Rudman, regarding his position with the Company. The management agreement calls for payment of a base salary of US$150,000 per annum and a bonus payable in shares of the Company's common stock based on achieving certain gross revenue levels. The term of the agreement is for five years.

The agreement with Mr. Rudman requires the Company to pay a termination allowance in the event of the termination by the Company of Mr. Rudman's employment except for just cause. The termination allowance is twice the annual salary and bonuses. A change of control of the Company is deemed to be a termination for the purposes of the agreements.

Effective April 15, 1997, the Board of Directors of the Company approved a management agreement with Gary Schlachter, regarding his position as Executive Vice President Sales and Marketing of SmarTire USA Inc., the Company's marketing subsidiary. The management agreement calls for payment of a base salary of US$90,000 and a bonus based on achieving certain gross revenue levels. The term of the agreement is for two years. The agreement with Mr. Schlachter requires the Company to pay a termination allowance in the event of the termination by the Company of such individual's employment except for just cause. The termination allowance is six months salary and bonuses.

Effective February 16, 1998, the Board of Directors of the Company approved a management agreement with Ian Bateman, regarding his position as Managing Director of SmarTire (Europe) Limited, the Company's European subsidiary. The management agreement calls for payment of a base salary of pounds sterling 48,000 per year and a bonus based on achieving certain business plan objectives. The term of the agreement is for two years. The agreement with Mr. Bateman requires the Company to pay a termination allowance in the event of the termination by the Company of such individual's employment except for just cause. The termination allowance is six months salary and bonuses.

Effective June 1, 1999, the Board of Directors of the Company approved a management agreement with Mark Desmarais, regarding his position as President and Chief Operating Officer of the Company. The management agreement calls for payment of a base salary of US$160,000 and a bonus based on achieving certain business plan objectives. There is no fixed term of the agreement and Mr. Desmarais must provide ninety days notice of his intention to terminate the agreement. The agreement with Mr. Desmarais requires the Company to pay a termination allowance in the event of the termination by the Company of such individual's employment except for just cause. The termination allowance is six months base salary.

Other than as discussed above, the Company has no plans or arrangements in respect of remuneration received or that may be received by Named Executive Officers of the Company in fiscal 1999 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds US$100,000 per Named Executive Officer.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Company has no formal plan for compensating its directors for their services in their capacity as directors although such directors have received from time to time and are expected to receive in the future incentive stock options to purchase common stock as awarded by the Board of Directors or the Compensation Committee. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director.

Other than as discussed in this Form 10-KSB, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments. A director who is a professional consultant, such as a lawyer, charges the Company for time expended to attend to directors' matters at an agreed hourly rate. Mr. Pinsky is a lawyer with Clark, Wilson which receives fees for legal services provided to the Company. Mr. Becerra is a principal of West Sussex Trading, Inc., which has received commissions pursuant to financings arranged by the Company.

There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers.

Other than the management agreements and advisory agreements discussed herein, the Company presently has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's directors or executive officers, except that stock options have been and may be granted at the discretion of the Board or a committee thereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The authorized capital of the Company consists of: 199,818,749 shares of common stock without par value; and 20,000 shares of preferred stock with a par value of $1,000 per share. The Company effected a 1 for 8 reverse split of its common stock effective December 24, 1997. As of September 30, 1999, there were 11,542,447 issued and outstanding shares of common stock and no issued or outstanding shares of preferred stock.

To the knowledge of the Company, the following beneficially own, directly or indirectly, shares carrying more than five percent (5%) of the voting rights attached to all shares of the Company:

---------------------------------------------------------------------------------------------------
                             NAME AND ADDRESS OF        AMOUNT AND NATURE OF
TITLE OF CLASS               BENEFICIAL OWNER           BENEFICIAL OWNERSHIP (2)   PERCENT OF CLASS
---------------------------------------------------------------------------------------------------
Common Stock                 TRW Inc.                   1,800,000 (1)              15.6% (1)
                             1900 Richmond Rd.
                             Cleveland, OH
                             44124
---------------------------------------------------------------------------------------------------

(1) 900,000 of these shares represent currently exercisable share purchase warrants.

The following table shows: (i) the number of shares of common stock beneficially owned by each of the directors and the Named Executive Officers and all directors and executive officers as a group as of September 30, 1999 (excluding shares which such persons have the right to acquire within 60 days of September 30, 1999 but do not actually own), (ii) the number of shares of common stock which each of such persons has the right to acquire within 60 days of September 30, 1999 but does not actually own, (iii) the total number of shares of common stock which each of such persons owns as of September 30, 1999 and has the right to acquire within 60 days of September 30, 1999, and the percent of class.

--------------------------------------------------------------------------------
                                        Total Number of
                                      Shares Beneficially
           Name                              Owned              Percent of Class
--------------------------------------------------------------------------------
        Directors:
Lawrence Becerra (1)                        102,000                 0.88%
--------------------------------------------------------------------------------
John Bolegoh (2)                            134,056                 1.16%
--------------------------------------------------------------------------------
Kevin Carlson (3)                            13,070                 0.11%
--------------------------------------------------------------------------------
Mark Desmarais (4)                           25,000                 0.22%
--------------------------------------------------------------------------------
Bernard Pinsky (5)                           25,000                 0.22%
--------------------------------------------------------------------------------
Robert Rudman (6)                           203,524                 1.76%
--------------------------------------------------------------------------------
Dana Stonerook                                  nil                   nil
--------------------------------------------------------------------------------
Named Executive Officers
who are not Directors or
Nominees
--------------------------------------------------------------------------------
Ian Bateman (7)                              30,000                 0.26%
--------------------------------------------------------------------------------
Shawn Lammers (8)                            21,519                 0.19%
--------------------------------------------------------------------------------
Gary Schlachter (9)                          22,766                 0.20%
--------------------------------------------------------------------------------
Total Directors /
Executive Officers                          576,935                 5.00%
(10 persons)
--------------------------------------------------------------------------------

(1) Mr. Becerra has incentive stock options for the right to purchase up to an aggregate of 25,000 shares of common stock and a warrant for the right to purchase up to an aggregate of 37,500 shares of common stock. The options and warrants are immediately exercisable.

(2) Includes 60,362 Common Shares owned by Mr. Bolegoh's wife and children. Mrs. Bolegoh has sole voting and dispositive power with respect to her shares, and Mr. Bolegoh disclaims beneficial ownership of such shares. Mr. Bolegoh has incentive stock options for the right to purchase up to an aggregate of 12,500 shares of common stock. All options are immediately exercisable.

(3) Mr. Carlson has incentive stock options for the right to purchase an aggregate of 50,000 shares of common stock. The options vest over time and currently 12,500 options are immediately exercisable

(4) Mr. Desmarais has incentive stock options for the right to purchase an aggregate of 75,000 shares of common stock. The options vest over time and currently 15,000 options are immediately exercisable.

(5) Mr. Pinsky has incentive stock options for the right to purchase an aggregate of 25,000 shares of common stock. The options are immediately exercisable.

(6) Mr. Rudman has incentive stock options for the right to purchase 157,500 shares of common stock. The options are immediately exercisable.

(7) Mr. Bateman has incentive stock options for the right to purchase 30,000 shares of common stock. These options are immediately exercisable.

(8) Mr. Lammers has incentive stock options for the right to purchase 20,000 shares of common stock. The options are immediately exercisable.

(9) Includes 266 Common Shares owned by Mr. Schlachter's wife. Mrs. Schlachter has sole voting and dispositive power with respect to her shares, and Mr. Schlachter disclaims beneficial ownership of such. Mr. Schlachter has incentive stock options for the right to purchase 17,500 shares of common stock. These options are immediately exercisable.

(10) Based on beneficial shares owned, directly or indirectly, or over which control or direction is exercised at September 30, 1999. The issued and outstanding Common Shares of the Company at September 30, 1999 were 11,542,447.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS TO COMPANY OF DIRECTORS, EXECUTIVE OFFICERS AND SENIOR OFFICERS

As at the end of the most recently completed fiscal year, there were two amounts owing to the Company by Directors. Mr. William Cronin (Director of SmarTire USA Inc.) was indebted to the Company in the amount of $25,619. This amount was repaid subsequent to year-end. Mr. John Bolegoh is indebted to the Company in the amount of

$87,454. The debt is secured by 16,818 shares of common stock of the Company. The debt is non-interest bearing and has no fixed terms of repayment.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1.   Consolidated Financial Statements. See "Index" on Page F-1

              Auditor's Report, dated September 22, 1999;

              Consolidated Balance Sheets at July 31, 1999 and July 31, 1998;

              Consolidated Statements of Loss and Deficit for the Years Ended July 31, 1999 and July 31, 1998;

              Consolidated Statements of Cash Flows for the Years Ended July 31, 1999 and July 31, 1998;

              Notes to Consolidated Financial Statements.

         2. Financial Statements schedules (All schedules have been omitted because they are not applicable, not required, were filed subsequent to the filing of the Form 10-KSB or because the information required to be set forth therein included in the Consolidated Financial Statements or in notes thereto)

         3.   Exhibits. See "Exhibit Index"

 (b)     Reports on form 8-K. None

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                           SMARTIRE SYSTEMS INC.
Date: October 29, 1999
                                    By: /s/ ROBERT V. RUDMAN
                                        ----------------------------------
                                           Robert V. Rudman, CA
                                           Chairman and Chief
                                           Executive Officer



         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON OCTOBER 29, 1999:

NAME                                    TITLES
----                                    ------
/s/ ROBERT V. RUDMAN                    Chairman and Chief Executive Officer
-----------------------------------     (Principal Executive Officer)
Robert V. Rudman

/s/ Mark Desmarais                      Director, President and Chief
-----------------------------------     Operating Officer
Mark Desmarais


/s/ JOHN I. BOLEGOH                     Director, and Vice President,
-----------------------------------     Operations
John I. Bolegoh


/s/ KEVIN A. CARLSON                    Director, Chief Financial Officer
-----------------------------------     and Corporate Secretary
Kevin A. Carlson                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                    SMARTIRE SYSTEMS INC.

                    Consolidated Financial Statements

                    Years ended July 31, 1999 and 1998


                    INDEX

                    AUDITORS' REPORT

                    FINANCIAL STATEMENTS

                    Consolidated Balance Sheets

                    Consolidated Statements of Loss and Deficit

                    Consolidated Statements of Cash Flow

                    Notes to Consolidated Financial Statements

STATEMENT OF MANAGEMENT RESPONSIBILITY

The management of SmarTire Systems Inc. is responsible for the preparation of the accompanying consolidated financial statements and the preparation and presentation of all information in the Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada and are considered by management to present fairly the financial position and operating results of the Company.

The Company maintains various systems of internal control to provide reasonable assurance that transactions are appropriately authorized and recorded, that assets are safeguarded, and that financial records are properly maintained to provide accurate and reliable financial statements.

The Company's audit committee is composed of two non-management directors and the Chief Executive Officer of the Company and is appointed by the Board of Directors annually. The committee meets periodically with the Company's management and independent auditors to review financial reporting matters and internal controls and to review the consolidated financial statements and the independent auditors' report. The audit committee reported its findings to the Board of Directors who have approved the consolidated financial statements.

The Company's independent auditors, KPMG LLP, have examined the consolidated financial statements and their report follows.


Robert V. Rudman                       Kevin A. Carlson
Chief Executive Officer                Chief Financial Officer

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of SmarTire Systems Inc. as at July 31, 1999 and 1998 and the consolidated statements of loss and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles. As required by the Company Act of the Province of British Columbia, we report that, in our opinion, these principles have been applied, after giving retroactive effect to the change in presentation of its statements of cash flows as described in Note 3 to the consolidated financial statements, on a consistent basis.

Significant measurement differences between Canadian and United States accounting principles as they effect these consolidated financial statements are explained and quantified in Note 15.

KPMG LLP

Chartered Accountants


Richmond, Canada
September 22, 1999

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in Canadian Dollars)

July 31, 1999 and 1998

-----------------------------------------------------------------------------------------
                                                                1999                 1998
-----------------------------------------------------------------------------------------
ASSETS

Current assets
     Cash and cash equivalents                          $    422,982         $  8,718,258
     Short-term investments                                2,062,013                    -
     Receivables                                           1,104,456              802,193
     Inventory (note 4)                                      225,514            1,684,686
     Prepaid expenses                                        128,988              106,957
     Supplier prepayments (note 5)                                 -            1,466,791
-----------------------------------------------------------------------------------------
                                                           3,943,953           12,778,885
Capital assets (note 6)                                      523,481              614,612
Other assets (note 7)                                              -              792,612
-----------------------------------------------------------------------------------------
                                                        $  4,467,434         $ 14,186,109
=========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued liabilities           $  1,892,503         $    801,832

Shareholders' equity
     Share capital (note 9)                               38,640,478           30,669,253
     Equity component of warrants (note 9)                 2,420,677            4,015,000
     Deficit                                             (38,486,224)         (21,299,976)
-----------------------------------------------------------------------------------------
                                                           2,574,931           13,384,277

Operations (note 1)
Commitments and contingencies (note 13)
Uncertainty due to the Year 2000 Issue (note 17)
Proposed transaction (note 18)
-----------------------------------------------------------------------------------------
                                                        $  4,467,434         $ 14,186,109
=========================================================================================


See accompanying notes to consolidated financial statements.

On behalf of the Board


/s/ ROBERT RUDMAN Director    /s/ BERNARD PINSKY Director
-----------------             ------------------

SMARTIRE SYSTEMS INC.
Consolidated Statements of Loss and Deficit
(Expressed in Canadian Dollars)

Years ended July 31, 1999 and 1998

-------------------------------------------------------------------------------
                                                      1999                 1998
-------------------------------------------------------------------------------
Revenue                                       $  2,677,935         $  2,057,251

Cost of goods sold                               2,184,048            1,636,262
-------------------------------------------------------------------------------
                                                   493,887              420,989

Expenses and other
     Marketing                                   4,279,228            1,614,321
     General and administrative                  4,171,275            2,674,568
     Research and development (note 8)           8,739,092            1,477,129
     Interest expense                                    -            1,029,632
     Depreciation and amortization                 607,559              852,998
     Foreign exchange loss (gain)                  158,757             (403,022)
     Interest income                              (275,776)            (131,872)
-------------------------------------------------------------------------------
                                                17,680,135            7,113,754
-------------------------------------------------------------------------------

Net loss                                        17,186,248            6,692,765

Deficit, beginning of year                      21,299,976           14,607,211
-------------------------------------------------------------------------------

Deficit, end of year                          $ 38,486,224         $ 21,299,976
===============================================================================

Loss per share                                $       1.69         $       1.12
===============================================================================


See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)

Years ended July 31, 1999 and 1998

-----------------------------------------------------------------------------------------------------
                                                                            1999                 1998
-----------------------------------------------------------------------------------------------------
                                                                                           (Restated-
                                                                                               note 3)
CASH PROVIDED BY (USED IN)

Operating activities
     Net loss                                                       $(17,186,248)        $ (6,692,765)
     Items not affecting cash
         Depreciation and amortization                                   607,559              852,998
         Remuneration in shares (note 11)                                311,777                    -
         Provision for special charges                                 7,280,299                    -
     Changes in non-cash working capital
         Receivables                                                    (377,263)            (692,952)
         Inventory                                                    (5,156,467)            (985,067)
         Prepaid expenses                                                (22,031)             (60,375)
         Supplier prepayments                                          1,466,791           (1,466,791)
         Accounts payable and accrued liabilities                      1,090,671           (1,226,071)
-----------------------------------------------------------------------------------------------------

     Net cash used in operating activities                           (11,984,912)         (10,271,023)
-----------------------------------------------------------------------------------------------------

Investing activities
     Purchase of capital assets                                         (305,726)            (399,605)
     Purchase of other assets                                             (7,750)            (294,000)
     Purchase of short-term investments                               (2,062,013)                   -
-----------------------------------------------------------------------------------------------------

     Net cash used in investing activities                            (2,375,489)            (693,605)
-----------------------------------------------------------------------------------------------------


Financing activities
     Issuance of common shares                                         6,065,125           18,428,333
     Issuance of convertible debentures                                        -            2,162,652
     Repayment of long-term debt                                               -             (977,860)
-----------------------------------------------------------------------------------------------------

     Net cash provided by financing activities                         6,065,125           19,613,125
-----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                  (8,295,276)           8,648,497

Cash and cash equivalents, beginning of year                           8,718,258               69,761
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                              $    422,982         $  8,718,258
-----------------------------------------------------------------------------------------------------

Supplementary information
     Interest paid                                                  $     11,101         $    735,045
     Income taxes paid                                                         -                    -
Non-cash investing activities
     Write-down of other assets                                          383,542                    -
     Write-down of capital assets                                        206,118                    -
Non-cash financing activities
     Conversion of warrants into common shares                         1,594,323                    -
     Conversion of convertible debentures into common shares                   -            4,548,660
     Remuneration in shares                                              311,777                    -
=====================================================================================================


See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

Years ended July 31, 1999 and 1998

--------------------------------------------------------------------------------


1.   OPERATIONS

     The Company and its subsidiaries develop and market products incorporating wireless data transmission and processing technologies, primarily for the automotive markets. The Company's primary product is a wireless tire monitoring system which it currently markets for use on passenger vehicles and other pneumatic tire applications. All sales of its product are made in this industry segment.

     The Company is continuing to develop its products and markets, accordingly, during the year ended July 31, 1999 it incurred a loss of $17,186,248
     (1998 - $6,692,765) and used cash from operations of $11,984,912
     (1998 - $10,271,023). Operations to-date have been primarily financed by debt and equity placements and as described in note 18, subsequent to July 31, 1999, the Company is continuing with its program to finance its operations from these sources. The consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


2.   SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of presentation

         These financial statements include the accounts of the Company and its wholly-owned subsidiaries, SmarTire USA Inc., SmarTire (Europe) Ltd., and SmarTire Technologies Inc. All intercompany balances and transactions have been eliminated.

         The audited consolidated financial statements have been prepared in Canadian dollars in accordance with generally accepted accounting principles in Canada and generally conform with those established in the United States, except as explained in note 15.

     (b) Research and development costs

         Research costs are expensed as incurred. Development costs are charged to expense as incurred unless the Company believes the development project meets stringent criteria for deferral and amortization. Development expenses include the write-down of current product inventory and related production equipment and deferred development costs to their net realizable value based upon their forecasted sales levels. No development costs have been deferred at July 31, 1999.

     (c) Cash and cash equivalents

         Cash and cash equivalents includes investments in short-term investment with an initial term of 90 days or less.

     (d) Short-term investments

         Short-term investments, all of which are categorized as available for sale are carried at lower of cost and quoted market value.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1999 and 1998

--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (e) Inventory

         Inventory is valued at the lower of cost and net realizable value. Cost is determined using the weighted average cost method and includes invoice cost, duties and freight, plus direct labor applied to the product and the applicable share of manufacturing overhead.

     (f) Capital assets

         Capital assets are recorded at cost. Depreciation of computer hardware and software and office and shop equipment is provided for on the declining balance basis at 30% per annum. Leasehold improvements are depreciated over the term of the lease plus one renewal option period.

     (g) Deferred costs

         Patent costs, marketing licenses and customer lists, which are included in other assets and that are expected to provide future benefits with reasonable certainty are deferred and amortized over their useful life or period of benefit.

     (h) Impairment of long-lived assets

         The Company monitors the recoverability of long-lived assets, including capital and intangible assets based on estimates using factors such as future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or be realized on sale. The Company's policy is to write down assets to their net recoverable amount in the period when it is determined that the carrying amount of the asset is not likely to be recovered.

     (i) Revenue recognition

         Revenue from sales is recognized when goods are shipped to customers. Provisions are established for estimated product returns and warranty costs at the time revenue is recognized.

     (j) Loss per share

         Basic loss per share computations are based on the weighted average number of shares outstanding during the year. The stock options and warrants outstanding (note 9(c)) are antidilutive, accordingly, diluted loss per share does not differ from basic loss per share for the years presented herein.

     (k) Foreign currency translation

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1999 and 1998

--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (l) Advertising expenses

         Advertising costs are expensed as incurred.

     (m) Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts to revenues and expenses during the reporting period. Significant areas requiring the use of estimates include estimating the net realizable value of inventory, the net recoverable amount of long-lived assets and the estimation of certain accounts payable and accrued liabilities. Actual results may differ from those estimates.

3.   CHANGE IN ACCOUNTING POLICY

     The Company adopted CICA Handbook Section 1540, Cash Flow Statements, for the year ended July 31, 1999. The provisions were applied retroactively with restatement of prior period financial statements. Under Section 1540, non-cash investing and financing activities are excluded from the statement of cash flows and are disclosed as summary information to the Statement of Cash Flows.

4.   INVENTORY

--------------------------------------------------------------------------------
                                                      1999                  1998
--------------------------------------------------------------------------------
Raw materials and parts                         $        -            $  794,508
Work in progress                                         -               219,946
Finished goods                                     225,514               670,232
--------------------------------------------------------------------------------

                                                $  225,514            $1,684,686
================================================================================

     During the year, the Company wrote-down its inventory by approximately $6,690,639 to reflect its lower of cost and net realizable value as discussed in note 8.

5.   SUPPLIER PREPAYMENTS

     Supplier prepayments represent advances made to a supplier to cover estimated future raw material and assembly costs of tire monitoring systems to meet anticipated future Company sales levels.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1998 and 1997

--------------------------------------------------------------------------------

6.   CAPITAL ASSETS

-----------------------------------------------------------------------------------------
                                                                     1999            1998
                                              Accumulated        Net Book        Net Book
                                     Cost    Depreciation           Value           Value
-----------------------------------------------------------------------------------------
Computers and software           $419,786        $214,531        $205,255        $120,184
Office and shop equipment         380,392         166,175         214,217         394,610
Leasehold improvements            130,089          26,080         104,009          99,818
-----------------------------------------------------------------------------------------
                                 $930,267        $406,786        $523,481        $614,612
=========================================================================================

During the year the Company recognized an impairment loss of $206,118 relating to its production equipment as discussed in note 8.


7.   OTHER ASSETS

     ---------------------------------------------------------------------------------------------
                                                                            1999              1998
                                                   Accumulated          Net Book          Net Book
                                        Cost      Depreciation             Value             Value
     ---------------------------------------------------------------------------------------------
     Patents                      $  409,249        $  409,249                $-        $  165,124
     Deferred development costs      406,626           406,626                 -            71,946
     Contractual rights                    1                 1                 -                 1
     Customer lists                  675,000           675,000                 -           298,875
     Marketing license               280,000           280,000                 -           256,666
     ---------------------------------------------------------------------------------------------

                                  $1,770,876        $1,770,876                $-        $  792,612
     =============================================================================================

     On May 1, 1998, the Company purchased the worldwide marketing, distribution and sale license for an existing tire monitoring device from Advantage Enterprises, Inc. for cash consideration of US $200,000 (Cdn $280,000).

     During the year the Company wrote down $383,542 of other assets to their estimated net recoverable amount as discussed in note 8.

8.   SPECIAL CHARGES - WRITE-DOWN OF INVENTORY AND IMPAIRMENT OF LONG-LIVED
     ASSETS

     Based on the Company's assessment of the future business prospects and sales for its current tire pressure monitoring products, the forecasted sales levels and the introduction of the Company's next generation of tire pressure monitoring products did not support the carrying value of certain assets, including inventories (including purchase commitments), production equipment and deferred development costs associated with the current generation of tire pressure monitoring systems. As a result, the company recorded special charges of $7,280,299 (1998 - Nil) during the third quarter primarily to reduce the recorded value of these assets to their estimated net realizable values.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1999 and 1998

--------------------------------------------------------------------------------

9.   SHARE CAPITAL

     (a) Authorized

         (i)   Common shares 199,818,749 (1998 - 200,000,000) without par value

         (ii) Preferred shares 20,000 (1998 - 20,000) with par value of $1,000 per share

     (b) The subscribed and issued share capital of the Company is as follows:

     -------------------------------------------------------------------------------------------------
                                                                            Common
                                                                            Shares              Amount
     -------------------------------------------------------------------------------------------------
     Balance at July 31, 1997                                            3,600,898         $11,707,260

     Issued during the year ended July 31, 1998
         Cash (net of issuance costs of $855,000) (note 9(b)(ii))        3,075,000           8,994,500
         Exercise of stock options                                         550,700           1,886,536
         Exercise of warrants                                              876,785           3,746,571
         Conversion of convertible debenture                             1,303,399           4,334,386
     -------------------------------------------------------------------------------------------------

     Balance at July 31, 1998                                            9,406,782          30,669,253

     Issued during the year ended July 31, 1999
         Exercise of stock options                                          18,500              56,380
         Exercise of warrants (net of issuance costs of $539,348)        1,688,416           6,008,744
         Remuneration in shares (note 10)                                  110,000             311,777
         Escrow shares cancelled during the year                          (181,251)                  -
         Conversion from equity component of warrants (note 9(b)(i))             -           1,594,323
     -------------------------------------------------------------------------------------------------

     Balance at July 31, 1999                                           11,042,447         $38,640,477
     =================================================================================================

     (i) The Company effected a reverse stock split of 1 for 8 effective December 24, 1997. At that time, all outstanding common shares, convertible securities, common share purchase warrants, and common share purchase options were proportionately adjusted to reflect the consolidation. All references to share capital within the financial statements are on a post-consolidated basis.

     (ii)On April 20, 1998, the Company completed a private placement with TRW Inc. of 900,000 units at a price of US $4.00 per unit for a total purchase price of US $3,600,000 (Cdn $5,165,000), each unit consisting of a share of common stock and one non-transferable share purchase warrant to purchase an additional share for a period of two years at a price of US $4.00 per share during the first year and US $4.60 per share during the second year. On March 24, 1998, the Company completed a private placement of 2,175,000 units for gross proceeds of $8,700,000. Each unit consisted of one share of common stock and one non-transferable share purchase warrant to purchase an additional share for a period of two years at an exercise price of $4.00 per share during the first year and $4.80 during the second year.

     (iii) During 1999, the Company cancelled 181,251 common shares originally in escrow, reducing the authorized capital from 200,000,000 common shares without par value to 199,818,749 common shares without par value. These shares are considered to be a separate sub-classification of shares by virtue of their significant conditions and nominal value paid out at the time of issuance therefore, no dollar value has been attributed thereto at the time of their cancellation.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1999 and 1998

--------------------------------------------------------------------------------


9.   SHARE CAPITAL, CONTINUED

     (b) The subscribed and issued share capital of the Company is as follows, continued:

     (iv) A value has been assigned to the above share purchase warrants issued totalling $4,015,000 and has been recorded as a separate component of shareholders' equity. During 1999, share purchase warrants were exercised which reduced the equity component of warrants by $1,594,323 to $2,420,677.

     (c)  Stock options and warrants

     The Company periodically grants fixed stock options to its employees and directors.

     A summary of fixed stock option transactions and balances during the two years ended July 31, 1999 is as follows:

     ----------------------------------------------------------------------------------------
                                                   1999                       1998
                                           ----------------------     -----------------------
                                                         Weighted                    Weighted
                                                          average                     average
                                                         exercise                    exercise
                                           Shares           price     Shares            price
     ----------------------------------------------------------------------------------------
     Outstanding, beginning of year       555,175        $   4.27     349,375        $   3.01
         Options granted                  297,500            6.37     806,500            4.23
         Options exercised                 18,500            3.05     550,700            3.43
         Options cancelled                163,750            4.29      50,000            4.06
     ----------------------------------------------------------------------------------------

     Outstanding, end of year             670,425        $   5.24     555,175        $   4.27
     ========================================================================================
     Options exercisable at end of year   482,425        $   4.81     555,175        $   4.27
     ========================================================================================


     Stock options outstanding as at July 31, 1999 have a weighted average remaining life of 3.98 years (1998 - 4.4 years).

     As at July 31, 1999, warrants were outstanding for 1,963,265 (1998 - 3,651,678) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $3.60 to $16.00 (1998 - $2.80 to $12.00) per share that expire on various dates until June 11, 2000.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1999 and 1998

--------------------------------------------------------------------------------


10.  FINANCIAL INSTRUMENTS

     (a) Fair value disclosure

         The carrying values of cash and cash equivalents, receivables accounts payable and accrued liabilities approximate their fair values due to the short-term maturity of these instruments.

     (b) Credit risk

         The majority of the Company's activities are concentrated in the automotive industry and a few major customers (note 14). To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses.

     (c) Foreign currency risk

         The Company operates internationally which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations.

     (d) Convertible debt instruments and warrants

         The Company records the liability component of a compound financial instrument (determined to be the net present value of the principal and interest payments) and the equity component separately on the balance sheet. Interest is recorded at the estimated market interest rate, determined at issuance date, for instruments of comparable credit status but without the conversion option. The debt component is accreted to its face value at maturity over the term of the debt through a charge to interest expense.

         The Company records the estimated warrant value at the date of issuance as a separate component of shareholders' equity. As the warrants are exercised, the value is reclassified to issued share capital.

11.  RELATED PARTY TRANSACTIONS

     Included in receivables are amounts due from directors and shareholders of the Company totaling $ 113,317 as at July 31, 1999 (1998 - $Nil). 16,818 common shares of the Company secure $87,454 of this balance. The remaining unsecured balance of $25,619 was repaid subsequent to year-end.

     During the year ended July 31, 1999, the Company issued 19,318 (1998 - 749,849) common shares in the amount of $99,454 (1998 - $1,419,416) to senior officers, directors and/or their immediate families and companies controlled by senior officers, directors and/or their immediate families upon the exercise of stock options and share subscriptions and 110,000 (1998 - Nil) common shares valued at $311,000 (1998 - $Nil) as remuneration.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1999 and 1998

--------------------------------------------------------------------------------

11.  RELATED PARTY TRANSACTIONS, CONTINUED

     On April 20, 1998, TRW Inc. ("TRW") subscribed for an equity interest in the Company (note 9(b)(ii)). Simultaneous to the subscription agreement, the Company and TRW entered into licensing, technical cooperation and supply agreements. Under the agreements, TRW was granted a worldwide exclusive license to market and distribute tire sensing products in the original equipment manufacturer market. The parties cooperate in the development of new tire pressure sensing technology and the Company was to purchase its components from TRW under certain conditions. No sales or purchases under these agreements occurred in fiscal year 1998 or 1999.

12.  INCOME TAXES

     For Canadian tax purposes, the Company has approximately $24,200,000 of non-capital losses for income tax purposes available at July 31, 1999 to reduce taxable income of future years. These losses will expire as follows:

     2000                                                            $ 1,100,000
     2001                                                              1,000,000
     2002                                                              1,700,000
     2003                                                              2,800,000
     2004                                                              3,600,000
     2005                                                              4,200,000
     2006                                                              9,800,000
     ---------------------------------------------------------------------------
                                                                     $24,200,000
     ===========================================================================

     Additionally, for Canadian tax purposes, the Company has scientific research and development expenditures of $1,400,000 available to reduce future taxable income.

     For United States tax purposes, the Company has approximately $5,000,000 of non-capital losses for income tax purposes available at July 31, 1999 to reduce taxable income of future years. These losses will expire as follows:

     2012                                                            $   200,000
     2013                                                              1,400,000
     2019                                                              3,400,000
     ---------------------------------------------------------------------------
                                                                     $ 5,000,000
     ===========================================================================

     For United Kingdom tax purposes, the Company has approximately $3,400,000 of non-capital losses for income tax purposes available at July 31, 1999 to reduce taxable income of future years. These losses may be carried forward indefinitely.

     The potential income tax benefits relating to these losses and tax balances have not been recognized in the accounts at July 31, 1999.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1999 and 1998

--------------------------------------------------------------------------------


13.  COMMITMENTS AND CONTINGENCIES

     (a) The Company is committed to the following payments under operating leases, and service agreements for premises and certain equipment:


     ---------------------------------------------------------------------------
     2000                                                             $  261,000
     2001                                                             $  239,000
     2002                                                             $   77,000
     2003                                                             $    1,000
     ===========================================================================

     (b) Cash and short-term investments are used to secure a letter of credit and credit card advances in the amount of $ 1,210,255 (1998 - $25,135). During August 1999 the letter of credit in the amount of $1,130,250 was cancelled.


14. SEGMENTED INFORMATION

     Substantially all revenue is derived from sales to North American and European customers. Geographic information is as follows:

     ---------------------------------------------------------------------------
                                                                    Revenue from
                                                              external customers
                                                    1999                    1998
     ---------------------------------------------------------------------------
     North America                            $1,488,509              $2,057,251
     Europe                                    1,189,426                       -
     ---------------------------------------------------------------------------
                                              $2,677,935              $2,057,251
     ===========================================================================

     Major customers, representing 10% or more of total sales, include:


     ---------------------------------------------------------------------------
                                                   1999                     1998
     ---------------------------------------------------------------------------
     Customer A                              $1,050,000               $  593,000
     Customer B                                 440,000                  531,000
     Customer C                                 388,000                  177,000
     Customer D                                 148,000                  324,000
     ===========================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1999 and 1998

--------------------------------------------------------------------------------


15.  UNITED STATES ACCOUNTING PRINCIPLES

     The Company's financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). A reconciliation of financial statement amounts from Canadian generally accepted accounting principles to United States generally accepted accounting principles is as follows:

     (a) Loss and deficit

    ------------------------------------------------------------------------------------
                                                                   1999             1998
    ------------------------------------------------------------------------------------
                                                                 (thousands of dollars)
     Net loss in accordance with Canadian GAAP                 $(17,186)        $ (6,693)
     Effects of differences in accounting for:
         Research and development costs (b)                          97              151
         Interest expense on convertible debt (c)                     -             (557)
    ------------------------------------------------------------------------------------

     Net loss in accordance with United States GAAP             (17,089)          (7,099)
     Beginning deficit in accordance with United States GAAP    (22,013)         (14,914)
    ------------------------------------------------------------------------------------

     Ending deficit in accordance with United States GAAP      $(39,102)        $(22,013)
     ===================================================================================

     (b) Research and development costs

         United States generally accepted accounting principles require that all development costs be charged to expense when incurred. Applying United States generally accepted accounting principles, other assets would be reduced by approximately $Nil and $72,000 as at July 31, 1999 and 1998, respectively.

     (c) Convertible debt and issuance of units

         Under Canadian GAAP, a value is assigned to the conversion feature of debt convertible to equity. Under United States GAAP, a value is assigned to the conversion feature of debt convertible to equity if the conversion rate is less than the market price of the common stock at the date of issuance. Applying United States GAAP shareholders' equity would decrease by $Nil (1998 - $616,000) as at July 31, 1999 and interest expense would increase by approximately $Nil (1998 - $557,000).

         During fiscal year 1998, the Company completed private placements of units (note 9 (b)(ii)), each unit consisting of one share of common stock and one share purchase warrant. Under Canadian GAAP, the warrants were assigned a value of $4,015,000 on issuance which was included as a separate component of shareholders' equity. Under United States GAAP, this value at July 31, 1999 of $2,420,677 (1998 - $4,015,000) would be included in issued share capital.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, Continued
(Expressed in Canadian Dollars)

Years ended July 31, 1999 and 1998

--------------------------------------------------------------------------------


15.  UNITED STATES ACCOUNTING PRINCIPLES, CONTINUED

     (d) Loss per share

         The weighted average number of shares and loss per share under United States GAAP are as follows:

         -----------------------------------------------------------------------
                                                             1999           1998
         -----------------------------------------------------------------------
         Weighted average number of shares             10,192,024      5,815,970
         Basic loss per share                         $     (1.68)    $    (1.22)
         =======================================================================

         Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128") Earnings per Share for United States GAAP purposes, on a retroactive basis. Under FAS 128, basic loss per common share, similar to Canadian GAAP, is based on the weighted average number of common shares outstanding during the year. Contingently returnable shares held in escrow (1999 - Nil; 1998 - 181,251) have been excluded from the calculation of weighted average number of shares under United States GAAP. Under Canadian GAAP, contingently returnable shares held in escrow are included in the calculation of weighted average number of shares.

16.  COMPARATIVE FIGURES

     Certain comparative figures have been reclassified to conform with the financial statement presentation adopted for the current year.

17.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

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

18.  PROPOSED TRANSACTION

     On September 28, 1999, the Company announced that it is arranging a private placement for up to US $6 million through the issuance of up to 3 million common shares at a minimum price of US $2 per share. A commission will be payable on cash proceeds received by the Company. Net proceeds from the private placement will be used to fund the development and market launch of the Company's new products and for working capital.

Index to Exhibits


      3.1         Certified of Incorporation of TTC/Truck Tech Corp. dated
                  September 8, 1987 (1)

      3.2         Memorandum and Articles of TTC/Truck Tech Corp. (1)

      3.3         Memorandum of TTC/Truck Tech Corp. dated September 2, 1987 (1)

      3.4         Altered Memorandum of TTC/Truck Tech Corp. dated October 25, 1991 (1)

      3.5         Certificate of Change of Name from TTC/Truck Tech Corp. to
                  UniComm Signal Inc. dated April 13, 1994 (1)

      3.6         Certificate of Change of Name from UniComm Signal Inc. to
                  SmarTire Systems Inc. dated December 24, 1997 (1)

      3.7         Special Resolution and Altered memorandum of UniComm Signal
                  Inc. dated October 28, 1994 (1)

      3.8         Special Resolution and Altered memorandum of UniComm Signal
                  Inc. dated January 17, 1997 (1)

      3.9         Special Resolution and Altered memorandum of SmarTire Systems
                  Inc. dated November 17, 1995 (1)

      3.10        Special Resolution and Altered memorandum of SmarTire Systems
                  Inc. dated January 16, 1998 (1)

      10.1        Management Agreement between SmarTire Systems Inc. and Robert
                  Rudman (the President of the Company) dated as of February 1,
                  1998 (1)

      10.2        Management Agreement between SmarTire Systems Inc. and Joseph
                  Merback dated as of February 1, 1998 (1)

      10.3        Supply Agreement dated April 20, 1998 between the Company and
                  TRW Inc. (1) (2)

      10.4        Technical Cooperation Agreement dated as of April 20, 1998 between the Company and TRW Inc. (1) (2)

      10.5 License Agreement dated as April 20, 1998 between the Company and TRW Inc. (1) (2)

      10.6        Product Licensing Agreement dated May 5, 1998 between the
                  Company and Advantage Enterprises Inc. (2) (3)

      10.7        Distribution Agreement dated March 28, 1995 between the
                  Company and the Haulpak Division of Komatsu Dresser Company.
                  (1)

      10.8 Letter Agreement dated December 4, 1996 between the Company and Pi Research Limited. (1)

      10.9        ASIS Development 1 Purchase Contract between SensoNor asa, TRW
                  Inc. and SmarTire Systems Inc. dated as of September 1,
                  1998.(4)

      10.10       Management Agreement between SmarTire USA Inc. and Mark
                  Desmarais and SmarTire Systems Inc. dated as of June 1, 1999.

      10.11 Release and Settlement Agreement between SmarTire Systems Inc and Joseph Merback dated as of June 4, 1999.

      11.1        Computation of Earnings Per Share

         (1) Incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on August 18, 1998.

         (2) Portions of the Exhibit have been omitted pursuant to an order granting confidential treatment under the Securities Exchange Act of 1934.

         (3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended April 30, 1998.

         (4) Portions of Exhibit have been omitted in connection with a request for confidential treatment under the Securities Exchange Act of 1934.