Form 10QSB
period 1999-10-31
SMARTIRE SYSTEMS INC
filed 1999-12-15
CIK 1057293

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1999.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _______ to ________

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

As of November 30, 1999, the Company had 12,547,447 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes      No  X
   -----   -----

                              SMARTIRE SYSTEMS INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS (UNAUDITED) -
                           OCTOBER 31, 1999 AND JULY 31, 1999

                           CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                           (UNAUDITED) - THREE MONTHS ENDED OCTOBER 31, 1999 AND OCTOBER 31, 1998.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - THREE MONTHS ENDED OCTOBER 31, 1999 AND OCTOBER 31, 1998.

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                           OF OPERATION.

PART II. OTHER INFORMATION

         ITEM 2.           CHANGES IN SECURITIES

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire (Europe) Limited and SmarTire Technologies Inc. (the "Company" or "SmarTire") as of October 31, 1999 and for the three month periods ended October 31, 1999 and October 31, 1998 are attached hereto.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in Canadian Dollars)

(Unaudited)

--------------------------------------------------------------------------------
                                                     October 31,     July 31,
                                                        1999           1999
--------------------------------------------------------------------------------
Assets

Current assets
     Cash and cash equivalents                     $  4,054,773    $    422,982
     Short-term investments                                  --       2,062,013
     Receivables                                        295,542       1,104,456
     Inventory                                          148,901         225,514
     Prepaid expenses                                   450,079         128,988
--------------------------------------------------------------------------------
                                                      4,949,295       3,943,953
Capital assets                                          669,870         523,481
--------------------------------------------------------------------------------
                                                   $  5,619,165    $  4,467,434
================================================================================


Liabilities and Shareholders' Equity

Current liabilities
     Accounts payable and accrued liabilities      $    934,684    $  1,892,503


Shareholders' equity
     Share capital                                   42,744,555      38,640,478
     Equity component of warrants                     2,420,677       2,420,677
     Deficit                                        (40,480,751)    (38,486,224)
--------------------------------------------------------------------------------
                                                      4,684,481       2,574,931
--------------------------------------------------------------------------------
                                                   $  5,619,165    $  4,467,434
================================================================================




On behalf of the Board


/s/ Robert V. Rudman  Director               /s/ Kevin A. Carlson   Director
--------------------                         --------------------

SMARTIRE SYSTEMS INC.
Consolidated Statements of Loss and Deficit
(Expressed in Canadian Dollars)

(Unaudited)

Three Months ended October 31

--------------------------------------------------------------------------------
                                                      1999             1998
--------------------------------------------------------------------------------
Revenue                                           $    294,926     $    693,386

Cost of goods sold                                     166,797          589,237
--------------------------------------------------------------------------------
                                                       128,129          104,149
--------------------------------------------------------------------------------
Expenses and other
     Marketing                                         695,056          701,136
     General and administrative                        992,162          940,033
     Engineering, research and development             399,540          274,388
     Depreciation and amortization                      42,550          204,081
     Foreign exchange loss (gain)                       16,226          (99,723)
     Interest Income                                   (22,878)        (105,919)
--------------------------------------------------------------------------------
                                                     2,122,656        1,913,996
--------------------------------------------------------------------------------
Net loss                                             1,994,527        1,809,847

Deficit, beginning of period                        38,486,224       21,299,976
--------------------------------------------------------------------------------

Deficit, end of period                            $ 40,480,751     $ 23,109,823
--------------------------------------------------------------------------------

Loss per share                                    $       0.18     $       0.19
================================================================================

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)

(Unaudited)

Three Months ended October 31

--------------------------------------------------------------------------------
                                                         1999          1998
--------------------------------------------------------------------------------
Cash flows from operating activities
     Net loss                                        $(1,994,527)   $(1,809,847)
     Items not affecting cash
     Changes in non-cash working capital
         Depreciation and amortization                    42,550        204,081
         Receivables                                     808,914        213,303
         Inventory                                        76,613       (466,714)
         Prepaid expenses                               (321,091)      (160,932)
         Supplier prepayments                                 --         47,608
         Accounts payable and accrued liabilities       (957,819)      (241,256)
--------------------------------------------------------------------------------
                                                      (2,345,360)    (2,213,757)
--------------------------------------------------------------------------------
Cash flows from financing activities
     Redemption of short-term investments              2,062,013             --
     Share capital issued                              4,104,077        454,928
--------------------------------------------------------------------------------
                                                       6,166,090        454,928
--------------------------------------------------------------------------------
Cash flows from investing activities
     Capital assets                                     (188,939)       (94,816)
--------------------------------------------------------------------------------
                                                        (188,939)       (94,816)
--------------------------------------------------------------------------------
Net increase (decrease) in cash                        3,631,791     (1,853,645)

Cash, beginning of period                                422,982      8,718,258
--------------------------------------------------------------------------------
Cash, end of period                                  $ 4,054,773    $ 6,864,613
================================================================================

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

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the three months ended October 31, 1999 and 1998 should be read in conjunction with the consolidated financial statements of the Company.

The Company's consolidated financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP), the application of which, in the case of the Company, conforms in all material respects for the periods presented with United States GAAP.

Herein all references to "$" and "CDN$" refer to Canadian Dollars, and all references to "US$" refer to United States Dollars.

In this Report, unless otherwise specified, all dollar amounts are expressed in Canadian Dollars. The Government of Canada permits a floating exchange rate to determine the value of the Canadian Dollar against the U.S. Dollar.

Set forth below is the rate of exchange for the Canadian Dollar at the end of the most recent fiscal year ended July 31, 1999 and the three months ended October 31, 1999 and 1998, average rates for the periods, and the range of high and low rates for the periods. For purposes of this table, the rate of exchange means the noon buying rate in New York City for the cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of

New York. The table below sets forth the number of Canadian Dollars required under that formula to buy one U.S. dollar. The average rate means the average of the exchange rates on the last day of each month during the period.

                                            Average     Close       High       Low
                                            -------     -----       ----       ---
Three Months Ended 10/31/99                   1.48       1.47       1.51       1.46
Three Months Ended 10/31/98                   1.53       1.54       1.58       1.50
Fiscal Year Ended 7/31/99                     1.43       1.51       1.51       1.37

SmarTire is engaged in developing and marketing technically advanced Tire Monitoring Systems (TMS) designed for improved vehicle safety, performance, reliability and fuel efficiency. During the three months ended October 31, 1999, the Company earned revenues from the sale of TMS for passenger cars and motorsport applications.

The Company is focused on developing and marketing technically advanced tire monitoring products in response to an increasing demand from the transportation industry for improved vehicle safety, performance, reliability and fuel efficiency. After developing its proprietary TMS technology for application in the industrial and commercial vehicle markets plus a specialized tire monitoring product for motorsports, the Company turned to developing its technology for use by the automotive industry to address the escalating demand for passenger car TMS. In support of the tire industry's introduction of the innovative run-flat or extended mobility tire, the Company developed the SmarTire(TM) system and established North American and European sales, marketing and distribution networks. The Company plans to complete the development and launch of its next generation of TMS products, including a new commercial TMS product.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1999 AND OCTOBER 31, 1998

Gross revenue for the three months ended October 31, 1999 was $294,926 compared to $693,386 for the three months ended October 31, 1998. The decrease in revenue for the three months ended October 31, 1999 over the three months ended October 31, 1998 was a result of the following:

Sales of aftermarket passenger car systems decreased to $199,781 for the three months ended October 31, 1999 compared to $552,965 sales for the three months ended October 31, 1998. The 1998 revenues reflect initial sales into the European market after establishing the Company's European subsidiary. Revenue in 1999 remains below the expectations shared with the Company by tire manufacturers. Sales of OEM passenger car systems decreased to $49,647 for the three months ended October 31, 1999 compared to $115,080 for the three months ended October 31, 1998. Sales of the motorsport TMS product increased to $45,498 for the three months ended October 31, 1999 from $16,030 in the three months ended October 31, 1998. Sales of industrial TMS systems decreased to $nil during the three months ended October 31, 1998 from $9,311 in the comparable period of the previous year.

Gross margin on product sales increased to 43% for the three months ended October 31, 1999 from 15% for the three months ended October 31, 1998. The Company's profit margin on passenger car systems increased in 1999 due to the reduction of the carrying value of inventory in the third quarter of the 1999 fiscal year.

Expenses and other increased to $2,122,656 for the three months ended October 31, 1999 from $1,913,996 for the three months ended October 31, 1998, as increases in general and administrative and engineering, research and development expenses were partially offset by reduced marketing expenses.

Marketing expenses decreased marginally to $695,056 for the three months ended October 31, 1999 from $701,136 for the three months ended October 31, 1998. Increases in wages and public relations costs were more than offset by decreases in advertising, travel and market development costs.

General and administrative expenses increased to $992,162 for the three months ended October 31, 1999 as compared to $940,033 for the three month period ended October 31, 1998. The increase was attributed to increases in investor relations activities and professional fees for legal and other consulting services.

Engineering, research and development expenses were $399,540 for the three months ended October 31, 1999 as compared to $274,388 for the three month period ended October 31, 1998. The increase was attributed to increased expenditures on prototype development including supplies and materials and higher engineering wages, reflecting increased staff for product development activities.

The Company earned interest income of $22,878 for the three months ended October 31, 1999 as compared to $105,919 for the three months ended October 31, 1998. This decrease was due to lower average cash balances being maintained during the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its activities primarily through the issuance and sale of securities. The Company has incurred net losses in each year since inception and, as of October 31, 1999, had an accumulated deficit of $40,480,751. Shareholders' equity was $4,684,481 and the Company's working capital was $4,014,611 at October 31, 1999.

The Company's cash position at October 31, 1999 was $4,054,773 as compared to $422,982 at July 31, 1999. This increase was due to the net of funding of the Company's operating, financing and investing activities described below.

For the three months ended October 31, 1999, the Company raised $6,166,090 from financing activities. The Company received net proceeds of $4,104,077 from the issuance of 1,505,000 shares of common stock through a private placement and $2,062,013 from the redemption of short-term investments. The Company used $188,939 for investing activities during the three months ended October 31, 1999 for the purchase of capital assets. The Company used $2,345,360 for operating activities during the three months ended October 31, 1999. The net loss of $1,994,527 was reduced by non-cash charges of $42,550 for depreciation and amortization and a $393,383 decrease in non-cash working capital.


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


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

The Company issued 1,505,000 shares of common stock at a price of US$2.00 per share, resulting in net proceeds of US$ 2,799,300 after payment of finder's fees. The shares were issued to three institutional investors located in Europe in an unregistered private placement. The offer and sale of these securities was made in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         The following exhibits are filed hereunder:

         11       Statement re: computation of per share earnings

         27       Financial Data Schedule (electronic filing only)


(b) Reports on Form 8-K - Three months ended October 31, 1999:

Form 8-K, filed on October 8, 1999, pursuant to Item 5 attaching press release regarding private placement.

                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             SMARTIRE SYSTEMS INC.
                                             -----------------------------------
                                                    (Registrant)

Date      December 15, 1999                   /s/   ROBERT V. RUDMAN
    ------------------------                 -----------------------------------
                                             Robert V. Rudman
                                             President and
                                             Chief Executive Officer

Date      December 15, 1999                   /s/   KEVIN A. CARLSON
    ------------------------                 -----------------------------------
                                             Kevin A. Carlson
                                             Chief Financial Officer (Principal
                                             Financial Officer)