Form 10QSB
period 2000-01-31
SMARTIRE SYSTEMS INC
filed 2000-03-16
CIK 1057293

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2000.

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


As of February 29, 2000, the Company had 12,582,447 shares of common stock issued and outstanding.

        Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                              SMARTIRE SYSTEMS INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS (UNAUDITED) -
                 JANUARY 31, 2000 AND JULY 31, 1999

                 CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT (UNAUDITED) - THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2000 AND JANUARY 31, 1999.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - SIX MONTHS ENDED JANUARY 31, 2000 AND JANUARY 31, 1999.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                 OF OPERATION.

PART II. OTHER INFORMATION

        ITEM 2.  CHANGES IN SECURITIES

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire (Europe) Limited and SmarTire Technologies Inc. (the "Company" or "SmarTire") as of January 31, 2000 for the three month and six month periods ended January 31, 2000 and January 31, 1999 are attached hereto.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in Canadian Dollars)

(Unaudited)

                                                     January 31,           July 31,
                                                        2000                 1999
-------------------------------------------------------------------------------------

ASSETS

Current assets
    Cash and cash equivalents                       $  1,285,382         $    422,982
    Short-term investments                                  --              2,062,013
    Receivables                                          225,152            1,104,456
    Inventory                                             61,097              225,514
    Prepaid expenses                                     445,033              128,988
    Investment                                           293,825                 --
-------------------------------------------------------------------------------------
                                                       2,310,489            3,943,953

Capital assets                                           795,327              523,481
-------------------------------------------------------------------------------------
                                                    $  3,105,816         $  4,467,434
=====================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities        $  1,164,659         $  1,892,503

Shareholders' equity
    Share capital                                     42,822,680           38,640,478
    Equity component of warrants                       2,420,677            2,420,677
    Deficit                                          (43,302,200)         (38,486,224)
-------------------------------------------------------------------------------------
                                                       1,941,157            2,574,931
-------------------------------------------------------------------------------------
                                                    $  3,105,816         $  4,467,434
=====================================================================================


On behalf of the Board


"ROBERT V. RUDMAN"                           "KEVIN A. CARLSON"

/s/ Robert V. Rudman,  Director              /s/ Kevin A. Carlson,  Director
---------------------                        ---------------------

SMARTIRE SYSTEMS INC.
Consolidated Statements of Loss and Deficit
(Expressed in Canadian Dollars)

(Unaudited)

------------------------------------------------------------------------------------------------------------
                                              Three Months Ended                     Six Months Ended
                                        January 31,        January 31,        January 31,        January 31,
                                           2000               1999               2000               1999
------------------------------------------------------------------------------------------------------------
Revenue                                $    294,227       $    530,595       $    589,153       $  1,223,981

Cost of goods sold                          146,664            417,457            313,461          1,006,694
------------------------------------------------------------------------------------------------------------

                                            147,563            113,138            275,692            217,287
------------------------------------------------------------------------------------------------------------

Expenses and other
    Marketing                               805,476            871,927          1,500,532          1,573,063
    General and administrative            1,233,654          1,099,404          2,225,816          2,039,437
    Engineering, research and
    development                             810,021            397,715          1,209,561            672,103
    Depreciation and amortization            80,414            202,638            122,964            406,719
    Foreign exchange loss (gain)             64,713            284,208             80,939            184,485
    Interest income                         (25,266)           (85,502)           (48,144)          (191,421)
------------------------------------------------------------------------------------------------------------
                                          2,969,012          2,770,390          5,091,668          4,684,386
------------------------------------------------------------------------------------------------------------
Net loss                                  2,821,449          2,657,252          4,815,976          4,467,099

Deficit, beginning of period             40,480,751         23,109,823         38,486,224         21,299,976
------------------------------------------------------------------------------------------------------------

Deficit, end of period                 $ 43,302,200       $ 25,767,075       $ 43,302,200       $ 25,767,075
============================================================================================================
Loss per share                         $       0.22       $       0.28       $       0.42       $       0.47
============================================================================================================

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)

(Unaudited)

-----------------------------------------------------------------------------------
                                                             Six Months Ended
                                                       January 31,      January 31,
                                                         2000              1999
-----------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
    Net loss                                          $(4,815,976)      $(4,467,099)
    Items not affecting cash
        Depreciation and amortization                     122,964           406,719
        Remuneration in shares                             22,680              --
    Changes in non-cash working capital
        Receivables                                       879,304           (27,080)
        Inventory                                         164,417        (1,128,589)
        Prepaid expenses                                 (316,045)          407,415
        Accounts payable and accrued liabilities         (727,844)          167,764
-----------------------------------------------------------------------------------

    Net cash used in operating activities              (4,670,500)       (4,640,870)
-----------------------------------------------------------------------------------

Investing activities
    Purchase of capital assets                           (394,810)         (233,845)
    Purchase of investment                               (238,380)             --
-----------------------------------------------------------------------------------

    Net cash used in investing activities                (633,190)         (233,845)
-----------------------------------------------------------------------------------

Financing activities
    Redemption of short-term investments                2,062,013              --
    Issuance of common shares                           4,104,077           601,475
-----------------------------------------------------------------------------------

    Net cash used in financing activities               6,166,090           601,475
-----------------------------------------------------------------------------------

Net increase (decrease) in cash                           862,400        (4,273,240)

Cash and cash equivalents, beginning of period            422,982         8,718,258
-----------------------------------------------------------------------------------

Cash and cash equivalents, end of period              $ 1,285,382       $ 4,445,018
===================================================================================

Supplementary information

Non-cash investing activities
    Purchase of investment                                 55,445              --

Non-cash financing activities
    Conversion of warrants into common shares                --           1,594,323
    Remuneration in shares                                 22,680              --

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

OVERVIEW

The following discussion of the financial condition, results of operations and cash flows of the Company for the three months and six months ended January 31, 2000 and 1999 should be read in conjunction with the consolidated financial statements of the Company.

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

Set forth below is the rate of exchange for the Canadian Dollar at the end of the most recent fiscal year ended July 31, 1999 and the six months ended January 31, 2000 and 1999, average rates for the periods, and the range of high and low rates for the periods. For purposes of this table, the rate of exchange means the noon buying rate in New York City for the cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The table below sets forth the number of Canadian Dollars required under that formula to buy one U.S. dollar. The average rate means the average of the exchange rates on the last day of each month during the period.

U.S. Dollar/Canadian Dollar

                                 Average     Close        High        Low
                                 -------     -----        ----        ---
Six Months Ended 01/31/00         1.47        1.45        1.48        1.43
Six Months Ended 01/31/99         1.53        1.51        1.58        1.50
Fiscal Year Ended 07/31/99        1.43        1.51        1.58        1.37

SmarTire is engaged in developing and marketing technically advanced Tire Monitoring Systems (TMS) designed for improved vehicle safety, performance, reliability and fuel efficiency. During the six months ended January 31, 2000, the Company earned revenues from the sale of TMS for passenger cars and motorsport applications.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2000 AND JANUARY 31, 1999

Gross revenue for the three months ended January 31, 2000 was $294,227 compared to $530,595 for the three months ended January 31, 1999. The decrease in revenue for the three months ended January 31, 2000 from the three months ended January 31, 1999 was a result of the following:

Sales of aftermarket passenger car systems decreased to $134,900 for the three months ended January 31, 2000 compared to $212,016 for the three months ended January 31, 1999. Sales of OEM passenger car systems decreased to $39,562 for the three months ended January 31, 2000 compared to $172,449 for the three months ended January 31, 1999. Sales of motorsport TMS decreased to $119,765 for the three months ended January 31, 2000 from $134,324 in the three months ended January 31, 1999. Sales of industrial TMS systems decreased to $nil during the three months ended January 31, 2000 from $11,806 in the comparable period of the previous year.

Gross margin on product sales increased to 50% for the three months ended January 31, 2000 from 21% for the three months ended January 31, 1999. The Company's profit margin on passenger car systems increased in 2000 due to the reduction in carrying value of inventory in the third quarter of the 1999 fiscal year.

Expenses and other increased to $2,969,012 for the three months ended January 31, 2000 from $2,770,390 for the three months ended January 31, 1999 as increases in general and administration and engineering, research and development expenses were partially offset by reduced marketing expenses, depreciation and amortization and a smaller foreign exchange loss.

Marketing expenses decreased to $805,476 for the three months ended January 31, 2000 from $871,927 for the three months ended January 31, 1999. Increases in wages and public relations costs were more than offset by decreases in advertising, travel and market development costs.

General and administrative expenses increased to $1,233,654 for the three months ended January 31, 2000 as compared to $1,099,404 for the three month period ended January 31, 1999. The increase was attributed to increases in wages, investor relations activities and professional fees for legal and other consulting services.

Engineering, research and development expenses were $810,021 for the three months ended January 31, 2000 as compared to $397,715 for the three month period ended January 31, 1999. The increase was attributed to increased expenditures on prototype development including supplies and materials and higher engineering wages, reflecting increased staff for product development activities.

Depreciation and amortization expense decreased to $80,414 for the three months ended January 31, 2000 from $202,638 for the same period in the prior year. The reduction reflects the write-down of certain assets in the third quarter of the 1999 fiscal year.

The company earned interest income of $25,266 for the three months ended January 31, 2000 as compared to $85,502 for the three months ended January 31, 1999. This decrease was due to lower average cash balances during the current fiscal year.

SIX MONTHS ENDED JANUARY 31, 2000 AND JANUARY 31, 1999

Gross revenue for the six months ended January 31, 2000 was $589,153 compared to $1,223,981 for the six months ended January 31, 1999. Sales of aftermarket passenger car systems were $334,681 for the six months ended January 31, 2000 compared to $764,981 for the six months ended January 31, 1999. Sales of the OEM passenger car system decreased to $89,209 for the six months ended January 31, 2000 compared to $287,529 for the comparable period of the previous year. Sales of motorsport TMS increased to $165,263 for the six months ended January 31, 2000 from $150,355 in the six months ended January 31, 1999. Sales of industrial TMS decreased to $nil during the six months ended January 31, 2000 from $21,116 in the comparable period of the previous year.

Gross margin increased from 18% for the six months ended January 31, 1999 to 47% for the six months ended January 31, 2000. The Company's profit margin on passenger car systems increased in 2000 due to the reduction in carrying value of inventory in the third quarter of the 1999 fiscal year.

Expenses and other increased to $5,091,668 for the six months ended January 31, 2000 from $4,684,386 for the comparable period of the previous fiscal year, due to higher engineering, research and development and general and administrative expenses.

Marketing expenses decreased from $1,573,063 for the six month period ended January 31, 1999 to $1,500,532 for the comparable period of 2000. Increases in wages and public relations costs were more than offset by decreases in advertising, travel and market development costs.

General and administrative expenses were $2,225,816 for the six months ended January 31, 2000 as compared to $2,039,437 for the six month period ended January 31, 1999. Increases in investor relations activities and professional fees for legal and other consulting services were partially offset by decreases in filing fees and travel costs.

Engineering, research and development expenses increased to $1,209,561 for the six months ended January 31, 2000 from $672,103 for the six months ended January 31, 1999 due to increases in costs for prototype development and engineering wages.

Depreciation and amortization expense decreased to $122,964 for the six months ended January 31, 2000 from $406,719 for the same period in the prior year. The reduction reflects the write-down of certain assets in the third quarter of the 1999 fiscal year.

The Company earned interest income of $48,144 for the six months ended January 31, 2000 as compared to $191,421 for the six months ended January 31, 1999. This decrease was due to lower average cash balances during the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its activities primarily through the issuance and sale of securities. The Company has incurred net losses in each year since inception and, as of January 31, 2000, had an accumulated deficit of $43,302,200. Shareholders' equity was $1,941,157 and the Company's working capital was $1,145,830 at January 31, 2000.

The Company's cash position at January 31, 2000 was $1,285,382 as compared to $422,982 at July 31, 1999. This increase was due to the net of the Company's operating, financing and investing activities described below.

For the six months ended January 31, 2000, the Company raised $6,166,090 from financing activities. The Company received net proceeds of $4,104,077 from the issuance of 1,505,000 shares of common stock through a private placement and $2,062,013 from the redemption of short-term investments. The Company used $633,190 for investing activities during the six months ended January 31, 2000 for the purchase of capital assets and an investment in Transense Technologies plc ("Transense"). The Company used $4,670,500 for operating activities during the six months ended January 31, 2000. The net loss of $4,815,976 was reduced by non-cash charges of $145,644 and a $168 decrease in non-cash working capital.

Subsequent to January 31, 2000 the Company disposed of the common share portion of its investment in Transense for net cash proceeds of $ 1,443,596. The Company will record a gain of $1,149,771 on this disposition. The Company still retains an investment in Transense in the form of 250,000 share purchase warrants.

The Company has not experienced any difficulties as a result of the Year 2000 issue.


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

In December 1999, the Company issued 25,000 shares of common stock at a value of US$1.50 per share to Transense Technologies plc ("Transense") pursuant to a license agreement. Under the agreement, SmarTire purchased 250,000 units of Transense, each comprised of one share and one two-year purchase warrant, for a total purchase price of L150,000 (Pounds Sterling). The purchase price was paid two-thirds in cash and one-third in SmarTire shares. The offer and sale of these Securities was made in reliance on the exemption from registration under
Section 4(2) of the Securities Act of 1933.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS:

        The following exhibits are filed hereunder:

        10.1 Management Agreement between SmarTire USA Inc. and Mark Desmarais and SmarTire Systems Inc. dated as of June 1, 1999 (Revised)

        10.2   Management Agreement between SmarTire Systems Inc. and Shawn
               Lammers dated as of August 1, 1999

        10.3   Management Agreement between SmarTire Systems Inc. and Robert
               Rudman dated as of August 1, 1999

        10.4 Service Agreement between SmarTire Europe Limited and Ian Bateman dated as of December 9, 1999

        10.5 ASIS Development/Purchase Agreement dated as of December 13, 1999 between Sensonor ASA and SmarTire Systems Inc.

        10.6   License Agreement dated September 30, 1999 between Transense
               Technologies plc and SmarTire Systems Inc.

        11     Statement re: computation of per share earnings

        27     Financial Data Schedule (electronic filing only)


(b)     Reports on Form 8-K - Three months ended January 31, 2000:

Form 8-K, filed on November 29, 1999, pursuant to Item 5 attaching press release regarding private placement

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

Date     March 16, 2000                      /s/   ROBERT V. RUDMAN
     ------------------------                -----------------------------------
                                             Robert V. Rudman
                                             President and
                                             Chief Executive Officer

Date     March 16, 2000                      /s/   KEVIN A. CARLSON
     ------------------------                -----------------------------------
                                             Kevin A. Carlson
                                             Chief Financial Officer (Principal
                                             Financial Officer)