Form 10QSB
period 2000-04-30
SMARTIRE SYSTEMS INC
filed 2000-06-13
CIK 1057293

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2000.

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


As of May 31, 2000, the Company had 14,497,797 shares of common stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

                              SMARTIRE SYSTEMS INC.
                                      INDEX

PART I.   FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS (UNAUDITED) - APRIL 30, 2000 AND JULY 31, 1999

                  CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND DEFICIT (UNAUDITED) - THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2000 AND APRIL 30, 1999.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - NINE MONTHS ENDED APRIL 30, 2000 AND APRIL 30, 1999.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PART II.  OTHER INFORMATION

          ITEM 2. CHANGES IN SECURITIES

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 1.   FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire (Europe) Limited and SmarTire Technologies Inc. (the "Company" or "SmarTire") as of April 30, 2000 for the three month and nine month periods ended April 30, 2000 and April 30, 1999 are attached hereto.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in Canadian Dollars)

                                                     April 30,          July 31,
                                                       2000              1999
----------------------------------------------------------------------------------
                                                    (Unaudited)
ASSETS

Current assets
    Cash and cash equivalents                     $ 12,916,575       $    422,982
    Short-term investments                           3,305,529          2,062,013
    Receivables                                         93,463          1,104,456
    Inventory                                           30,613            225,514
    Prepaid expenses                                   134,186            128,988
----------------------------------------------------------------------------------
                                                    16,480,366          3,943,953

Capital assets                                         846,952            523,481
----------------------------------------------------------------------------------
                                                  $ 17,327,318       $  4,467,434
==================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities      $    613,081       $  1,892,503

Shareholders' equity
    Share capital                                   47,980,411         38,640,478
    Contributed surplus                              2,420,677                 --
    Equity component of warrants                            --          2,420,677
    Deficit                                        (33,686,851)       (38,486,224)
----------------------------------------------------------------------------------
                                                    16,714,237          2,574,931
----------------------------------------------------------------------------------
                                                  $ 17,327,318       $  4,467,434
==================================================================================

On behalf of the Board


"ROBERT V. RUDMAN"                        "KEVIN A. CARLSON"

/s/ Robert V. Rudman, Director            /s/ Kevin A. Carlson, Director
---------------------                     ---------------------

SMARTIRE SYSTEMS INC.
Consolidated Statements of Income (Loss) and Deficit
(Expressed in Canadian Dollars)

(Unaudited)

---------------------------------------------------------------------------------------------------------
                                              Three Months Ended                Nine Months Ended
                                           April 30,        April 30,        April 30,        April 30,
                                             2000             1999             2000             1999
---------------------------------------------------------------------------------------------------------
Revenue                                  $    226,963     $    696,840     $    816,116     $  1,920,821

Cost of goods sold                            118,438          577,169          431,899        1,583,863
---------------------------------------------------------------------------------------------------------

                                              108,525          119,671          384,217          336,958
---------------------------------------------------------------------------------------------------------

Expenses and other
    Marketing                                 970,426        1,288,400        2,470,958        2,861,463
    General and administrative              1,195,164        1,085,818        3,420,980        3,125,255
    Engineering, research and
       development (note 1)                   620,551        7,649,323        1,830,112        8,321,426
    Depreciation and amortization              62,901          164,834          185,865          571,553
    Foreign exchange loss (gain)             (101,000)          82,932          (20,061)         267,417
    Interest income                           (53,034)         (49,522)        (101,178)        (240,943)
---------------------------------------------------------------------------------------------------------
                                            2,695,008       10,221,785        7,786,676       14,906,171
---------------------------------------------------------------------------------------------------------

Income (loss) from operations              (2,586,483)     (10,102,114)      (7,402,459)     (14,569,213)

Other income
  Gain on sale of investment (note 2)      12,201,832               --       12,201,832               --
---------------------------------------------------------------------------------------------------------
Net income (loss)                           9,615,349      (10,102,114)       4,799,373      (14,569,213)

Deficit, beginning of period              (43,302,200)     (25,767,075)     (38,486,224)     (21,299,976)
---------------------------------------------------------------------------------------------------------

Deficit, end of period                   $(33,686,851)    $(35,869,189)    $(33,686,851)    $(35,869,189)
=========================================================================================================
Basic income (loss) per share            $       0.69     $      (1.02)    $       0.38     $      (1.49)
=========================================================================================================

Fully diluted income
(loss) per share                         $       0.64     $      (1.02)    $       0.36     $      (1.49)
=========================================================================================================

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)

(Unaudited)

-----------------------------------------------------------------------------------------------------
                                                                             Nine Months Ended
                                                                         April 30,        April 30,
                                                                           2000             1999
-----------------------------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
    Net income (loss)                                                  $  4,799,373     $(14,569,213)
    Items not affecting cash
        Special charges in research and product development                      --        7,280,299
        Depreciation and amortization                                       185,865          571,553
        Remuneration in shares                                               33,011               --
        Gain on sale of investment                                      (12,201,832)              --
    Changes in non-cash working capital
        Receivables                                                       1,010,993          (97,117)
        Inventory                                                           194,901       (5,936,943)
        Prepaid expenses                                                     (5,198)        (323,103)
        Supplier prepayments                                                     --        1,447,159
        Accounts payable and accrued liabilities                         (1,279,422)       2,913,354
-----------------------------------------------------------------------------------------------------

    Net cash used in operating activities                                (7,262,309)      (8,714,011)
-----------------------------------------------------------------------------------------------------

Investing activities
    Purchase of capital assets                                             (509,336)        (287,939)
    Purchase of investment                                               (1,392,330)              --
    Purchase of short-term investments                                   (3,305,529)              --
    Redemption of short-term investments                                  2,062,013               --
    Net proceeds on sale of investment                                   13,649,607               --
-----------------------------------------------------------------------------------------------------

    Net cash from (used) in investing activities                         10,504,425         (287,939)
-----------------------------------------------------------------------------------------------------

Financing activities
    Issuance of common shares                                             9,251,477        6,033,126
-----------------------------------------------------------------------------------------------------

    Net cash provided by financing activities                             9,251,477        6,033,126
-----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                          12,493,593       (2,968,824)

Cash and cash equivalents, beginning of period                              422,982        8,718,258
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                               $ 12,916,575     $  5,749,434
=====================================================================================================

Supplementary information:

    Non-cash investing and financing activities
    Purchase of investment through issuance of common shares                 55,445               --

    Conversion of the equity component of warrants to common shares
    upon exercise or contributed surplus upon expiration                  2,420,677        1,594,323
    Remuneration in shares                                                   33,011               --

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

(Unaudited)


1.    SPECIAL CHARGES - WRITE-DOWN OF INVENTORY AND IMPAIRMENT OF LONG-LIVED
      ASSETS

      During the third quarter of 1999, the Company assessed the future business prospects and sales for its existing tire pressure monitoring products, the forecasted sales levels and the introduction of the Company's next generation of tire pressure monitoring products. The Company's assessment did not support the carrying value of certain assets, including inventories (including purchase commitments), production equipment and deferred development costs associated with the current generation of tire pressure monitoring systems. The company recorded special charges of $7,280,299 during the third quarter of 1999 primarily to reduce the recorded value of these assets to their estimated net realizable values.

2.    GAIN ON SALE OF INVESTMENT

      During the current fiscal year the Company made an investment in Transense Technologies plc ("Transense") through the issuance of 25,000 common shares of the Company valued at $55,445 plus cash of $238,380 in exchange for 250,000 common shares and 250,000 share purchase warrants of Transense. The Company exercised the Transense warrants at a cost of $1,153,950 and sold all its Transense common shares for net cash proceeds of $13,649,607.

3.    COMPARATIVE FIGURES

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

OVERVIEW

The following discussion of the financial condition, results of operations and cash flows of the Company for the three months and nine months ended April 30, 2000 and 1999 should be read in conjunction with the consolidated financial statements of the Company.

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

Set forth below is the rate of exchange for the Canadian Dollar at the end of the most recent fiscal year ended July 31, 1999 and the nine months ended April 30, 2000 and 1999, average rates for the periods, and the range of high and low rates for the periods. For purposes of this table, the rate of exchange means the noon buying rate in New York City for the cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The table below sets forth the number of Canadian Dollars required under that formula to buy one U.S. dollar. The average rate means the average of the exchange rates on the last day of each month during the period.

U.S. Dollar/Canadian Dollar

                                      Average    Close      High      Low
                                      -------    -----      ----      ----
Nine Months Ended 04/30/00              1.47      1.48      1.51      1.44
Nine Months Ended 04/30/99              1.51      1.46      1.58      1.46
Fiscal Year Ended 07/31/99              1.43      1.51      1.58      1.37

SmarTire is engaged in developing and marketing technically advanced Tire Monitoring Systems (TMS) designed for improved vehicle safety, performance, reliability and fuel efficiency. During the nine months ended April 30, 2000, the Company earned revenues from the sale of TMS for passenger cars and motorsport applications.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2000 AND APRIL 30, 1999

Gross revenue for the three months ended April 30, 2000 was $226,963 compared to $696,840 for the three months ended April 30, 1999. Sales of aftermarket passenger car systems decreased to $97,954 for the three months ended April 30,

2000 compared to $433,041 for the comparable period of the prior year. Sales of OEM passenger car systems decreased to $41,164 for the three months ended April 30, 2000 compared to $80,710 for the three months ended April 30, 1999. Sales of motorsport TMS decreased to $87,845 for the three months ended April 30, 2000 from $178,659 in the three months ended April 30, 1999. Sales of industrial TMS systems decreased to $nil during the three months ended April 30, 2000 from $4,430 in the comparable period of the previous year.

Gross margin on product sales increased to 48% for the three months ended April 30, 2000 from 17% for the three months ended April 30, 1999. The Company's profit margin on passenger car systems increased in 2000 due to the reduction in carrying value of inventory in the third quarter of the 1999 fiscal year.

Expenses and other decreased to $2,695,008 for the three months ended April 30, 2000 from $10,221,785 for the three months ended April 30, 1999. Included in expenses for fiscal 2000 is $430,000 of costs associated with the closure of the Company's office in Bourne, Massachusetts effective March 31, 2000. Of this amount, approximately $360,000 relates to payments on termination of a management agreement. These costs have been allocated on a departmental basis within the financial statements.

Included in expenses for fiscal 1999 is a special charge to engineering, research and development expense to reduce the recorded value of certain assets to their estimated net realizable values. During the third quarter of 1999, the Company assessed the future business prospects and sales for its existing tire monitoring products, the forecasted sales levels and introduction of the Company's next generation of tire pressure monitoring products. The Company's assessment did not support the carrying value of certain assets, including inventories (including purchase commitments), production equipment and deferred development costs associated with the current generation of the pressure monitoring systems, resulting in a charge of $7,280,299.

Marketing expenses decreased to $970,426 for the three months ended April 30, 2000 from $1,288,400 for the three months ended April 30, 1999 due to reductions in advertising and travel costs.

General and administrative expenses increased to $1,195,164 for the three months ended April 30, 2000 as compared to $1,085,818 for the three month period ended April 30, 1999. The increase was attributed to increases in investor relations activities, professional fees for legal and other consulting services, and wages.

Engineering, research and development expenses were $620,551 for the three months ended April 30, 2000 as compared to $369,024 (before special charges of $7,280,299) for the three month period ended April 30, 1999. The increase was due to higher wage costs for additional staff and increased expenditures for prototype development and testing for the Company's next generation of tire pressure monitoring systems.

Depreciation and amortization expense decreased to $62,901 for the three months ended April 30, 2000 from $164,834 for the same period in the prior year. The reduction reflects the write-down of certain assets in the third quarter of the 1999 fiscal year.

The company earned interest income of $53,034 for the three months ended April 30, 2000 as compared to $49,522 for the three months ended April 30, 1999.

The Company recorded a gain on sale of investment of $12,201,832 for the period ended April 30, 2000. During the current fiscal year, the Company made an investment in Transense Technologies plc ("Transense") through the issuance of 25,000 common shares of the Company valued at $55,445 plus cash of $238,380 in exchange for 250,000 common shares and 250,000 share purchase warrants of Transense. The Company exercised the warrants at a cost of $1,153,950 and disposed of all of the Transense common shares for net cash proceeds of $13,649,607. The Company still retains its rights under the September 30, 1999 license agreement with Transense.

NINE MONTHS ENDED APRIL 30, 2000 AND APRIL 30, 1999

Gross revenue for the nine months ended April 30, 2000 was $816,116 compared to $1,920,821 for the nine months ended April 30, 1999. Sales of aftermarket passenger car systems were $432,635 for the nine months ended April 30, 2000 compared to $1,198,022 for the nine months ended April 30, 1999. Sales of the OEM passenger car system decreased to $130,373 for the nine months ended April 30, 2000 compared to $368,239 for the comparable period of the previous year. Sales of motorsport TMS decreased to $253,108 for the nine months ended April 30, 2000 from $329,014 in the nine months ended April 30, 1999. Sales of industrial TMS decreased to $nil during the nine months ended April 30, 2000 from $25,546 in the comparable period of the previous year.

Gross margin increased from 18% for the nine months ended April 30, 1999 to 47% for the nine months ended April 30, 2000. The Company's profit margin on passenger car systems increased in 2000 due to the reduction in carrying value of inventory in the third quarter of the 1999 fiscal year.

Expenses and other decreased to $7,786,676 for the nine months ended April 30, 2000 from $14,906,171 for the comparable period of the previous fiscal year. Included in expenses for fiscal 2000 is $430,000 of costs associated with the closure of the Company's office in Bourne, Massachusetts effective March 31, 2000. Of this amount, approximately $360,000 relates to payments on termination of a management agreement. These costs have been allocated on a departmental basis within the financial statements.

Included in expenses for fiscal 1999 is a special charge to engineering, research and development expense to reduce the recorded value of certain assets to their estimated net realizable values. During the third quarter of 1999, the Company assessed the future business prospects and sales for its existing tire monitoring products, the forecasted sales levels and introduction of the Company's next generation of tire pressure monitoring products. The Company's assessment did not support the carrying value of certain assets, including inventories (including purchase commitments), production equipment and deferred development costs associated with the current generation of the pressure monitoring systems, resulting in a charge of $7,280,299.

Marketing expenses decreased from $2,861,463 for the nine month period ended April 30, 1999 to $2,470,958 for the comparable period of 2000. Increases in wages and public relations costs were more than offset by decreases in advertising, travel and market development costs.

General and administrative expenses were $3,420,980 for the nine months ended April 30, 2000 as compared to $3,125,255 for the nine month period ended April 30, 1999. Increases in investor relations activities and professional fees for legal, other consulting services, and wages were partially offset by decreases in travel costs and filing fees.

Engineering, research and development expenses were $1,830,112 for the nine months ended April 30, 2000 as compared to $1,041,127 (before special charges of $7,280,299) for the nine months ended April 30, 1999. The increase was due to higher wage costs for additional staff and increased expenditures for prototype development and testing for the Company's next generation of tire pressure monitoring systems.

Depreciation and amortization expense decreased to $185,865 for the nine months ended April 30, 2000 from $571,553 for the same period in the prior year. The reduction reflects the write-down of certain assets in the third quarter of the 1999 fiscal year.

The Company earned interest income of $101,178 for the nine months ended April 30, 2000 as compared to $240,943 for the nine months ended April 30, 1999. This decrease was due to lower average cash balances during the current fiscal year.

The Company recorded a gain on sale of investment of $12,201,832 for the period ended April 30, 2000. During the current fiscal year, the Company made an investment in Transense Technologies plc ("Transense") through the issuance of 25,000 common shares of the Company valued at $55,445 plus cash of $238,380 in exchange for 250,000 common shares and 250,000 share purchase warrants of Transense. The Company exercised the warrants at a cost of $1,153,950 and disposed of all of the Transense common shares for net cash proceeds of $13,649,607. The Company still retains its rights under the September 30, 1999 license agreement with Transense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its activities primarily through the issuance and sale of securities. The Company has incurred net losses in each year since inception and, as of April 30, 2000, had an accumulated deficit of $33,686,851. Shareholders' equity was $16,714,237 and the Company's working capital was $15,867,285 at April 30, 2000.

The Company's cash and short-term investments at April 30, 2000 were $16,222,104 as compared to $2,484,995 at July 31, 1999. This increase was due to the net of the Company's operating, financing and investing activities described below.

The Company used $7,262,309 for operating activities during the nine months ended April 30, 2000. The Company raised $9,251,477 from financing activities through the issuance of 3,415,250 shares of common stock through a private placement. The Company used $509,336 for the purchase of capital assets and used a net amount of $1,243,516 to purchase additional short-term investments. The Company generated a net amount of $12,257,277 from the purchase and sale of the investment in Transense Technologies plc.

The Company has not experienced any difficulties as a result of the Year 2000 issue.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

Between March 27 and April 3, 2000 the Company issued 1,910,250 shares of common stock to certain accredited European investors at a price of US $2.00 per share. Gross proceeds of the placement were CDN$5,575,569 resulting in net proceeds of CDN $5,195,735 after payment of finder's fees. The offer and sale of these securities was made in reliance on the exemption from the registration under section 4(2) of the securities act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

      The following exhibits are filed hereunder:

      11    Statement re: computation of per share earnings

      27    Financial Data Schedule (electronic filing only)

(b)   Reports on Form 8-K - Three months ended April 30, 2000:

Form 8-K, filed on April 5, 2000, pursuant to Item 5 attaching press release regarding private placement

Form 8-K, filed on April 5, 2000, pursuant to Item 5 attaching press release regarding sale of shares of Transense Technologies plc.

Form 8-K, filed on April 10, 2000, pursuant to a Item 5 attaching press release regarding corporate restructuring.

                                   SIGNATURES

      In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SMARTIRE SYSTEMS INC.
                                          -------------------------------------
                                               (Registrant)

Date           June 13, 2000              /s/   ROBERT V. RUDMAN
    --------------------------------      -------------------------------------
                                          Robert V. Rudman
                                          President and
                                          Chief Executive Officer

Date           June 13, 2000              /s/   KEVIN A. CARLSON
    --------------------------------      -------------------------------------
                                          Kevin A. Carlson
                                          Chief Financial Officer (Principal
                                          Financial Officer)