Form 10KSB
period 2000-07-31
SMARTIRE SYSTEMS INC
filed 2000-10-27
CIK 1057293

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED JULY 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                         COMMISSION FILE NUMBER 0-29248

                                ----------------

                              SMARTIRE SYSTEMS INC.
                 (Name of small business issuer in its charter)

                                ----------------

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

                                  COMMON STOCK

                              (TITLE OF EACH CLASS)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year: $ 1,100,821 (Canadian dollars)

      At September 30, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, was US$45,918,000.

      The number of shares outstanding of the Company's common stock at September 30, 2000 was 14,506,297.

      Transitional Small Business Disclosure Format (check one):
[ ] Yes [X] No

                                                                                       Page
  INDEX                                                                                Number
  -----                                                                                ------
   PART I

   Item 1.  Description of Business .....................................................2

   Item 2.  Description of Property.....................................................18

   Item 3.  Legal Proceedings...........................................................18

   Item 4.  Submission of Matters to a Vote of Security Holders.........................18

   PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters....................18

   Item 6.  Management's Discussion and Analysis or Plan of Operation...................19

   Item 7.  Financial Statements........................................................24

   Item 8.  Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................................24

   PART III

   Item 9. Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act........................... 24

   Item 10. Executive Compensation......................................................27

   Item 11. Security Ownership of Certain Beneficial Owners
                  and Management........................................................32

   Item 12. Certain Relationships and Related Transactions..............................33

   Item 13. Exhibits and Reports on Form 8-K............................................34

THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN "RISK FACTORS" IN THIS FORM 10-KSB. THE COMPANY ASSUMES NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REGULATED BY LAW.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

SmarTire Systems Inc. (together with its subsidiaries, the "Company" or "SmarTire") is engaged in developing and marketing technically advanced tire monitoring systems designed for improved vehicle safety, performance, reliability and fuel efficiency. During the fiscal year ended July 31, 2000, the Company earned revenues primarily from the sale of tire monitoring systems for passenger cars and motorsport applications.

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

The Company's consolidated financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP), the application of which, in the case of the

Company, conforms in all material respects for the periods presented with United States GAAP except as indicated in note 14 to the consolidated financial statements.

In this Report, unless otherwise specified, all dollar amounts are expressed in Canadian Dollars. All references herein to the "$" and "CDN$" refer to Canadian Dollars, and all references to "US$" refer to United States Dollars.

BUSINESS OF THE COMPANY
OVERVIEW

The Company, in conjunction with its strategic partners, is focused on developing and marketing technically advanced tire monitoring systems in response to an increasing demand from the transportation industry for improved vehicle safety, performance, reliability and fuel efficiency. After developing its proprietary tire monitoring technology for application in the industrial and commercial vehicle markets plus a specialized tire monitoring system for motorsports, the Company turned to developing its technology for use by the automotive industry to address the escalating demand for passenger car tire monitoring systems. In support of the tire industry's introduction of the innovative run-flat or extended mobility tire, the Company developed the SmarTire(TM) system and established North American and European sales, marketing, and distribution networks. The Company plans to complete the development and launch of its next generation of tire monitoring systems, including new passenger and commercial tire monitoring systems. The Company is also working on the development of new technologies for tire monitoring systems.

The Company is promoting the SmarTire(TM) system to both run-flat and conventional tire aftermarkets worldwide. Additional target markets included in the Company's plans are commercial, industrial and recreational vehicles. The Company's alliance partner, TRW Inc., is marketing tire monitoring systems to the original equipment vehicle manufacturers.

STRATEGIC RELATIONSHIPS

The Company's strategy includes the establishment of alliances to assist in the development of its products and technologies. Key strategic alliances include:

(a)     TRW Inc.
           Four agreements with this tier one supplier of automotive products

(b)     Sensonor ASA
           A supply agreement for an Application Specific Integrated Sensor ("ASIS") used in tire monitoring applications

(c)     Alligator Ventilfabrik GmbH
           A development agreement for valve stem designs and tire monitoring electronic packaging

(d)     Transense Technologies plc
           A license agreement to develop and market Surface Acoustic Wave ("SAW") technology for use in future tire monitoring systems.

TRW SMARTIRE ALLIANCE

During the last half of 1997, the Company began seeking a strategic alliance with a leading "tier-one" supplier to the original equipment automotive industry
(OEM). Tier-one suppliers are the first tier in a chain of suppliers to automobile manufacturers. In order for a new feature to be added to a vehicle, generally it must be introduced through a tier-one supplier.

On April 20, 1998 the Company completed a series of four agreements with TRW Inc., a leading tier-one supplier to the automotive industry. TRW Inc. is a global company focused on providing products and services with a high technological or engineering content to the automotive, space and defense markets. The four agreements completed with TRW Inc. are summarized as follows:

(a)     Equity Agreement
           TRW acquired 900,000 units of SmarTire at a price of US$ 4.00 per unit. Each unit consisted of one share of common stock and a warrant to purchase an additional share of common stock at an exercisable price of $4.60. These warrants expired unexercised on April 20, 2000.

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

(c)     License Agreement
           The Company has granted TRW a worldwide license to use SmarTire technology to serve OEM's in passenger cars and light, medium and heavy duty trucks, and for service parts for such products and component markets. Under the terms of the License Agreement, the Company will earn a royalty from TRW based on the net sales price of tire monitoring systems and components sold by TRW to a specified customer for use on vehicles for model years 2000 through 2003 inclusive, and covered by a claim of a SmarTire patent. The License Agreement expires on the expiration date of the last to expire of the Company's patents.

(d)     Manufacturing Agreement
           SmarTire and TRW entered into a manufacturing agreement which establishes TRW as the primary supplier to SmarTire. TRW will be the supplier providing it remains competitive.

PRODUCT DEVELOPMENT

The Company's products include tire monitoring systems for passenger cars, motorsports, commercial vehicles and off-road industrial equipment. Key benefits of tire monitoring systems include:

                                       5
(a) Safety
           When tire pressures are maintained at the proper levels, vehicle braking, handling and stability are optimized. Incorrect tire pressures can compromise a vehicle's stability, its handling and braking, and, in extreme cases, may contribute to causing an accident.

(b) Fuel Economy
           Tire performance directly affects fuel economy of a vehicle. By conducting regular tire checks, fuel economy may be improved.

(c) Reduced Downtime
           Full-time tire monitoring of tire operating parameters (e.g. pressure and temperature) has been shown to reduce unexpected and time-consuming roadside repairs.

(d) Protection
           Low tire pressure can result in damage to wheels and tires. Tire monitoring can help protect expensive wheels and tires.

The passenger car tire monitoring system incorporates patented technology to monitor the pressure and temperature in each tire on the car and sends a signal to the driver if the pressure falls below a predetermined level. The current system consists of four small wheel modules, one fastened to each wheel inside the tire, and a receiver located near the driver. There are no external wires or connections, minimizing system maintenance. Tire information is transmitted via radio frequency from the wheel to the receiver.

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

In the event of pressure loss, the driver is alerted by the receiver. If further pressure loss is detected, another visible warning is provided along with an audible warning. The system also monitors tire temperature. Depending on the receiver configuration purchased by the driver, temperature warnings and detailed tire pressure and temperature information can be monitored.

An earlier version of the passenger car tire monitoring system is currently being offered as an option on Lincoln Continentals. Sales under the Lincoln Continental production program were expected to discontinue at the end of the 2000 model year but have been continued into the 2001 model year. The Company has no contract in place with Ford. Ford issues purchase orders for the manufacture of tire monitoring systems for the Lincoln Continental. The purchase orders do not commit Ford to any minimum purchase requirement and there is no assurance that Ford will continue to offer the tire monitoring system on the Lincoln Continental.

The Company's first generation tire monitoring system has been approved for sale with run-flat or extended mobility tires by Goodyear, Michelin and Bridgestone/Firestone. Run-flat tires allow drivers to drive up to 50 miles on a tire that has lost all of its air pressure. These tires perform so well without any air pressure that an approved tire monitoring system is required with the purchase of each set. Otherwise the operator may unknowingly drive on the tire until it fails or is no longer repairable. Tire monitoring systems for both run-flat and conventional tires are distributed primarily through independent tire dealers and distributors and automobile service centers.

The Company is nearing completion of its second generation of SmarTire(TM) systems. The second generation product incorporates a custom ASIS. The ASIS will increase the features and functions of the transmitter while reducing the size and cost of each transmitter. The Company is developing two types of transmitters for installation inside the tire on the wheel. One type of transmitter is mounted using a strap on the wheel's drop-center well, while the other type of transmitter is mounted on a special valve on the tire. The receiver / display has a modular design that incorporates a basic display to provide early warning. A full function display to monitor all tire data for up to 20 wheel positions is also available. The display can also be customized in conjunction with vehicle manufacturers and importers for the Company's Car Accessory Programs ("CAPS"). The second generation products have entered the final phase of design and validation testing. The products will be available for release into production upon completion of the testing process.

The Company is also developing a commercial vehicle tire monitoring system which incorporates patented technology to monitor tire pressures and temperatures in a wide variety of on-highway applications, including commercial vehicles and transit buses. This system builds on the technology developed for the passenger car tire monitoring system. The commercial vehicle tire monitoring system consists of individual sensors mounted inside each tire wheel assembly and a cab mounted receiver/display unit. The individual sensors measure both the operating pressure and temperature of each tire and then transmit this information via radio signal. Whenever the pressure in any tire deviates from its pre-programmed level, the SmarTire(TM) monitor alerts the driver so that the condition can be corrected before the tire is damaged. The system is being developed for use by trucking fleets that frequently change trailers, as each sensor has its own unique identifying signal. When the driver switches trailers, the new trailer's number, etc., can be entered manually or electronically into the display unit. Each display unit can handle up to 40 tire positions and can be used with several trailers.

In 1996, SmarTire acquired a tire monitoring system designed specifically for use in motorsports that was developed in conjunction with Penske Racing. The current motorsports tire monitoring system can only be fitted on wheels which have been specially machined by the manufacturer. The wheel fixtures are similar to enlarged valve stems with the antenna located inside the air space of the tire. The three ounce transmitter is about three inches long and sends data only when wheel motion is detected in order to preserve the life of its lithium batteries. In addition to providing warnings of a tire losing pressure, the motorsport tire monitoring system is used to correctly set cold tire pressures in order to avoid over-inflated tires. The motorsport tire monitoring system is distributed by Pi Research, United Kingdom.

MARKETING

SmarTire USA and SmarTire (Europe) have been established to carry out the marketing of the Company's products. The initial objective of SmarTire USA and SmarTire Europe has been to establish a distribution network for the automotive aftermarket. A co-objective of establishing this network has been to train and certify dealers and retailers to install the SmarTire(TM) system. The launch of the next generation of passenger car tire monitoring systems will build upon this distribution network. In addition, part of the Company's passenger car tire monitoring systems strategy is to market through CAPS. CAPS are programs whereby accessories for new cars are sold and installed via the car manufacturers' franchised dealer networks. As part of CAPS, the Company will offer its tire monitoring systems as accessories for new cars. The Company's tire monitoring systems offered through CAPS may be manufacturer branded products which are designed by the Company in connection with the car manufacturers as a custom installation for specific car models.

The Company is also preparing to enter the commercial vehicle market. The commercial vehicle market includes vehicles from local delivery truck fleets to large tractor trailers.

COMPETITION

As a whole, the tire monitoring industry is still in the early stages. A few competitive tire monitoring systems are under development but only one has been introduced to the automotive aftermarket.

WIRELESS TIRE PRESSURE MONITORING SYSTEMS

Wireless systems provide universal suitability over the full range of vehicle applications; motorcycle, passenger vehicle, light truck, medium truck, off the road ("OTR") and aircraft. Installation of the tire sensing components normally does not require wheel modification and the monitoring system can be easily and quickly installed onto both new and existing vehicles. This universality provides suitability to a significant potential market, which can be expected to yield the necessary volume of sales for minimizing manufacturing costs. The development of low cost high capacity batteries together with efficient power management components and techniques can provide well-designed wireless sensor modules with battery life expectancy in the order of ten years.

Advantages of wireless tire monitoring systems include:

      ~     Universality - can be marketed at both OEM and aftermarket levels

      ~ Ease of Installation - install sensor modules and power up display module

      ~ Low Installation Cost - less than 1/2 hour of extra time required for tire changing

      ~     Accuracy - measurement of actual pressure and temperature values

      ~ Protection - sensor modules can be located within the tire/wheel assembly.

SmarTire's competitors with respect to wireless tire monitoring systems include the following:

Schrader Bridgeport - Schrader is currently the only significant competitor to SmarTire. Schrader, a 150-year-old company, claims to be the world's largest producer of tire valves and tire-pressure measurement equipment. The tire monitoring system developed by Schrader has been used on Corvettes since late 1996. The Schrader tire monitoring system is also used on the Plymouth Prowler. The product is being aggressively marketed at the OEM level.

Unlike the SmarTire(TM) monitoring system, Schrader's system conveys only pressure values and has non-adjustable alert settings. Schrader's one-piece sensors attach to a wheel's valve stem hole either with a nut or snap-in rubber valve.

Schrader has introduced its Smart Valve(TM) system to the aftermarket. Goodyear and Michelin have indicated a preference for this new Schrader tire monitoring system for their run-flat tires as opposed to SmarTire's first generation tire monitoring system. This is a result of a perceived installation advantage the Schrader product enjoys. The transmitters are part of the valve stem (inside the tire / wheel assembly) and the receiver is incorporated into the keyless entry system. The OEM dash display provides pressure values and location.

Doduco - Doduco has been acquired by a French company, BERU. Doduco was contracted by a consortium of the five German vehicle manufacturers. It is understood that the system makes use of transmitters attached to the valve stem (inside the tire / wheel assembly), receiving antennas at each of the wheel wells, wiring harness for conveying data to the receiver and a form of in-dash display. This system has been developed for the OEM market only.

EXTERNAL "WIRELESS" WARNING SYSTEMS

The most common external "wireless" warning systems utilizes transmitters that attach externally, directly to the valve stem, and a receiver that displays a low-pressure warning for a specific tire location. The transmitters are supplied with factory set threshold values.

Advantages of an external "wireless" warning system include:

      ~     Ease of transmitter installation;

      ~     Ease of transmitter servicing (if replacement necessary);

      ~     Transmitters can be relocated when tire locations are altered
            (rotated);

      ~     Ease of inspection and verification of transmitter operation;

      ~ Wireless transmission activates low pressure warning (no wiring harness);

      ~     Low system cost;

      ~     Low installation cost;

      ~     System can be easily transferred to another vehicle;

      ~     Basic display (warning and location only).

SmarTire's competitors with respect to external "wireless" warning systems are:

Fleet Specialties Co. (Tire Sentry) - Fleet Specialties Co. is presently selling systems primarily into the recreational vehicle market. Transmitters are specific to each wheel location and are factory programmed to emit a signal (which activates an alarm) when tire pressure decreases to the threshold level. The transmitters attach to the treaded end of a tire valve and must be removed when checking or correcting tire inflation pressures.

Advantage Enterprises Inc. (Tire Mate) - The Tire Mate product is also an external tire monitoring system originally designed for the R.V. industry. Advantage is a U.S. marketing and distribution company which intends to contract an engineering firm to develop a new system having pressure transmission capability. An exclusive agreement is in effect with SmarTire to market the system when it is fully qualified for the markets, although the agreement is subject to a number of conditions.

All-Tech S.R.L. - This Italian company has an external commercial product and internal valve stem based and external car tire monitoring system in production.

ABS (TIRE REVOLUTION COMPARISON) LOW PRESSURE WARNING SYSTEM

Some ABS equipped passenger cars have the ability to detect low tire pressure situations by comparing the variation in accumulated revolutions at each of the tire locations. Since tire revolutions per mile increase proportionately with pressure loss the software controlling this detection system must eliminate the variations due to curves, turns, etc. prior to being able to identify a substantially under inflated tire. This process normally takes place over substantial driving distances and can be masked by irregular tire wear and pressures, driving habits or road surface conditions.

The principal advantages of ABS low pressure warning systems are their low cost and that there are no sensing components to be mounted to the wheel. These systems, however, can only be installed at the OEM level and are not practical for the aftermarket installations. In addition, the tire type, size and tread wear must be consistent for best performance. Substantial pressure loss is required before the system responds and the systems are not suitable for detecting pressure loss in run flat tires since the shape of the tire, hence the number of rotations, does not change substantially with small pressure changes, or as a preventative maintenance tool for inflation pressures.

SmarTire's only two competitors with an ABS low pressure warning system are Delco and Dunlop. Delco has acquired a tire deflation warning system that is tied in with ABS brakes. The system is based on measuring the relative number of rotations of each wheel. When the tire deflates, the wheel with the deflated tire must rotate at a faster rate than the other wheels. When the wheel spins more rapidly, the ABS sensors identify the increased number of rotations. The deflation warning system notes this change and begins an extensive process of eliminating every other reason for the increased rotation. Once tire deflation has been determined, the driver is notified by an alarm. Tire pressure must drop at least 8 psi before the deflation is sensed. Delco's system is available on some General Motors products.

INDUCTIVELY COUPLED TIRE MONITOR SYSTEM

Pressure sensing components are attached to modified wheels in an area where they pass (when the vehicle is in motion) in close proximity to scanning devices located on the vehicle's suspension components. This type of pressure monitoring system can only be economically installed at the OEM stage since special wheels, suspension attachment points and wiring harness installation and protection are required. The inductive link components and wiring harness of this device are exposed to brake heat, dirt, moisture, vibration and shock; and servicing this type of system is costly since a mechanic is required.

The primary advantages of inductively coupled tire monitoring systems are:

      ~     Eliminates requirements for power on rotating components

      ~ Eliminates reprogramming of sensor location when tire/wheel assemblies are relocated

      ~     Can provide actual pressure and temperature values.

The principal disadvantages of the system are that they require special wheel modification (additional hole); the inductive link units must be accurately positioned to each other and avoid brake and suspension components; and calibration is required after each component movement. Accordingly, they are not readily suitable for aftermarket installation, and the inductive link and wiring harness are exposed to the elements and potential damage. These systems are not suitable for use on dual wheel axles or medium truck applications.

Competitors with this type of system are:

SSI Technologies Inc. - SSI is actively promoting concept with North American OEMs (especially Chrysler) but no approvals or supply contracts have been obtained to this date.

Continental Automotive Systems - Described conceptual device promotional brochure but no prototype units have been seen as of this date.

In the European market, no direct competitor has yet arisen with respect to providing aftermarket tire monitoring system products. While Schrader is introducing its product in North America, the Company believes that Schrader's product has not yet received the necessary approvals to be sold in any European country.

COMMERCIAL VEHICLE TIRE MONITORING SYSTEMS

The major tire companies are developing or are ready to launch medium truck tires incorporating electronic chips in the sidewall to provide tire tracking information possibly including pressure, temperature and identification. Their disadvantage is their inability to provide real-time, dynamic values to the driver, which eliminates any early warning capability while operating. Further, it seems that there are no additional functions that can be programmed into these static systems, limiting their integration into other fleet management programs.

Currently, Eaton-Dana Corporation is the only company marketing a directly competitive product into the commercial vehicle market and they appear to be primarily directing this effort toward the OEMs. Commercial vehicles require a sophisticated product with features such as the ability to change trailers and identify specific tires.

Bridgestone/Firestone is developing a passive transponder tire monitor system. This device consists of a sensing component built into or attached to the interior of a tire. To date, there are no systems that have been able to endure the tire manufacturing process and provide reliable performance. These devices are being considered for off-vehicle pressure monitoring and have not been demonstrated to be compatible to delivering pressure-monitoring capability as an on-board system.

Advantages of passive transponder tire monitoring systems are that they are built into the tire and therefore present no mounting difficulty, and there is no power requirement on the tire/wheel assembly. Disadvantages include that they have not been demonstrated to have on-board monitoring capability and a sensing component malfunction would require tire replacement. The only competitor with this type of system under development is Bridgestone/Firestone, which is active in developing this technology for use in commercial vehicle and mining application tires.

One potential future development that could affect the market for both passenger car and commercial vehicle tire monitoring is the development of a "smart chip." This is a computer chip that could transmit data and would be manufactured into tires. Goodyear and Bridgestone/Firestone have both completed some development of such a computer chip.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

The Company contracts the manufacture of its products to third parties. These manufacturers normally provide turnkey operations whereby the manufacturer is responsible for purchasing the component parts for the Company's tire monitoring system. The Company also purchases component parts on its own account for engineering and prototype development purposes. Certain of the components and raw materials used in the Company's products are difficult to obtain and/or require purchase commitments far in advance of the manufacturing date.

GOVERNMENT REGULATIONS

The Company's products are subject to regulation by the government agencies responsible for radio frequencies in each county that the Company's tire monitoring systems will be sold. For example, in the United States approval must be received from the Federal Communications Commission for each product. In addition to radio approvals, some countries require additional governmental approvals, or other approvals may be necessary for market acceptance of the product. For example, TUV (a highly regarded independent testing company) approval in Germany is considered necessary to market the Company's tire monitoring system. In the United Kingdom, the Vehicle Installation Development Group is a governmental body that approves all electronic equipment to be installed in emergency and police vehicles.

The Company believes it has all of the necessary governmental approvals for its current tire monitoring systems. As each new tire monitoring product is introduced to the market, the Company will apply for necessary approvals for the new products.

DEPENDENCE ON CERTAIN CUSTOMERS

Due to the early stage development of the market for tire monitoring systems in general and for the Company's tire monitoring products, the Company is still dependent on major customers. During the year ended July 31, 2000 the Company earned 41% of its revenue from three major customers. One of these customers accounted for 100% of sales of the OEM passenger car tire monitoring systems and two customers accounted for 100% of sales of the motorsports tire monitoring systems during fiscal year 2000.

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

United States Patent 5,559,484 addresses the technology in data logging tire monitor with condition predictive capabilities and integrity checking. It was issued on September 24, 1996 and expires September 24, 2013. This patent was purchased by the Company from Epic Technologies, Inc. in December 1996.

United States Patent 5,945,908 addresses the technology in data logging tire monitor with condition predictive capabilities and integrity checking. It was issued on August 31, 1999 and expires on August 31, 2016. This patent was purchased by the Company from Epic Technologies, inc. in December 1996.

United States Patent 4,653,445 addresses the technology in an Engine Protection System ("EPS") product. It was issued on March 31, 1987 and expires March 31, 2004.

Licenses

The Company has entered into a license agreement with TRW as described above in "Business of the Company."

The Company entered into a license agreement on September 30, 1999, with Transense Technologies plc ("Transense") based in Oxfordshire, United Kingdom. Transense researches, develops and exploits the use of its patented surface acoustic wave ("SAW") technology in the automotive industry. The license agreement grants SmarTire a non-exclusive, worldwide right to develop and market Transense's SAW technology for use in tire monitoring systems.

Under the agreement, the Company made an investment in Transense through the issuance of 25,000 common shares of the Company valued at $55,445 plus cash of $238,380 in exchange for 250,000 common shares and 250,000 share purchase warrants of Transense. The Company exercised the warrants at the cost of $1,153,950 and disposed of all of the Transense common shares for net cash proceeds of $13,649,607. The Company recorded a gain on sale of investment of $12,201,832 for the year ended July 31, 2000. The Company still retains its rights under the license agreement with Transense.

RESEARCH AND DEVELOPMENT

The following is an estimate of the amount spent during each of the last two fiscal years on research and development activities;

1999 - $8,739,092
2000 - $2,086,096

Included in 1999 expense is a charge of $7,280,299 to reduce the recorded value of inventory, production equipment and deferred development costs associated with the first generation of tire pressure monitoring systems to their net realizable values. See "Management's Discussion and Analysis or Plan of Operation" and the consolidated financial statements contained elsewhere in this Form 10-KSB.


COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

The Company has no material expenses and anticipates no material impact on its business from compliance with environmental laws.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

At July 31, 2000, the Company had 38 full-time employees and two part-time employees. There is no collective bargaining agreement in place.

RISK FACTORS

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements in this Form 10-KSB.

History of Operating Losses; Fluctuating Operating Results

Since inception through July 31, 2000, the Company has incurred aggregate losses of approximately $35,200,000. The Company's loss from operations for the fiscal year ended July 31, 2000 was $8,889,478. There is no assurance that the Company will operate profitably or will generate positive cash flow in the future. In addition, the Company's operating results may be subject to significant fluctuations due to many factors not within the Company's control, such as the unpredictability of when a customer will order products, the size of a customer's order, the demand for the Company's products, the level of competition and general economic conditions. Management believes that the Company will have sufficient cash to fund its current and planned operations through at least mid fiscal year 2002. Thereafter, the Company expects that it will require additional funding. There can be no assurance that such financing will be available on terms acceptable to the Company or at all.

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

Uncertainty of Consumer Awareness of Tire Monitoring Systems

Tire monitoring systems are a new product and consumer awareness is in its early stages. There can be no assurance that consumer awareness and demand for tire monitoring systems will increase, or develop sufficiently so that the Company will achieve or sustain significant sales growth in either its historical markets or for its new products. To the extent demand for the Company's products does not develop, the Company's operations will be materially adversely affected.

Dependence on Major Customers

During the year ended July 31, 2000, the Company earned 41% of its revenue from three of its major customers. Accordingly, the loss of one of these major customers would materially and adversely affect the Company. The loss of any major customer, or significant reductions by any of them in buying the Company's products, or the inability to collect accounts receivable from them, would materially and adversely affect the Company's business and results of operations. One of these customers accounted for 100% of sales of the OEM passenger car tire monitoring systems and two customers accounted for 100% of sales of the motorsports tire monitoring systems during fiscal year 2000.

Difficulty in Obtaining Components and Raw Materials

The Company's current products, and the products that the Company may provide in the future, embody new technologies. Certain of the components and raw materials used in the Company's products are difficult to obtain and/or require purchase commitments to be made by the Company far in advance of the manufacturing date. The inability to obtain sufficient quantities of components or raw materials, or the inability to forecast purchase requirements accurately, could adversely affect the Company's business and results of operations. Similarly, commitments to purchase components and raw materials in excess of customer demand for the Company's products could adversely affect the Company's results of operations.


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

Inability to Raise Additional Capital

The Company has been funding its capital requirements primarily through the offer and sale of securities. These funds are used for ongoing operations as well as to implement the Company's proposed expansion plans. While certain levels of financing will be required, in the event that the Company's plans change, there are any delays in introducing new tire monitoring products or the Company's financial position is adversely affected for any other reason, the Company will be required to seek additional financing. Any additional equity financing may involve substantial dilution to the Company's stockholders. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms.

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

Potential Inability to Manage Growth of the Company

If the Company is unable to manage its growth effectively, such inability would have a material adverse effect on the Company's product development, its business, financial condition and results of operations. The Company's ability to manage and sustain growth effectively will depend, in part, on the ability of its management to manage growth through the implementation of appropriate management, operational and financial systems and controls, and the ability of its management to successfully train, motivate and manage its employees. If the Company's management is unable to manage its growth effectively, the Company's results of operations could be materially adversely affected.

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

Enforceability of Civil Liabilities Against the Company

Substantially all of the Company's assets are located outside the United States and the Company does not currently maintain a permanent place of business within the United States. In addition, a majority of the Company's directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against the Company or the Company's officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Dilutive Effect of Options and Warrants

As at July 31, 2000, there were options and warrants outstanding to purchase an aggregate of 1,467,342 shares of the Company's common stock at an average price of CDN $3.91 per share. To the extent that these and subsequent dilutive securities are exercised and/or converted, dilution of the percentage ownership of the Company's stockholders will occur, and any sales in the public market of the common stock underlying the options, warrants and convertible debentures might adversely affect prevailing market prices for the Company's common stock.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases a 15,364 square foot facility at #150-13151 Vanier Place, Richmond, British Columbia, V6V 2J1 for a five year term ending August 31, 2005. This facility consists of an office and administration area, an engineering department, a prototype production facility and a warehouse.

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

For periods prior to December 15, 1998, when the Company's common stock began trading on the Nasdaq Small Cap Market, the table below lists the high and low sales prices on the OTC Bulletin Board for the Company's common stock. The OTC Bulletin Board quotations were compiled from Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. For all periods since December 16, 1998 the table lists the high and low bid prices on the Nasdaq Small Cap Market for the Company's common stock as compiled from NASDAQ - AMEX on-line.

Period                                    High           Low
------                                    ----           ---
08/1/98 - 10/31/98                     US$7.88         US$4.63
11/1/98 - 01/31/99                        5.94            3.31
02/1/99 - 04/30/99                        4.50            2.00
05/1/99 - 07/31/99                        3.09            1.63
08/1/99 - 10/31/99                        2.34            1.53
11/1/99 - 01/31/00                        1.94            1.06

02/1/00 - 04/30/00                        3.25            1.13
05/1/00 - 07/31/00                        1.97            1.16



The Company's common stock is issued in registered form. Pacific Corporate Trust Company (located in Vancouver, British Columbia, Canada) is the registrar and transfer agent for the Common Shares.

As of September 30, 2000 there were approximately 391 holders of record of the Company's common stock.

The Company has never declared or paid dividends on its common stock and does not anticipate that it will do so in the foreseeable future. The Company intends to retain future earnings, if any, for use in its operations and the expansion of its business.


ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the years ended July 31, 2000 and 1999 should be read in conjunction with the consolidated financial statements of the Company and related notes included therein.

The Company's consolidated financial statements are in Canadian dollars (CDN$) and are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP), the application of which, in the case of the Company, conforms in all material respects for the period presented with the United States GAAP except as disclosed in note 14 to the consolidated financial statements of the Company included herein.

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 2000 vs. Fiscal Year Ended July 31, 1999

Gross revenue for the fiscal year ended July 31, 2000 was $1,100,821 compared to $2,677,935 for the fiscal year ended July 31, 1999. Sales of aftermarket passenger car systems were $646,232 for the fiscal year ended July 31, 2000 compared to $1,823,897 in the previous fiscal year. Sales of the OEM passenger car system decreased to $156,198 for the fiscal year ended July 31, 2000 compared to $440,101 in the previous fiscal year. Sales of motorsport tire monitoring systems decreased to $298,391 for the year ended July 31, 2000 from $388,312 in the previous fiscal year.

Sales of aftermarket passenger car systems decreased in fiscal 2000 due to lower selling prices and lower sales volumes resulting from the liquidation of the Company's first generation products. The Company experienced delays in the development of its second generation products and there were no sales of this product in the current year. These second generation products have entered the final phase of design and testing. The Company expects increased revenues from aftermarket systems in the next fiscal year as a result of the launch of its second generation products and increased public awareness of tire pressure monitoring. Sales of OEM passenger car systems on the Lincoln Continental were expected to be discontinued at the end of the 2000 model year. Revenue is dependent on sales by Ford and is difficult to predict. Motorsport tire monitoring systems are sold through a distributor and are difficult to predict.

Gross margin increased from 18.4% for the fiscal year ended July 31, 1999 to 54.6% for the fiscal year ended July 31, 2000. The Company's profit margin on passenger car systems increased in 2000 due to the reduction in the carrying value of inventory in the 1999 fiscal year. The Company expects significant decreases in gross margin in fiscal 2001 as the impact of the 1999 writedown has been realized in fiscal 2000.

Expenses and other decreased to $9,490,160 for the fiscal year ended July 31, 2000 from $17,680,135 for the previous fiscal year. Included in expenses for fiscal 2000 is $430,000 of costs associated with the closure of the Company's office in Bourne, Massachusetts effective March 31, 2000. Of this amount, approximately $360,000 relates to payments on termination of a management agreement. These costs have been allocated on a departmental basis within the financial statements.

Included in expenses for fiscal 1999 is a special charge to engineering, research and development expense to reduce the recorded value of certain assets to their estimated net realizable values. During 1999, the Company assessed the future business prospects and sales for its existing tire monitoring products, the forecasted sales levels and introduction of the Company's next generation of tire pressure monitoring products. The Company's assessment did not support the carrying value of certain assets, including inventories (including purchase commitments), production equipment and deferred development costs associated with the current generation of the pressure monitoring systems, resulting in a charge of $7,280,299.

Marketing expenses decreased from $4,279,228 for the fiscal year ended July 31, 1999 to $3,029,695 for the fiscal year ended July 31, 2000. This reduction was due to reduced advertising, promotion and market development costs. The 1999 expenses include advertising development, support materials and advertising placement costs for the SmarTire(TM) direct campaign in North America. No such program was undertaken in fiscal 2000. Marketing costs are expected to increase in fiscal 2001 due to the launch of the Company's new products and attendance at Automechanika, which occurs every two years.

General and administrative expenses were $4,448,639 for the fiscal year ended July 31, 2000 as compared to $4,171,275 for the fiscal year ended July 31, 1999. Higher investor relations costs and professional fees more than offset a reduction in filing fees and travel costs. These increased costs were the result of a comprehensive investor relations and public relations program to significantly increase corporate awareness throughout the automotive industry and investor community in North America and Europe. General and administrative expenses are not expected to increase significantly in fiscal 2001.

Engineering, research and development expenses were $2,086,096 for the fiscal year ended July 31, 2000 compared to $1,458,793 (before special charges of $7,280,299) for the fiscal year ended July 31, 1999. The increase was due to increased expenditures for prototype development and testing for the Company's next generation of tire pressure monitoring systems and increases in the number of engineering staff and higher wage levels. Engineering, research and development expenses are expected to increase in fiscal 2001.

Depreciation and amortization expenses decreased to $261,595 for the fiscal year ended July 31, 2000 from $607,559 for the fiscal year ended July 31, 1999. The reduction reflects the write-down of certain assets in the 1999 fiscal year.

The Company earned interest income of $312,405 for the fiscal year ended July 31, 2000 as compared to $275,776 for the fiscal year ended July 31, 1999. This increase was due to higher average cash balances during the current fiscal year.

The Company recorded a gain on sale of investment of $12,201,832 for the year ended July 31, 2000. During the current fiscal year, the Company made an investment in Transense Technologies plc ("Transense") through the issuance of 25,000 common shares of the Company valued at $55,445 plus cash of $238,380 in exchange for 250,000 common shares and 250,000 share purchase warrants of Transense. The Company exercised the warrants at a cost of $1,153,950 and disposed of all of the Transense common shares for net cash proceeds of $13,649,607. The Company still retains its rights under the September 30, 1999 license agreement with Transense.

Fiscal Year Ended July 31, 1999 vs. Fiscal Year Ended July 31, 1998

Gross revenue for the fiscal year ended July 31, 1999 was $2,677,935 as compared to $2,057,251 for the fiscal year ended July 31, 1998. The increase in revenue for the fiscal year 1999 over the fiscal year 1998 was a result of the following:

Sales of aftermarket passenger car systems increased to $1,823,897 for the fiscal year ended July 31, 1999 from $1,250,896 in the previous fiscal year. The increase in revenue was attributable to sales in Europe during the current fiscal year. Despite the increased sales, revenue was less than expected. Sales into the run-flat and extended mobility tire market did not meet the expectations shared with the Company by the tire manufacturers. In the Company's direct marketing campaigns, consumers were slower to adopt tire monitoring than had been anticipated primarily due to the fact that tire monitoring is still in its infancy.

Sales of OEM passenger car systems decreased to $440,101 for the fiscal year ended July 31, 1999 compared to $531,361 in the previous fiscal year. Sales under the Lincoln Continental production program were expected to be discontinued at the end of the 1999 model year but were extended through the 2000 model year. Revenue is dependent on sales by Ford and is difficult to predict.

Sales of motorsports tire monitoring systems increased to $388,312 in the fiscal year ended July 31, 1999 from $177,477 in the previous fiscal year. Motorsports tire monitoring systems are sold through a distributor and revenues are difficult to predict.

Sales of the industrial tire monitoring systems decreased to $25,626 in the fiscal year ended July 31, 1999 from $73,068 in the previous fiscal year. The decrease in sales was a result of a shift in focus of the Company, beginning in 1996, from the industrial market to the passenger car market. Sales during fiscal 1999 were primarily sales of replacement and maintenance units to existing customers.

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

Based on the Company's assessment of the future business prospects for its tire pressure monitoring products, the forecasted sales levels of the first generation of tire monitoring systems, through to the introduction of the Company's next generation of tire pressure monitoring systems, did not support the carrying value of certain assets, including inventories ($6.7 million), production equipment ($0.2 million) and deferred development costs ($0.4 million) associated with the first generation of tire pressure monitoring systems. As a result the Company recorded a special charge of $7,280,299 in the third quarter of 1999 primarily to reduce the recorded value of these assets to their net realizable values.

The Company earned interest income of $275,776 in fiscal 1999 as compared to $131,872 in the previous fiscal year. This increase was due to higher average cash balances being maintained during fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its activities primarily through the issuance and sale of securities. The Company has incurred net losses in each year since inception and, as of July 31, 2000, had an accumulated deficit of $35,173,870. Shareholders' equity was $15,227,218 and the Company's working capital was $14,308,049 at July 31, 2000.

The Company's cash and short-term investments at July 31, 2000 were $14,512,558 as compared to $2,484,995 at July 31, 1999. This increase was due to the net of the Company's operating, financing and investing activities described below.

The Company used $8,823,908 for operating activities during the fiscal year ended July 31, 2000. The Company raised $9,251,477 from financing activities, primarily through the issuance of 3,415,250 shares of common stock through various private placements and from the exercise of stock options. The Company used $657,283 for the purchase of capital assets and redeemed $2,062,013 of short-term investments. The Company generated a net amount of $12,257,277 from the purchase and sale of the investment in Transense Technologies plc.

As at July 31, 2000, the Company had commitments for payments under operating leases, and service agreements for premises and certain equipment and consulting of $1,729,000, as disclosed in note 12 to the Company's consolidated financial statements contained elsewhere in this Form 10-KSB.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.

          Name                          Age                            Position
-------------------------               ---                 -----------------------------
IAN BATEMAN                              55                 Managing Director,
                                                            SmarTire (Europe) Limited

LAWRENCE BECERRA                         48                 Director

JOHN BOLEGOH                             56                 Technical Support Manager and
                                                            Director

KEVIN CARLSON                            39                 Chief Financial Officer,
                                                            General Manager, Corporate
                                                            Secretary and Director

SHAWN LAMMERS                            33                 Vice President, Engineering

BERNARD PINSKY                           46                 Director

ROBERT RUDMAN                            53                 President, Chairman and Chief
                                                            Executive Officer and Director

DANA STONEROOK                           43                 Director

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

KEVIN CARLSON:

        Mr. Carlson joined the Company as the Chief Financial Officer in November 1998. Mr. Carlson is responsible for all of the Company's financial and related functions including Finance, Treasury, Accounting, Taxation, Legal, Management Information Systems and Administration. Effective April 1, 2000 Mr. Carlson assumed the additional responsibilities of General Manager and is responsible for all operating activities of the Company's Richmond office. Prior to joining the Company, Mr. Carlson was Chief Financial Officer of ID Biomedical Corporation, a publicly traded biotechnology company. Previously, he was Chief Financial Officer for three other publicly traded companies. Mr. Carlson spent eight years with KPMG in Calgary, Alberta. In addition to his Chartered Accountancy designation, Mr. Carlson holds a Bachelor of Commerce degree from the University of Calgary.

SHAWN LAMMERS:

        Mr. Lammers is a professional engineer, with a Bachelor of Applied Science degree from the University of British Columbia, specializing in computer engineering. He has developed software for MS-DOS, Windows, UNIX Workstations and Amiga platforms. Mr. Lammers has been with the Company since its inception and is responsible for the development of the patented remote sensing technology utilized in SmarTire's products. He has been the chief engineer in respect to the design, development and production of the Company's passenger car tire monitoring system, the commercial vehicle tire monitoring system and the industrial equipment tire monitoring systems.

BERNARD PINSKY:

        Mr. Pinsky is a partner practicing corporate/securities law at Clark, Wilson, one of Vancouver's most established and respected law firms. Mr. Pinsky was called to the British Columbia Bar in 1980, and was admitted to practice law in California in 1999. He has advised a variety of public and private companies on legal matters related to acquisitions, mergers, takeovers, initial public offerings, secondary financings, public company disclosure requirements and stock exchange practice. Mr. Pinsky has been corporate and securities counsel for the Company since 1993.

ROBERT RUDMAN:

        Mr. Rudman is a Chartered Accountant with 15 years of experience assisting public companies, especially on the Vancouver Stock Exchange. Mr. Rudman joined the Company in March 1993 as the Chief Financial Officer after serving as an independent financial consultant for several months. He was appointed Chief Executive Officer of the Company on January 19, 1996, and served as President from January 19, 1996 to June 4, 1999, when he was appointed Chairman of the Board. Mr. Rudman was reappointed President of the Company effective April 1, 2000. Prior to joining the Company, Mr. Rudman was manager of a California-based sales contract financing firm. Previously, he was a partner in a consulting firm providing professional assistance to publicly traded companies. Mr. Rudman became a Chartered Accountant in 1974 and worked with Laventhol & Horwath and Price Waterhouse & Co. in

        Winnipeg, Manitoba. In addition to his Chartered Accountancy designation, Mr. Rudman holds a Bachelor of Arts degree and graduate business diploma from Lakehead University in Thunder Bay, Ontario.

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

During 2000, six (6) individuals served as executive officers of the Company at various times: Robert Rudman, Mark Desmarais, Kevin Carlson, Shawn Lammers, Gary Schlachter and Ian Bateman. All except Mr. Lammers qualify as "Named Executive Officers" as defined above.

                                       28

                                          SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------

                                      ANNUAL COMPENSATION             LONG TERM COMPENSATION (1)
----------------------------------------------------------------------------------------------------------------

                                                                           AWARDS          PAYOUTS
----------------------------------------------------------------------------------------------------------------

     NAME AND        YEAR      SALARY        BONUS      OTHER       SECURITIES   RESTRICTED     LTIP    ALL OTHER
PRINCIPAL POSITION                                      ANNUAL      UNDERLYING   SHARES OR    PAYOUTS COMPENSATION
                                                        COMPEN-      OPTIONS/    RESTRICTED
                                                        SATION         SARs       SHARE
                                                          (1)         GRANTED     UNITS
----------------------------------------------------------------------------------------------------------------
Robert Rudman       2000      $273,573        Nil          Nil        17,500       Nil         Nil     65,851(2)
President,
Chairman and        1999      $247,301      $90,000        Nil         Nil         Nil         Nil        Nil
Chief Executive
Officer             1998      $161,058        Nil       $41,000(3)   220,000       Nil         Nil        Nil
----------------------------------------------------------------------------------------------------------------

Gary Schlachter     2000       $53,516        Nil          Nil         Nil         Nil         Nil     80,908(4)

Executive           1999      $142,695        Nil          Nil         Nil         Nil         Nil        Nil
Vice-President
Sales and           1998      $118,250      $28,600        Nil         Nil         Nil         Nil        Nil
Marketing, SmarTire
 USA Inc.
----------------------------------------------------------------------------------------------------------------

Mark Desmarais      2000      $168,080        Nil          Nil        50,000       Nil         Nil    368,562(5)
President and       1999       $81,244    $66,093(6)       Nil        75,000       Nil         Nil    $66,667(6)
Chief Operating
Officer,
President and CEO
of SmarTire USA
Inc.
----------------------------------------------------------------------------------------------------------------

Ian Bateman(7)      2000      $158,287        Nil          Nil        57,500       Nil         Nil        Nil

Managing Director   1999      $135,351      $37,032        Nil        10,000       Nil         Nil        Nil
SmarTire (Europe)
Limited
----------------------------------------------------------------------------------------------------------------

Kevin Carlson(8)    2000      $150,461        Nil          Nil        60,000       Nil         Nil     $22,680

Chief Financial
Officer, General
Manager,
Corporate
Secretary and
Director
=================================================================================================================

(1) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.
(2)   Amount relates to accumulated vacation pay paid to Mr. Rudman.
(3)   Amounts relate to advisory fees paid to Mr. Rudman.
(4) Mr. Schlachter's employment was terminated effective December 24, 1999. Pursuant to a separation agreement Mr. Schlachter was paid US$50,000 ($CDN73,620) and paid accumulated vacation pay of US$4,950 (CDN$7,288).
(5) Mr. Desmarais' employment was terminated effective March 31, 2000. The Company reimbursed Mr. Desmarais $US48,643 (CDN$71,622) for relocation costs and paid accumulated vacation pay of $US13,197 (CDN$19,431). Pursuant to a separation agreement, Mr. Desmarais was paid $US188,474 (CDN$277,509).
(6) Mr. Desmarais commenced employment with the Company on March 29, 1999. Mr. Desmarais received a signing bonus of US$25,000 (CDN$37,750) and 10,000 shares of the Company's common stock valued at $28,343. The Company also reimbursed Mr. Desmarais US$44,151 (CDN$66,667) for relocation costs.
(7)   Mr. Bateman commenced employment with the Company on February 2, 1998.
(8) Mr. Carlson commenced employment with the Company on November 16, 1998. Mr. Carlson was paid a signing bonus consisting of 10,000 shares of the Company's common stock valued at $22,680.

The following table sets out the details of all stock options granted to the Named Executive Officers during the most recently completed fiscal year:

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

----------------------------------------------------------------------
                                 % OF
                                TOTAL
                    NUMBER OF   OPTIONS/
                    SECURITIES   SARs
                    UNDERLYING  GRANTED
                     OPTIONS/     TO
                      SARs     EMPLOYEES    EXERCISE
                    GRANTED     IN FISCAL     PRICE      EXPIRATION
       NAME           (#)         YEAR      ($/SHARE)       DATE
----------------------------------------------------------------------
Robert Rudman(1)      17,500     2.6%      US$2.98      April 7, 2005
 ---------------------------------------------------------------------

Gary Schlachter(2)       -         -           -             -
----------------------------------------------------------------------

Mark Desmarais(1)(3)  50,000     7.4%      US$2.98     Expired during
                                                            2000
----------------------------------------------------------------------
Ian Bateman(1)        57,500     8.5%      US$2.98     December 1,
                                                           2004 to
                                                        April 7, 2005
----------------------------------------------------------------------

Kevin Carlson(1)      60,000     8.9%      US$2.98     December 1,
                                                           2004 to
                                                        April 7, 2005
----------------------------------------------------------------------

(1)   Average price of US$2.98 over term of options.
(2)   Mr. Schlachter's employment was terminated effective December 24, 1999.
(3)   Mr. Desmarais' employment was terminated effective March 31, 1999.

The following table sets out the details of all stock options exercised during the most recently completed fiscal year by the Named Executive Officers.


       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

-----------------------------------------------------------------------------------------------------
                                                                            VALUE OF UNEXERCISED
                                                NUMBER OF SECURITIES           IN-THE-MONEY
                                               UNDERLYING UNEXERCISED      OPTIONS/SARs AT FY-END
                      SHARES                  OPTIONS/SARs AT FY-END (#)          ($)(1)
                     ACQUIRED
                        ON        AGGREGATE
                     EXERCISE       VALUE          EXERCISABLE/
       NAME             (#)        REALIZED       UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE
-----------------------------------------------------------------------------------------------------

                                             EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-----------------------------------------------------------------------------------------------------

 Robert Rudman          Nil         Nil        161,000        14,000          Nil           Nil

Gary Schlachter(2)      Nil         Nil          Nil           Nil            Nil           Nil

Mark Desmarais(3)       Nil         Nil          Nil           Nil            Nil           Nil

Ian Bateman             Nil         Nil        41,500         46,000          Nil           Nil

Kevin Carlson           Nil         Nil        32,000         78,000
----------------------------------------------------------------------------------------------------


(1) The closing price of the Company's common stock on July 31, 2000 was US $1.44 per share (CDN$2.14).
(2)   Mr. Schlachter's employment was terminated effective December 24, 1999.
(3)   Mr. Desmarais' employment was terminated effective March 31, 2000.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Effective August 1, 1999, the Board of Directors of the Company approved a new management agreement with Robert Rudman, regarding his position with the Company. The management agreement calls for payment of a base salary of Cdn$273,000 per annum subject to increase as from time to time plus incentive compensation as determined by the Company's incentive compensation plan.

The agreement with Mr. Rudman requires the Company to pay a termination allowance in the event of the termination of Mr. Rudman's employment by the Company except for just cause. The termination allowance is equal to the annual salary.

Effective August 1, 1999, the Board of Directors of the Company approved a new management agreement with Kevin Carlson, regarding his position with the Company. The management agreement calls for payment of a base salary of Cdn$140,000 per annum subject to increase as from time to time plus incentive compensation as determined by the Company's incentive compensation plan. Effective April 1, 2000 Mr. Carlson's salary was increased to Cdn $170,000 per annum due to the assumption of General Manager responsibilities.

The agreement with Mr. Carlson requires the Company to pay a termination allowance in the event of the termination of Mr. Carlson's employment by the Company except for just cause. The termination allowance is equal to the annual salary.

Effective August 1, 1999, the Board of Directors of the Company approved a new management agreement with Ian Bateman, regarding his position with the Company. The management agreement calls for payment of a base salary of pounds sterling 67,000 per annum subject to increase as from time to time plus incentive compensation as determined by the Company's incentive compensation plan.

The agreement with Mr. Bateman requires the Company to pay a termination allowance in the event of the termination of Mr. Bateman's employment by the Company except for just cause. The termination allowance is equal to the annual salary.

Effective August 1, 1999, the Board of Directors of the Company approved a new management agreement with Shawn Lammers, regarding his position with the Company. The management agreement calls for payment of a base salary of Cdn$120,000 per annum subject to increase as from time to time plus incentive compensation as determined by the Company's incentive compensation plan.

The agreement with Mr. Lammers requires the Company to pay a termination allowance in the event of the termination of Mr. Lammers' employment by the Company except for just cause. The termination allowance is equal to the annual salary.

Other than as discussed above, the Company has no plans or arrangements in respect of remuneration received or that may be received by Named Executive Officers of the Company in fiscal 2000 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Named Executive Officer.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

In November 1999, the Company adopted a formal incentive compensation plan (the "EVA Plan") based upon an Economic Value Added ("EVA(TM)") model developed by Stern, Stewart & Co., a global consulting firm. EVA essentially consists of after-tax operating profits after accounting for the cost of capital employed to create such profits. The EVA Plan establishes an incentive pool equal to 10% of EVA improvement over the prior year plus 10% of positive EVA (if achieved) for the year for which incentive awards are being considered. The first incentive pool will be based on the audited consolidated financial statements of the Company for the financial year ended July 31, 2000. There are no incentive awards for fiscal 2000 based on the audited consolidated financial statements. Incentive awards for directors, executive directors and employees will be determined with reference to the incentive pool at the discretion of the Board of Directors, in consultation of the Compensation Committee. Incentive awards equal to not more than one-third of the amount of the incentive pool will be distributed to eligible participants in each of three years. If EVA deteriorates, adjustments will be made to the to the incentive pool.

Directors and executive officers have received from time to time incentive stock options to purchase Common Shares as awarded by the Board of Directors in consultation with the Compensation Committee.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers.

The Company has adopted two formal stock incentive plans (collectively, the "Stock Incentive Plans") which were approved by the Shareholders at the 1998 Annual General Meeting of the Company. One of the Stock Incentive Plans (the "1998 US Stock Incentive Plan") provides for Awards to Eligible Employees of the Company or of any Related Entity who are resident in the United States and/or subject to taxation in the United States; the other (the "1998 Stock Incentive Plan") provides for Awards to all other Eligible Employees of the Company of any Related Entity.

To date, the Company has granted to directors, officers, employees and consultants incentive stock options to purchase Common Shares subject to and in accordance with the prevailing policies of the stock exchange on which the Company's shares were then listed. Options are granted based on the assessment by the Company's Board of Directors and/or Compensation Committee of the optionee's past and present contribution to the success of the Company. The Company's Common Shares are presently listed for trading on the Nasdaq Small Cap Market. These options are not transferable and are exercisable from the date granted until the earliest of (i) such number of years (up to ten years) from the date of the grant, (ii) 30 days after the option holder leaves his position with the Company, and (iii) such number of days following the death of the optionee as is specified in each optionee's option agreement.

Other than the EVA Plan, the management agreements, the advisory agreements and the 1998 Stock Incentive Plans discussed herein, the Company presently has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's directors or executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The authorized capital of the Company consists of: 199,818,749 shares of common stock without par value; and 20,000 shares of preferred stock with a par value of $1,000 per share. The Company effected a 1 for 8 reverse split of its common stock effective December 24, 1997. As of September 30, 2000, there were 14,506,297 issued and outstanding shares of common stock and no issued or outstanding shares of preferred stock.

Since the Company is a "foreign private issuer", its insiders are exempt from the reporting requirements of Sections 16(a) of the United States Securities Exchange Act of 1934, as amended (the "1934 Act"). Among other things, Section 16(a) of the 1934 Act requires certain "reporting persons" of any issuer with any class of equity securities registered under Section 12 of the 1934 Act to file with the United States Securities and Exchange Commission reports of ownership and changes in ownership of securities of the registered class. Reporting persons consist of directors, executive officers and beneficial owners of more than 10% of the securities of the registered class. The Company is aware that certain persons who would be subject to such reporting requirements, but for the fact that the Company is a "foreign private issuer", have voluntarily filed reports under Section 16(a) of the 1934 Act during the year ended July 31, 2000. However, the Company is not in a position to comment on the completeness of such filings.

To the knowledge of the Company, the following beneficially own, directly or indirectly, shares carrying more than five percent (5%) of the voting rights attached to all shares of the Company:


------------------------------------------------------------------------------------------
                                                AMOUNT AND NATURE
                       NAME AND ADDRESS OF      OF BENEFICIAL
TITLE OF CLASS         BENEFICIAL OWNER         OWNERSHIP (2)       PERCENT OF CLASS
------------------------------------------------------------------------------------------
Common Stock           Simon Archdale           2,340,000                 16.1%
                       Chalet Trois Nicholas
                       Courtavey, Crans
                       Montana
                       Valais Switzerland
------------------------------------------------------------------------------ -----------
Common Stock           TRW Inc.                   900,000                  6.2%
                       1900 Richmond Rd.
                       Cleveland, OH
                       44124
------------------------------------------------------------------------------------------


The following table shows: (i) the number of shares of common stock beneficially owned by each of the directors and the Named Executive Officers and all directors and executive officers as a group as of September 30, 2000 (excluding shares which such persons have the right to acquire within 60 days of September 30, 2000 but do not actually own), (ii) the number of shares of common stock which each of such persons has the right to acquire within 60 days of September 30, 2000 but does not actually own, (iii) the total number of shares of common stock which each of such persons owns as of September 30, 2000 and has the right to acquire within 60 days of September 30, 2000, and the percent of class.


-----------------------------------------------------------------------------------------
                Name                           Total Number of Shares        Percent of Class
                                                 Beneficially Owned
-----------------------------------------------------------------------------------------
             Directors:

-----------------------------------------------------------------------------------------
Lawrence Becerra (1)                                     162,303                     1.12%
-----------------------------------------------------------------------------------------
John Bolegoh (2)                                          91,604                     0.63%
-----------------------------------------------------------------------------------------
Kevin Carlson (3)                                         42,570                     0.29%
-----------------------------------------------------------------------------------------
Bernard Pinsky (4)                                        40,000                     0.28%
-----------------------------------------------------------------------------------------
Robert Rudman (5)                                        207,024                     1.43%
-----------------------------------------------------------------------------------------
Dana Stonerook                                               Nil                       Nil
-----------------------------------------------------------------------------------------

Named Executive Officers who are
not Directors or Nominees

-----------------------------------------------------------------------------------------
Ian Bateman (6)                                           41,500                     0.29%
-----------------------------------------------------------------------------------------
Shawn Lammers (7)                                         35,019                     0.24%
-----------------------------------------------------------------------------------------

Total Directors / Executive
Officers                                                 620,020                     4.27%
(8 persons)
-----------------------------------------------------------------------------------------

(1) Mr. Becerra has incentive stock options for the right to purchase up to an aggregate of 55,000 shares of common stock and warrants for the right to purchase up to an aggregate of 28,803 shares of common stock. The options and warrants are immediately exercisable.

(2) Includes 47,080 Common Shares owned by Mr. Bolegoh's wife and children. Mrs. Bolegoh has sole voting and dispositive power with respect to her shares, and Mr. Bolegoh disclaims beneficial ownership of such shares. Mr. Bolegoh has incentive stock options for the right to purchase up to an aggregate of 12,500 shares of common stock. All options are immediately exercisable.

(3) Mr. Carlson has incentive stock options for the right to purchase an aggregate of 110,000 shares of common stock. The options vest over time and currently 32,000 options are immediately exercisable.

(4) Mr. Pinsky has incentive stock options for the right to purchase an aggregate of 40,000 shares of common stock. The options are immediately exercisable.

(5) Mr. Rudman has incentive stock options for the right to purchase 175,000 shares of common stock. The options vest over time and currently 161,000 options are immediately exercisable.

(6) Mr. Bateman has incentive stock options for the right to purchase 87,500 shares of common stock. The options vest over time and currently 41,500 options are immediately exercisable.

(7) Mr. Lammers has incentive stock options for the right to purchase 87,500 shares of common stock. The options vest over time and currently 33,500 options are immediately exercisable.

(8) Based on beneficial shares owned, directly or indirectly, or over which control or direction is exercised at September 30, 2000. The issued and outstanding Common Shares of the Company at September 30, 2000 were 14,506,297.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Becerra is a principal of West Sussex Trading Inc. During the year ended July 31, 2000 the Company paid $470,191 for consulting services and financing fees on the private sale of its common stock and issued 86,409 share purchase warrants at an exercise price of US$2.00, expiring at dates ranging from October 15, 2002 to March 31, 2003, for financing services to West Sussex Trading Inc.

Mr. Pinsky is a partner of Clark, Wilson. During the year ended July 31, 2000 the Company paid $149,485 to Clark, Wilson for legal services.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

           Consolidated Financial Statements. See "Index" on Page F-1

           Auditor's Report, dated September 13, 2000;

           Consolidated Balance Sheets at July 31, 2000 and July 31, 1999;

           Consolidated Statements of Income (Loss) and Deficit for the Years Ended July 31, 2000 and July 31, 1999;

           Consolidated Statements of Cash Flows for the Years Ended July 31, 2000 and July 31, 1999;

           Notes to Consolidated Financial Statements.

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

                                  SMARTIRE SYSTEMS INC.
Date: October 27, 2000
                      By:         /s/ ROBERT V. RUDMAN
                           ----------------------------------
                              Robert V. Rudman, CA
                             President, Chairman and
                             Chief Executive Officer



        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON OCTOBER 27, 2000:


NAME                                        TITLES
----                                        ------
/s/ ROBERT V. RUDMAN                          Director, President, Chairman and
---------------------------------------------  Chief Executive Officer
Robert V. Rudman                              (Principal Executive Officer)


/s/ JOHN I. BOLEGOH                           Director, and Technical Services
--------------------------------------------  Manager
John I. Bolegoh


/s/ KEVIN A. CARLSON                          Director, Chief Financial Officer,
--------------------------------------------- General Manager and Corporate
Kevin A. Carlson                              Secretary (Principal Financial Officer and
                                              Principal Accounting Officer)

/s/ BERNARD PINSKY                            Director
---------------------------------------------
Bernard Pinsky



                 SMARTIRE SYSTEMS INC.

                 Consolidated Financial Statements

                 Years ended July 31, 2000 and 1999

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


Robert V. Rudman                                   Kevin A. Carlson
Chief Executive Officer                            Chief Financial Officer

AUDITORS' REPORT TO THE SHAREHOLDERS


We have audited the consolidated balance sheets of SmarTire Systems Inc. as at July 31, 2000 and 1999 and the consolidated statements of income (loss) and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles. As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied, after giving retroactive effect to the change in accounting for income taxes as described in note 3 to the consolidated financial statements, on a consistent basis.

Canadian generally accepted accounting principles differ in certain significant respects from accounting principles generally accepted in the United States. The application of United States accounting principles to these financial statements would have affected net income (loss) and amounts reported in the consolidated balance sheet to the extent summarized in Note 14.





KPMG LLP

Chartered Accountants

Vancouver, Canada

September 13, 2000

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in Canadian Dollars)

July 31, 2000 and 1999

---------------------------------------------------------------------------------------
                                                                 2000              1999
---------------------------------------------------------------------------------------
Assets

Current assets:
    Cash and cash equivalents                           $  14,512,558     $     422,982
    Short-term investments                                         -          2,062,013
    Receivables                                               114,278         1,104,456
    Inventory (note 4)                                        265,190           225,514
    Prepaid expenses                                          155,178           128,988
---------------------------------------------------------------------------------------
                                                           15,047,204         3,943,953
Capital assets (note 5)                                       919,169           523,481
---------------------------------------------------------------------------------------
                                                        $  15,966,373     $   4,467,434
=======================================================================================


Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities            $     739,155     $   1,892,503

Shareholders' equity:
    Share capital (note 8)                                 47,980,411        38,640,478
    Contributed surplus (note 8(b)(ii))                     2,420,677                -
    Equity component of warrants (note 8(b)(ii))                   -          2,420,677
    Deficit                                               (35,173,870)      (38,486,224)
---------------------------------------------------------------------------------------
                                                           15,227,218         2,574,931

Commitments and contingencies (note 12)

---------------------------------------------------------------------------------------
                                                        $  15,966,373     $   4,467,434
=======================================================================================


See accompanying notes to consolidated financial statements.

On behalf of the Board:


/s/ ROBERT RUDMAN Director                    /s/ BERNARD PINSKY Director
------------------                            ------------------

SMARTIRE SYSTEMS INC.
Consolidated Statements of Income (Loss) and Deficit
(Expressed in Canadian Dollars)

Years ended July 31, 2000 and 1999

---------------------------------------------------------------------------------------
                                                                 2000              1999
---------------------------------------------------------------------------------------
Revenue                                                 $   1,100,821     $   2,677,935

Cost of goods sold                                            500,139         2,184,048
---------------------------------------------------------------------------------------
                                                              600,682           493,887

Expenses and other:
    Marketing                                               3,029,695         4,279,228
    General and administrative                              4,448,639         4,171,275
    Engineering, research and development (note 6)          2,086,096         8,739,092
    Depreciation and amortization                             261,595           607,559
    Foreign exchange loss (gain)                              (23,460)          158,757
    Interest income                                          (312,405)         (275,776)
---------------------------------------------------------------------------------------
                                                            9,490,160        17,680,135
---------------------------------------------------------------------------------------
Net loss                                                   (8,889,478)      (17,186,248)

Other income:
    Gain on sale of investment (note 7)                    12,201,832                -
---------------------------------------------------------------------------------------

Net income (loss)                                           3,312,354       (17,186,248)

Deficit, beginning of year                                (38,486,224)      (21,299,976)
---------------------------------------------------------------------------------------

Deficit, end of year                                    $ (35,173,870)    $ (38,486,224)
=======================================================================================

Basic and diluted income (loss) per share               $        0.25     $       (1.69)
=======================================================================================


See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)

Years ended July 31, 2000 and 1999

-------------------------------------------------------------------------------------------------------
                                                                               2000              1999
-------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
    Net income (loss)                                                  $  3,312,354       $(17,186,248)
    Items not affecting cash:
        Depreciation and amortization                                       261,595            607,559
        Remuneration in shares                                               33,011            311,777
        Special charges in research and product development                       -          7,280,299
        Gain on sale of investment                                      (12,201,832)                 -
    Changes in non-cash working capital:
        Receivables                                                         990,178           (377,263)
        Inventory                                                           (39,676)        (5,156,467)
        Prepaid expenses                                                    (26,190)           (22,031)
        Supplier prepayments                                                      -          1,466,791
        Accounts payable and accrued liabilities                         (1,153,348)         1,090,671
-------------------------------------------------------------------------------------------------------

    Net cash used in operating activities                                (8,823,908)       (11,984,912)
-------------------------------------------------------------------------------------------------------

Investing activities:
    Purchase of capital assets                                             (657,283)          (305,726)
    Purchase of investment (note 7)                                      (1,392,330)                 -
    Purchase of other assets                                                      -             (7,750)
    Purchase of short-term investments                                            -         (2,062,013)
    Redemption of short-term investments                                  2,062,013                  -
    Net proceeds on sale of investment (note 7)                          13,649,607                  -
-------------------------------------------------------------------------------------------------------

    Net cash from (used) in investing activities                         13,662,007         (2,375,489)
-------------------------------------------------------------------------------------------------------

Financing activities
    Issuance of common shares                                             9,251,477          6,065,125
-------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     14,089,576         (8,295,276)

Cash and cash equivalents, beginning of year                                422,982          8,718,258
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                 $ 14,512,558       $    422,982
=======================================================================================================

Supplementary information:
    Interest paid                                                      $     23,413       $     11,101
    Income taxes paid                                                             -                  -
Non-cash investing and financing activities:
    Purchase of investment through issuance of common shares                 55,445                  -
    Write-down of other assets                                                    -            383,542
    Write-down of capital assets                                                  -            206,118
    Conversion of the equity component of warrants to common
      shares upon exercise or contributed surplus upon expiration         2,420,677          1,594,323
    Remuneration in shares                                                   33,011            311,777
=======================================================================================================

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

Years ended July 31, 2000 and 1999

------------------------------------------------------------------------------


    1.  OPERATIONS:

    The Company and its subsidiaries develop and market products incorporating wireless data transmission and processing technologies, primarily for the automotive markets. The Company's primary product is a wireless tire monitoring system which it currently markets for use on passenger vehicles and other pneumatic tire applications. All sales of its product are made in this industry segment.

    The Company has incurred recurring operating losses and has a deficit of $35,173,870 as at July 31, 2000. The Company will ultimately be required to generate profitable operations in order to continue as a going concern.



2.  SIGNIFICANT ACCOUNTING POLICIES:

    (a) Basis of presentation:

        These financial statements include the accounts of the Company and its wholly-owned subsidiaries, SmarTire USA Inc., SmarTire (Europe) Ltd., and SmarTire Technologies Inc. All intercompany balances and transactions have been eliminated.

        The audited consolidated financial statements have been prepared in Canadian dollars in accordance with Canadian generally accepted accounting principles and conform, in all material respects, with those established in the United States except as explained in note 14.

    (b) Research and development costs:

        Research costs are expensed as incurred. Development costs are charged to expense as incurred unless the Company believes the development project meets stringent criteria for deferral and amortization. 1999 development expenses include the write-down of product inventory and related production equipment and deferred development costs to their net realizable value based upon their forecasted sales levels. No development costs have been deferred at July 31, 2000.

    (c) Cash and cash equivalents:

        Cash and cash equivalents includes investments in short-term investment with a term to maturity when acquired of 90 days or less.

    (d) Short-term investments:

        Short-term investments, all of which are categorized as available for sale, are carried at lower of cost and quoted market value.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, page 2
(Expressed in Canadian Dollars)

Years ended July 31, 2000 and 1999

------------------------------------------------------------------------------


2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    (e) Inventory:

        Inventory is valued at the lower of cost and net realizable value. Cost is determined using the weighted average method and includes invoice cost, duties and freight, plus direct labor applied to the product and the applicable share of manufacturing overhead.

    (f) Capital assets:

        Capital assets are recorded at cost. Depreciation of computer hardware and software and office and shop equipment is provided for on the declining balance basis at 30% per annum. Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease.

    (g) Impairment of long-lived assets:

        The Company monitors the recoverability of long-lived assets, including capital assets, based on estimates using factors such as future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or be realized on sale. The Company's policy is to write down assets to their net recoverable amount, being the undiscounted expected future cash flows, in the period when it is determined that the carrying amount of the asset is not likely to be recovered.

    (h) Revenue recognition:

        The Company recognizes revenue from sales of products upon the later of transfer of title or upon shipment of the product to the customer. The Company records deferred revenue when cash is received in advance of the revenue recognition criteria being met.

    (i) Income (loss) per share:

        Basic income (loss) per share computations are based on the weighted average number of shares outstanding during the year. Fully diluted earnings (loss) per share calculations assume the exercise of dilutive outstanding stock options and warrants, effective on the later of their respective dates of issue and the beginning of the period presented and that the funds derived therefrom were invested at annual after-tax interest rate of 5%.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, page 3
(Expressed in Canadian Dollars)

Years ended July 31, 2000 and 1999

------------------------------------------------------------------------------
2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    (j) Income taxes:

        The Company follows the asset and liability method for accounting for income taxes. Under this method, future income taxes are recognized for the future income tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The resulting changes in the net future tax asset or liability are included in income. Future tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on future income tax assets and liabilities of a change in tax rates is included in income in the period that includes the substantial enactment date. Future income tax assets are evaluated and if realization is not considered "more likely than not", a valuation allowance is provided.

    (k) Foreign currency translation:

        The Company's functional or primary operating currency is the Canadian dollar. Monetary items denominated in a foreign currency are translated to Canadian dollars at exchange rates in effect at the balance sheet date and non-monetary items are translated at rates of exchange in effect when the assets were acquired or obligations incurred. Revenues and expenses are translated at rates in effect at the time of the transactions. Foreign exchange gains and losses are included in income.

    (l) Use of estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts to revenues and expenses during the reporting period. Significant areas requiring the use of estimates include estimating the net realizable value of inventory and the net recoverable amount of long-lived assets. Actual results may differ from those estimates.

    (m) Stock-based compensation plans:

        The Company has three stock-based compensation plans which are described in note 8. No compensation expense is recognized when stock options are issued pursuant to the plans. Consideration paid for shares on exercise of the stock options is credited to share capital.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, page 4
(Expressed in Canadian Dollars)

Years ended July 31, 2000 and 1999

------------------------------------------------------------------------------


3.  CHANGE IN ACCOUNTING POLICY:

    Beginning July 31, 2000, the Company adopted new recommendations of The Canadian Institute of Chartered Accountants ("CICA") for the accounting for income taxes. The new standard requires the use of the asset and liability method for accounting for income taxes as described in Note 2(j).

    Prior to adoption of this new accounting standard, income tax expense was determined using the deferral method. Under this method, deferred income tax expense was determined based on "timing differences" (differences between the accounting and tax treatment of items of expense or income), and were measured using the tax rates in effect in the year the differences originated. Certain deferred tax assets, such as the benefit of tax losses carried forward, were not recognized unless there was virtual certainty that they would be realized.

    The Company has adopted this standard retroactively and has not recognized any future tax asset or liability in the current or prior periods. Accordingly, the adoption of the new accounting standards does not result in a restatement of the prior period financial statements.

4.  INVENTORY:

----------------------------------------------------------------------------------------------
                                                                 2000              1999
----------------------------------------------------------------------------------------------
    Raw materials                                       $     239,852     $          -
    Finished goods                                             25,338           225,514
----------------------------------------------------------------------------------------------
                                                        $     265,190     $     225,514
==============================================================================================


    During 1999, the Company wrote-down its inventory by $6,690,639 to reflect its lower of cost and net realizable value as discussed in note 6.


5.  CAPITAL ASSETS:

---------------------------------------------------------------------------------------------------------
                                               2000                                    1999
                               ------------------------------------  ------------------------------------
                                          Accumulated      Net Book              Accumulated     Net Book
                                    Cost Depreciation        Value        Cost  Depreciation        Value
---------------------------------------------------------------------------------------------------------
    Computers and software    $  509,052    $ 295,010    $ 214,042    $ 419,786    $ 214,531    $ 205,255
    Office and shop equipment    941,430      312,205      629,225      380,392      166,175      214,217
    Leasehold improvements       129,002       53,100       75,902      130,089       26,080      104,009
---------------------------------------------------------------------------------------------------------
                              $1,579,484    $ 660,315    $ 919,169    $ 930,267    $ 406,786    $ 523,481
=========================================================================================================


    During 1999 the Company recognized an impairment loss of $206,118 relating to its production equipment as discussed in note 6.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, page 5
(Expressed in Canadian Dollars)

Years ended July 31, 2000 and 1999

------------------------------------------------------------------------------


6. SPECIAL CHARGES - WRITE-DOWN OF INVENTORY AND IMPAIRMENT OF LONG-LIVED
   ASSETS:

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


7.  GAIN ON SALE OF INVESTMENT:

    During the current fiscal year the Company made an investment in Transense Technologies plc ("Transense") through the issuance of 25,000 common shares of the Company valued at $55,445, based on the market value of the Company's stock at the date of investment, plus cash of $238,380 in exchange for 250,000 common shares and 250,000 share purchase warrants of Transense. The Company exercised the Transense warrants at a cost of $1,153,950 and sold all its Transense common shares for net cash proceeds of $13,649,607. The Company still retains its rights under the license agreement with Transense. Under the terms of the agreement, the Company has a worldwide non-exclusive license to Transense's surface acoustic wave technology for certain tire pressure monitoring applications.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, page 6
(Expressed in Canadian Dollars)

Years ended July 31, 2000 and 1999

------------------------------------------------------------------------------


8.  SHARE CAPITAL:
    (a) Authorized:

        (i)  Common shares 199,818,749 without par value

        (ii) Preferred shares 20,000 with par value of $1,000 per share

      (b) The subscribed and issued share capital of the Company is as follows:

---------------------------------------------------------------------------------------------
                                                                     Common
                                                                     Shares            Amount
---------------------------------------------------------------------------------------------
        Balance at July 31, 1998                                  9,406,782     $  30,669,253

        Issued during the year ended July 31, 1999
        Exercise of stock options                                    18,500            56,380
        Exercise of warrants (net of issuance costs of
          $539,348)                                               1,688,416         6,008,745
        Remuneration in shares (note 10)                            110,000           311,777
        Escrow shares cancelled during the year (note 8(b)(i))     (181,251)               -
        Conversion from equity component of warrants
          (note 8(b)(ii))                                                 -         1,594,323
---------------------------------------------------------------------------------------------

        Balance at July 31, 1999                                 11,042,447        38,640,478

        Cash (net of issuance costs of $748,029)
          (note 8(b)(iii))                                        3,415,250         9,246,794
        Purchase of investment (note 7)                              25,000            55,445
        Exercise of stock options                                     1,600             4,683
        Remuneration in shares (note 10(i))                          13,500            33,011
---------------------------------------------------------------------------------------------

        Balance at July 31, 2000                                 14,497,797     $  47,980,411
=============================================================================================


        (i)During 1999, the Company cancelled 181,251 common shares originally in escrow, reducing the authorized capital from 200,000,000 common shares without par value to 199,818,749 common shares without par value. These shares are considered to be a separate sub-classification of shares by virtue of their significant conditions and nominal value paid out at the time of issuance, therefore no dollar value has been attributed thereto at the time of their cancellation.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, page 7
(Expressed in Canadian Dollars)

Years ended July 31, 2000 and 1999

-------------------------------------------------------------------------------


8.  SHARE CAPITAL (CONTINUED):

    (b) The subscribed and issued share capital of the Company is as follows (continued):

      (ii) A value had been assigned to the 1998 share purchase warrants issued totaling $4,015,000 and had been recorded as a separate component of shareholders' equity. During 1999, share purchase warrants were exercised which reduced the equity component of warrants by $1,594,323 to $2,420,677. During 2000, 1,963,265 share purchase warrants expired which reduced the equity component of warrants to nil and increased contributed surplus to $2,420,677.

      (iii) The Company completed various private sales of its common stock during the year for net proceeds of $9,246,794 from the issuance of 3,415,250 common shares at a price of $US 2.00 per share. Of the total shares sold, 1,505,000 were issued in October 1999 and additional 1,910,250 were issued in March 2000.

    (c) Stock based compensation plans:

        At July 31, 2000, the Company has three stock-based compensation plans that are described below.

        The Company has three fixed stock option plans.

      (i) Prior to 1998, the Company had an initial plan whereby the Company could grant employees options to purchase common stock.

      (ii) Under the "1998 US Stock Incentive Plan" the Company may grant options to its employees for up to 300,000 common shares.

      (iii) Under the "1998 Stock Incentive Plan" the Company may grant options to its employees for up to 600,000 common shares.

    A summary of fixed stock option transactions and balances during the two years ended July 31, 2000 is as follows:

---------------------------------------------------------------------------------------
                                                         2000                     1999
---------------------------------------------------------------------------------------

                                                      Weighted                 Weighted
                                                       average                  average
                                                      exercise                 exercise
                                          Shares         price     Shares         price
---------------------------------------------------------------------------------------
    Outstanding, beginning of year       670,425      $   5.24    555,175       $  4.27
        Options granted                  674,500          4.14    297,500          6.37
        Options exercised                 (1,600)        (2.93)   (18,500)        (3.05)
        Options forfeited               (345,700)        (4.96)  (163,750)        (4.29)
---------------------------------------------------------------------------------------
    Outstanding, end of year             997,625      $   4.58    670,425       $  5.24
=======================================================================================


SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, page 8
(Expressed in Canadian Dollars)

Years ended July 31, 2000 and 1999

-------------------------------------------------------------------------------


8.  SHARE CAPITAL (CONTINUED):

----------------------------------------------------------------------------------------------
                                   Options outstanding             Options exercisable
                                    at July 31, 2000                at July 31, 2000
                        -------------------------------------- ---------------------
                                          Weighted
                                           average    Weighted
                                         remaining     average                 Weighted
    Range of                  Number   contractual    exercise      Number      average
    exercise prices      outstanding          life       price exercisable        price
----------------------------------------------------------------------------------------------
    $2.60 - 4.60             872,625          3.78    $   4.31     505,825      $  3.96
    $4.61 - 6.60             125,000          3.49        6.46     125,000         6.46
----------------------------------------------------------------------------------------------

    $2.60 - 6.60             997,625          3.74    $   4.58     630,825      $  4.45
==============================================================================================


    (d) Warrants:

        As at July 31, 2000, warrants were outstanding for 469,717 (1999 - 1,963,265) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from US$1.50 to US$2.00 (1999 - $3.60 to $16.00) per share that expire on various dates until March 31, 2003.


9.  FINANCIAL INSTRUMENTS:

    (a) Fair value disclosure:

        The carrying values of cash and cash equivalents, receivables and accounts payable and accrued liabilities approximate their fair values due to the short-term maturity of these instruments.

    (b) Credit risk:

        The majority of the Company's activities are concentrated in the automotive industry and a few major customers (note 13). To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses.

    (c) Foreign currency risk:

        The Company operates internationally which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, page 9
(Expressed in Canadian Dollars)

Years ended July 31, 2000 and 1999

------------------------------------------------------------------------------

9.  FINANCIAL INSTRUMENTS (CONTINUED):

    (d) Convertible debt instruments and warrants:

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

10. RELATED PARTY TRANSACTIONS:

    Included in receivables are amounts due from directors and shareholders of the Company totaling $Nil as at July 31, 2000 (1999 - $113,317).

    During the year ended July 31, 2000, the Company:

    (a) Paid $470,191 (1999 - $237,663) for consulting services and financing fees on the private sales of its common stock and issued 86,409 share purchase warrants at an exercise price of US $2.00, expiring at dates ranging from October 15, 2002 to March 31, 2003, for financing services to a company in which a director of the Company has significant influence. The director also received 30,000 options (1999 - nil) from the Company during the year.

    (b) Paid $149,485 (1999 - $170,413) for legal fees to a legal firm in which a director of the Company is a partner. The director also received 15,000 options (1999 - 25,000) from the Company during the year.

11. INCOME TAXES:

    (a) Effective tax rate:

    The effective income tax rates differ from the Canadian Statutory rates for the following reasons:

=======================================================================================
                                                                     2000          1999
---------------------------------------------------------------------------------------
    Combined Canadian federal and provincial income taxes
      at expected rate of 45.6%                              $  1,510,434   $(7,822,354)
    Foreign losses tax affected at lower rates                    465,023       736,016
    Permanent and other differences                            (1,957,866)       28,740
    Change in valuation allowance                                 (17,591)    7,057,598
---------------------------------------------------------------------------------------

                                                             $         -    $        -
=======================================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, page 10
(Expressed in Canadian Dollars)

Years ended July 31, 2000 and 1999

-------------------------------------------------------------------------------


11. INCOME TAXES (CONTINUED):

    (b) Future tax assets and liabilities:

=======================================================================================
                                                                     2000          1999
---------------------------------------------------------------------------------------
    Future tax assets:
        Accounting depreciation in excess of cost            $    833,738   $   733,116
        Loss carryforwards                                     13,517,022    13,784,380
        Scientific research and development expenses              648,504       648,504
        Share issue costs                                         618,579       495,454
        Others                                                    318,189       292,169
---------------------------------------------------------------------------------------

    Total gross future tax assets                              15,936,032    15,953,623
    Less valuation allowance                                  (15,936,032)  (15,953,623)
---------------------------------------------------------------------------------------

    Net future tax assets                                    $         -    $        -
=======================================================================================


    In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will be realized. The ultimate realization of the future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
    For Canadian tax purposes, the Company has approximately $21,300,000 of non-capital losses for income tax purposes available at July 31, 2000 to reduce taxable income of future years. These losses will expire as follows:

    2001                                                                    $   200,000
    2002                                                                        400,000
    2003                                                                      2,800,000
    2004                                                                      3,600,000
    2005                                                                      4,200,000
    2006                                                                     10,100,000
---------------------------------------------------------------------------------------
                                                                            $21,300,000
=======================================================================================


    Additionally, for Canadian tax purposes, the Company has scientific research and development expenditures of $1,400,000 available to reduce future taxable income indefinitely.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, page 11
(Expressed in Canadian Dollars)

Years ended July 31, 2000 and 1999

-------------------------------------------------------------------------------


11. INCOME TAXES (CONTINUED):

    For United States tax purposes, the Company has approximately $6,200,000 of non-capital losses for income tax purposes available at July 31, 2000 to reduce taxable income of future years. These losses will expire as follows:

    2012                                                                  $  200,000
    2013                                                                   1,400,000
    2019                                                                   2,600,000
    2020                                                                   2,000,000
------------------------------------------------------------------------------------
                                                                          $6,200,000
====================================================================================


    For United Kingdom tax purposes, the Company has approximately $4,800,000 of non-capital losses for income tax purposes available at July 31, 2000 to reduce taxable income of future years. These losses may be carried forward indefinitely.


12. COMMITMENTS AND CONTINGENCIES:

    (a) The Company is committed to the following payments under operating leases, and service agreements for premises and certain equipment and consultants:


        2001                                                                $562,000
        2002                                                                $302,000
        2003                                                                $291,000
        2004                                                                $287,000
        2005                                                                $287,000
====================================================================================


    (b) Cash and short-term investments are used to secure a letter of credit and credit card advances in the amount of $62,000 (1999-$1,210,255). During August 1999 the letter of credit in the amount of $1,130,250 was cancelled.


13. SEGMENTED INFORMATION:

    The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on the one operating segment.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, page 12
(Expressed in Canadian Dollars)

Years ended July 31, 2000 and 1999

-------------------------------------------------------------------------------


13. SEGMENTED INFORMATION (CONTINUED):

    Substantially all revenue is derived from sales to North American and European customers. Geographic information is as follows:

----------------------------------------------------------------------------------
                                                   Revenue from external customers
                                                               2000           1999
----------------------------------------------------------------------------------
    North America                                        $  822,312     $1,488,509
    Europe                                                  278,509      1,189,426
----------------------------------------------------------------------------------

                                                         $1,100,821     $2,677,935
==================================================================================


    Major customers, representing 10% or more of total sales, include:

----------------------------------------------------------------------------------
                                                             2000             1999
----------------------------------------------------------------------------------
    Customer A                                           $    -         $1,050,000
    Customer B                                            156,198          440,000
    Customer C                                            298,391          388,000
==================================================================================


14. UNITED STATES ACCOUNTING PRINCIPLES:

    The Company's financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). A reconciliation of financial statement amounts from Canadian generally accepted accounting principles to United States generally accepted accounting principles is as follows:

    (a) Loss and deficit:


----------------------------------------------------------------------------------
                                                                  2000        1999
----------------------------------------------------------------------------------
                                                            (thousands of dollars)
    Net income (loss) in accordance with Canadian GAAP        $  3,312    $(17,186)
    Effects of differences in accounting for:
        Research and development costs                              -           97
        Compensation cost (d)                                     (589)          -
----------------------------------------------------------------------------------

    Net income (loss) in accordance with United States GAAP      2,723     (17,089)
    Beginning deficit in accordance with United States GAAP    (39,102)    (22,013)
----------------------------------------------------------------------------------
    Ending deficit in accordance with United States GAAP      $(36,379)   $(39,102)
==================================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, page 13
(Expressed in Canadian Dollars)

Years ended July 31, 2000 and 1999

-------------------------------------------------------------------------------


14. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED):

    (b) Shareholders' equity:

        During the year, the Company agreed to issue warrants to purchase 119,717 common shares of $US 2.00 per share for consulting and advisory services in connection with the private placement. The warrants will expire between October 15, 2001 and March 31, 2003. Under United States GAAP, the estimated fair value of these warrants should be recorded as a charge against share capital and a corresponding credit to equity component of warrant. The fair value of these warrants at the date of grant was $267,857.

    (c) Provision for write-down of inventory:

        Under United States GAAP, provision for write-down of inventory should be included in cost of goods sold. In the statement of operations in accordance with Canadian GAAP, this amount is included in engineering, research and development expense. Due to this, the cost of goods sold for 1999, in accordance with United States GAAP will increase by $6,690,639 (note 4) and engineering, research and development expense will decrease by the same amount with no impact on net income.

    (d) Compensation expense:

        Under United States generally accepted accounting principles warrants issued to non-employees for other than employment services are recorded as a compensation cost. Under Financial Accounting Standards No. 123, the fair value of each warrant issued is estimated on the date of issue using the Black-Scholes option pricing model with the following weighted average assumptions:

        Expected dividend yield                                                       0%
        Risk-free interest rate                                                       6%
        Expected volatility                                                         202%
        Expected life (in years)                                                  2 to 3

    (e) Income (loss) per share:

        The weighted average number of shares and income (loss) per share under United States GAAP are as follows:

----------------------------------------------------------------------------------------------
                                                                  2000             1999
----------------------------------------------------------------------------------------------
        Weighted average number of shares                    13,159,385      10,192,024
        Basic income (loss) per share                    $          .21    $      (1.68)

        Diluted weighted average number of shares            13,159,385       10,192,024
        Diluted income (loss) per share                             .21           (1.68)
==============================================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements, page 14
(Expressed in Canadian Dollars)

Years ended July 31, 2000 and 1999

------------------------------------------------------------------------------


14. UNITED STATES ACCOUNTING PRINCIPLES (CONTINUED):

    (e) Income (loss) per share (continued):

        Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128") Earnings per Share for United States GAAP purposes, on a retroactive basis. Under FAS 128, basic loss per common share, similar to Canadian GAAP, is based on the weighted average number of common shares outstanding during the year.


15. COMPARATIVE FIGURES:

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

     3.7       Special Resolution and Altered memorandum of UniComm Signal Inc. dated October
               28, 1994 (1)

     3.8       Special Resolution and Altered memorandum of UniComm Signal Inc. dated January
               17, 1997 (1)

     3.9       Special Resolution and Altered memorandum of SmarTire Systems Inc. dated
               November 17, 1995 (1)

    3.10       Special Resolution and Altered memorandum of SmarTire Systems Inc. dated
               January 16, 1998 (1)

    10.1       Supply Agreement dated April 20, 1998 between the Company and TRW Inc. (1) (2)

    10.2       Technical Cooperation Agreement dated as of April 20, 1998 between the Company and TRW Inc. (1) (2)

    10.3       License Agreement dated as April 20, 1998 between the Company and TRW Inc. (1)
               (2)

    10.4       Product Licensing Agreement dated May 5, 1998 between the Company and
               Advantage Enterprises Inc. (2) (3)

    10.5       Distribution Agreement dated March 28, 1995 between the Company and the
               Haulpak Division of Komatsu Dresser Company. (1)

    10.6       Letter Agreement dated December 4, 1996 between the Company and Pi Research
               Limited. (1)



        10.7   ASIS Development 1 Purchase Contract between SensoNor asa, TRW Inc. and
               SmarTire Systems Inc. dated as of September 1, 1998. (4)

        10.8   Release and Settlement Agreement between SmarTire Systems Inc and Joseph
               Merback dated as of June 4, 1999. (4)

        10.9   Management agreement between the Company and Kevin Carlson dated as of August
               1, 1999. (5)

        10.10  Management agreement between SmarTire USA Inc. and Mark Desmarais and SmarTire
               Systems Inc. dated as of June 1, 1999. (6)

        10.11  Management Agreement between the Company and Shawn Lammers dated as of August
               1, 1999. (6)

        10.12  Management Agreement between the Company and Robert Rudman dated as of August
               1, 1999. (6)

        10.13  Management Agreement between SmarTire Europe Limited and Ian Bateman dated as of December 9, 1999. (6)

        10.14  ASIS Development / Purchase Agreement dated as of December 13, 1999 between the Company and Sensonor ASA. (6) (2)

        10.15  License Agreement dated September 20, 1999 between the Company and Transense
               Technologies plc. (6) (2)

        11.1   **Computation of Earnings Per Share

        27.1   **Financial Data Schedule

----------------------

        **     Filed Herewith

        (1) Incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on August 18, 1998.

        (2) Portions of the Exhibit have been omitted pursuant to an order granting confidential treatment under the Securities Exchange Act of 1934.

        (3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended April 30, 1998.

        (4) Incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on October 29, 1999

        (5) Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on December 17, 1999.

        (6) Incorporated by reference to Form 10-QSB filed with the Securities and Exchange Commission on March 16, 2000.