Form 10QSB
period 2000-10-31
SMARTIRE SYSTEMS INC
filed 2000-12-14
CIK 1057293

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2000.

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

Yes [X]    No [ ]

As of November 30, 2000, the Company had 14,667,697 shares of common stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one):

Yes [ ]    No [X]

                              SMARTIRE SYSTEMS INC.
                                      INDEX

PART I. FINANCIAL INFORMATION

        ITEM 1.       FINANCIAL STATEMENTS

                      CONSOLIDATED BALANCE SHEETS -
                      OCTOBER 31, 2000 (UNAUDITED) AND JULY 31, 2000

                      CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT (UNAUDITED) -- THREE MONTHS ENDED OCTOBER 31, 2000 AND OCTOBER 31, 1999.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- THREE MONTHS ENDED OCTOBER 31, 2000 AND OCTOBER 31, 1999.

        ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                      OF OPERATION.

PART II. OTHER INFORMATION

        ITEM 2.       CHANGES IN SECURITIES

        ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY ASSUMES NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REGULATED BY LAW.

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire (Europe) Limited and SmarTire Technologies Inc. (the "Company" or "SmarTire") as of October 31, 2000 and for the three month periods ended October 31, 2000 and October 31, 1999 are attached hereto.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in Canadian Dollars)



-------------------------------------------------------------------------------------------
                                                       October 31,             July 31,
                                                          2000                   2000
-------------------------------------------------------------------------------------------
                                                      (Unaudited)
Assets

Current assets
    Cash and cash equivalents                         $ 12,978,571           $ 14,512,558
    Receivables                                            203,797                114,278
    Inventory (note 3)                                     259,652                265,190
    Prepaid expenses                                       256,263                155,178
-------------------------------------------------------------------------------------------
                                                        13,698,283             15,047,204
Capital assets (note 4)                                    941,447                919,169
-------------------------------------------------------------------------------------------
                                                      $ 14,639,730           $ 15,966,373
===========================================================================================


Liabilities and Shareholders' Equity

Current liabilities
    Accounts payable and accrued liabilities          $  1,048,028           $    739,155


Shareholders' equity
    Share capital (note 5)                              48,370,648             47,980,411
    Contributed surplus                                  2,420,677              2,420,677
    Deficit                                            (37,199,623)           (35,173,870)
-------------------------------------------------------------------------------------------
                                                        13,591,702             15,227,218
-------------------------------------------------------------------------------------------
                                                      $ 14,639,730           $ 15,966,373
===========================================================================================


See accompanying notes to consolidated financial statements.


On behalf of the Board


/s/ Robert V. Rudman    Director                /s/ Kevin A. Carlson    Director
--------------------                            --------------------

SMARTIRE SYSTEMS INC.
Consolidated Statements of Loss and Deficit
(Expressed in Canadian Dollars)

(Unaudited)

Three Months ended October 31, 2000 and 1999
-----------------------------------------------------------------------------------------
                                                       2000                   1999
-----------------------------------------------------------------------------------------
Revenue                                            $    268,644           $    294,926

Cost of goods sold                                       89,756                166,797
-----------------------------------------------------------------------------------------
                                                        178,888                128,129
-----------------------------------------------------------------------------------------
Expenses and other:
    Marketing                                           867,995                695,056
    General and administrative                        1,091,343                992,162
    Engineering, research and development               516,352                399,540
    Depreciation and amortization                        73,735                 42,550
    Foreign exchange loss (gain)                       (147,781)                16,226
    Interest income                                    (197,003)               (22,878)
-----------------------------------------------------------------------------------------
                                                      2,204,641              2,122,656
-----------------------------------------------------------------------------------------
Net loss                                              2,025,753              1,994,527

Deficit, beginning of period                         35,173,870             38,486,224
-----------------------------------------------------------------------------------------

Deficit, end of period                             $ 37,199,623           $ 40,480,751
-----------------------------------------------------------------------------------------

Basic and diluted loss per share                   $       0.14           $       0.18
-----------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)

(Unaudited)

Three Months ended October 31, 2000 and 1999
---------------------------------------------------------------------------------------------------
                                                                  2000                    1999
---------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
    Net loss                                                  $ (2,025,753)          $ (1,994,527)
    Items not affecting cash:
         Depreciation and amortization                              73,735                 42,550
    Changes in non-cash working capital:
        Receivables                                                (89,519)               808,914
        Inventory                                                    5,538                 76,613
        Prepaid expenses                                          (101,085)              (321,091)
        Accounts payable and accrued liabilities                   308,873               (957,819)
---------------------------------------------------------------------------------------------------

     Net cash used in operating activities                      (1,828,211)            (2,345,360)
---------------------------------------------------------------------------------------------------

Investing activities:
    Purchase of capital assets                                     (96,013)              (188,939)
---------------------------------------------------------------------------------------------------

Financing activities:
    Redemption of short-term investments                                --              2,062,013
    Issuance of common shares                                      390,237              4,104,077
---------------------------------------------------------------------------------------------------

    Net cash provided by financing activities                      390,237              6,166,090
---------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents            (1,533,987)             3,631,791

Cash and cash equivalents, beginning of period                  14,512,558                422,982
---------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                      $ 12,978,571           $  4,054,773
===================================================================================================


See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

(Unaudited)

Three Months ended October 31, 2000 and 1999

--------------------------------------------------------------------------------



1.     BASIS OF PRESENTATION

       These interim consolidated financial statements have been prepared using generally accepted accounting principles in Canada. The interim financial statements include all adjustments, consisting of normal recurring adjustments which in management's opinion are necessary for a fair presentation of the financial results for the interim periods.

       The disclosures in these statements do not conform in all respects to the requirements of generally accepted accounting principles for annual financial statements. These statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These statements should be read in conjunction with the Company's most recent annual financial statements.


2.     OPERATIONS:

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

       The Company has incurred recurring operating losses and has a deficit of $37,199,623 as at October 31, 2000. The Company will ultimately be required to generate profitable operations in order to continue as a going concern.

3.     INVENTORY:

-----------------------------------------------------
                       October 31,         July 31,
                          2000              2000
-----------------------------------------------------
Raw materials           $239,948          $239,852
Finished goods            19,704            25,338
-----------------------------------------------------
                        $259,652          $265,190
=====================================================


4.     CAPITAL ASSETS:

--------------------------------------------------------------------------------------------------------------------------
                                            October 31, 2000                                 July 31, 2000
                                  --------------------------------------       ------------------------------------------
                                               Accumulated      Net Book                      Accumulated       Net Book
                                  Cost         Depreciation       Value           Cost        Depreciation        Value
--------------------------------------------------------------------------------------------------------------------------
    Computers and software     $  512,368      $  311,203      $  201,165      $  509,052      $  295,010      $  214,042
    Office and shop equipment   1,026,800         362,255         664,545         941,430         312,205         629,225
    Leasehold improvements        136,329          60,592          75,737         129,002          53,100          75,902
--------------------------------------------------------------------------------------------------------------------------
                               $1,675,497      $  734,050      $  941,447      $1,579,484      $  660,315      $  919,169
==========================================================================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

(Unaudited)

Three Months ended October 31, 2000 and 1999

--------------------------------------------------------------------------------


5.     SHARE CAPITAL:

       (a)    Authorized:

              (i)    Common shares 199,818,749 without par value

              (ii)   Preferred shares 20,000 with par value of $1,000 per share

       (b) The subscribed and issued share capital of the Company is as follows:

----------------------------------------------------------------------------------------------
                                                                 Common
                                                                 Shares           Amount
----------------------------------------------------------------------------------------------
        Balance at July 31, 2000                               14,497,797     $ 47,980,411

        Issued during the period ended October 31, 2000
        Exercise of stock options                                   9,900           29,532
        Exercise of warrants                                      160,000          360,705
----------------------------------------------------------------------------------------------

        Balance at October 31, 2000                            14,667,697     $ 48,370,648
==============================================================================================


       (c) A summary of fixed stock option transactions and balances during the period ended October 31, 2000 is as follows:

                                                                             Weighted
                                                                             average
                                                             Options         exercise
                                                           Outstanding        price
----------------------------------------------------------------------------------------
        Balance at July 31, 2000                             997,625         $ 4.58
        Options granted                                       41,000           4.12
        Options exercised                                     (9,900)         (3.05)
        Options forfeited                                    (15,200)         (3.05)
----------------------------------------------------------------------------------------

        Balance at October 31, 2000                        1,013,525         $ 4.64
========================================================================================

       (d)    Warrants:

              As at October 31, 2000, warrants were outstanding for 309,717 (July 31, 2000 -- 469,717) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from US$1.50 to US$2.00 per share and expire on various dates until March 31, 2003.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

(Unaudited)

Three Months ended October 31, 2000 and 1999

--------------------------------------------------------------------------------

6.     RELATED PARTY TRANSACTIONS:

       During the period ended October 31, the Company:

       (a) Paid $27,303 (1999 - $74,826) for consulting services to a company in which a director of the Company has significant influence.

       (b) Paid $36,032 (1999 - $59,480) for legal fees to a legal firm in which a director of the Company is a partner.


7.     SEGMENTED INFORMATION:

       The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Substantially all revenue is derived from sales to North American and European customers. Geographic information is as follows:


-------------------------------------------------------------------------------
                                                Revenue from external customers
                                                     2000           1999
-------------------------------------------------------------------------------
    North America                                 $ 207,747      $ 172,342
    Europe                                           60,897        122,584
-------------------------------------------------------------------------------

                                                  $ 268,644      $ 294,926
===============================================================================


       Major customers, representing 10% or more of total sales, include:


-----------------------------------------------------------------------------
                                                    2000          1999
-----------------------------------------------------------------------------
    Customer A                                    $ 62,136      $ 49,647
    Customer B                                      31,929        45,499
    Customer C                                      51,162            --
    Customer D                                      50,600            --
-----------------------------------------------------------------------------

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

(Unaudited)

Three Months ended October 31, 2000 and 1999

--------------------------------------------------------------------------------


8.     UNITED STATES ACCOUNTING PRINCIPLES:

       The Company's financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). A reconciliation of financial statement amounts from Canadian generally accepted accounting principles to United States generally accepted accounting principles is as follows:

       (a)    Loss and deficit:

----------------------------------------------------------------------------------------------
                                                                   2000              1999
----------------------------------------------------------------------------------------------
                                                                  (thousands of dollars)
    Net loss in accordance with Canadian GAAP                     $ 2,026          $  1,995

    Net loss in accordance with United States GAAP                  2,026             1,995
    Beginning deficit in accordance with United States GAAP        36,379            39,102
----------------------------------------------------------------------------------------------

    Ending deficit in accordance with United States GAAP         $ 38,405          $ 41,097
==============================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the three months ended October 31, 2000 and 1999 should be read in conjunction with the Company's most recent annual financial statements.

The Company's consolidated financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP), the application of which, in the case of the Company, conforms in all material respects for the periods presented with United States GAAP, except as described in note 8 to the interim consolidated financial statements.

Herein all references to the "$" and "CDN$" refer to Canadian Dollars; and all references to "US$" refer to United States Dollars.

In this Report, unless otherwise specified, all dollar amounts are expressed in Canadian Dollars. The Government of Canada permits a floating exchange rate to determine the value of the Canadian Dollar against the U.S. Dollar.

Set forth below is the rate of exchange for the Canadian Dollar at the end of the most recent fiscal year ended July 31, 2000 and the three months ended October 31, 2000 and 1999, average rates for the periods, and the range of high and low rates for the periods. For purposes of this table, the rate of exchange means the noon buying rate in New York City for the cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The table below sets forth the number of Canadian Dollars required under that formula to buy one U.S. dollar. The average rate means the average of the exchange rates on the last day of each month during the period.

U.S. Dollar/Canadian Dollar

                                  Average      Close       High        Low
                                  -------      -----       ----        ---
Three Months Ended 10/31/00        1.49        1.53        1.53        1.47
Three Months Ended 10/31/99        1.48        1.47        1.51        1.46
Fiscal Year Ended   7/31/00        1.47        1.49        1.51        1.44

SmarTire Systems Inc. (together with its subsidiaries, the "Company" or "SmarTire") is engaged in developing and marketing technically advanced tire monitoring systems designed for improved vehicle safety, performance, reliability and fuel efficiency. During the three months ended October 31, 2000, the Company earned revenues primarily from the sale of tire monitoring systems for passenger cars and motorsport applications.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2000 AND OCTOBER 31, 1999

Gross revenue for the three months ended October 31, 2000 was $268,644 compared to $294,926 for the three months ended October 31, 1999. The decrease in revenue for the three months ended October 31, 2000 over the three months ended October 31, 1999 was a result of the following:

Sales of aftermarket passenger car systems decreased to $174,578 for the three months ended October 31, 2000 compared to $199,781 sales for the three months ended October 31, 1999. Sales of OEM passenger car systems increased to $62,136 for the three months ended October 31, 2000 compared to $49,647 for the three months ended October 31, 1999. Sales of the motorsport tire monitoring systems decreased to $31,930 for the three months ended October 31, 2000 from $45,498 in the three months ended October 31, 1999.

Gross margin on product sales increased to 67% for the three months ended October 31, 2000 from 43% for the three months ended October 31, 1999. The increase occurred as the product mix of aftermarket systems sold in 2000 had higher gross margins than the product mix of aftermarket systems sold in 1999. The gross margins continue to be significantly affected by the reduction in carrying value of inventory in the 1999 fiscal year. Gross margins on sales of aftermarket products would be substantially lower if the write down of inventory had not occurred.

Expenses and other increased to $2,204,641 for the three months ended October 31, 2000 from $2,122,656 for the three months ended October 31, 1999, as increases in marketing, general and administration, and engineering, research and development expenses were partially offset by higher foreign exchange gains and interest income.

Marketing expenses increased to $867,995 for the three months ended October 31, 2000 from $695,056 for the three months ended October 31, 1999. The increase was a result of increased expenditures on promotional materials in anticipation of the launch of the Company's second generation products and increased trade show expenditures as the Company attended Automechanika, a major European automotive trade show held once every two years.

General and administrative expenses increased to $1,091,343 for the three months ended October 31, 2000 from $992,162 for the three month period ended October 31, 1999. The increase was due to higher investor relations costs as the Company undertook a comprehensive investor relations program to increase corporate awareness. Wages also increased due to increases in the number of administrative staff and higher wage levels. These increases were partially offset by a decrease in professional fees.

Engineering, research and development expenses were $516,352 for the three months ended October 31, 2000 as compared to $399,540 for the three month period ended October 31, 1999. The increase was attributed to increased expenditures on prototype development including product testing on the next generation products and higher engineering wages, reflecting increased staff for product development activities. These increases were partially offset by a decrease in consulting fees.

The Company earned interest income of $197,003 for the three months ended October 31, 2000 as compared to $22,878 for the three months ended October 31, 1999. This increase was due to higher average cash balances being maintained during the current fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its activities primarily through the issuance and sale of securities. The Company has incurred net operating losses in each year since inception and, as of October 31, 2000, had an accumulated deficit of $37,199,623. Shareholders' equity was $13,591,702 and the Company's working capital was $12,650,255 at October 31, 2000.

The Company's cash position at October 31, 2000 was $12,978,571 as compared to $14,512,558 at July 31, 2000. This decrease was due to the net of funding of the Company's operating, financing and investing activities described below.

For the three months ended October 31, 2000, the Company received proceeds of $360,705 from the exercise of 160,000 warrants and $29,532 from the exercise of 9,900 stock options. The Company used $96,013 for investing activities during the three months ended October 31, 2000 for the purchase of capital assets. The Company used $1,828,211 for operating activities during the three months ended October 31, 2000. The net loss of $2,025,753 was reduced by non-cash charges of $73,735 for depreciation and amortization and a $123,807 increase in non-cash working capital.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On October 2, 2000, the Company issued 160,000 shares of common stock to Bank Vontobel, A.G., a non-U.S. entity, upon exercise of warrants previously granted to it. In exchange for the issuance, the Company received total consideration of $360,705. These securities were issued under an exemption provided by Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended. The common stock issued to this non-U.S. entity was legended to reflect these restrictions and the Company has the right to refuse to register any transfer of these securities not made in accordance with Regulation S.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS:

        The following exhibits are filed hereunder:

        27     Financial Data Schedule (electronic filing only)

        11     Computation of loss per share

(b)     Reports of Form 8-K -- Three months ended October 31, 2000:

October 16, 2000 -- News release issued October 16, 2000 regarding supply agreement with Honeywell

                                   SIGNATURES

    In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       SMARTIRE SYSTEMS INC.
                                       ----------------------------------------
                                                     (Registrant)

Date    December 14, 2000               /s/   ROBERT V. RUDMAN
    -------------------------          ----------------------------------------
                                       Robert V. Rudman
                                       Director, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

Date    December 14, 2000               /s/   KEVIN A. CARLSON
    -------------------------          ----------------------------------------
                                       Kevin A. Carlson
                                       Director, Chief Financial Officer,
                                       Managing Director and Corporate Secretary
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)