Form 10QSB
period 2001-01-31
SMARTIRE SYSTEMS INC
filed 2001-03-15
CIK 1057293

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2001.

[ ] Transition report under section 13 or 15(d) of the Exchange Act for the transition period from _______ to ________.

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

Yes [X] No [ ]

As of February 28, 2001, the Company had 15,117,697 shares of common stock issued and outstanding.

        Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                              SMARTIRE SYSTEMS INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION

        ITEM 1.       FINANCIAL STATEMENTS

                      CONSOLIDATED BALANCE SHEETS -
                      JANUARY 31, 2001 (UNAUDITED) AND JULY 31, 2000

                      CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT (UNAUDITED) - THREE AND SIX MONTHS ENDED JANUARY 31, 2001 AND
                      JANUARY 31, 2000.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - THREE AND SIX MONTHS ENDED JANUARY 31, 2001 AND JANUARY 31, 2000.

        ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                      OF OPERATION.

PART II. OTHER INFORMATION

        ITEM 2.       CHANGES IN SECURITIES

        ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

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

ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire (Europe) Limited and SmarTire Technologies Inc. (the "Company" or "SmarTire") as of January 31, 2001 and for the three and six month periods ended January 31, 2001 and January 31, 2000 are attached hereto.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in Canadian Dollars)


---------------------------------------------------------------------------------
                                                   January 31,         July 31,
                                                      2001               2000
---------------------------------------------------------------------------------
                                                  (Unaudited)
Assets

Current assets
    Cash and cash equivalents                     $  9,836,428       $ 14,512,558
    Receivables                                        188,881            114,278
    Inventory (note 3)                                 285,789            265,190
    Prepaid expenses                                   218,329            155,178
---------------------------------------------------------------------------------
                                                    10,529,427         15,047,204
Capital assets (note 4)                                936,427            919,169
Other asset (note 5)                                 2,573,624                 --
---------------------------------------------------------------------------------
                                                  $ 14,039,478       $ 15,966,373
---------------------------------------------------------------------------------


Liabilities and Shareholders' Equity

Current liabilities
    Accounts payable and accrued liabilities      $    687,809       $    739,155


Shareholders' equity
    Share capital (note 6)                          50,258,331         47,980,411
    Contributed surplus                              2,420,677          2,420,677
    Deficit                                        (39,327,339)       (35,173,870)
---------------------------------------------------------------------------------
                                                    13,351,669         15,227,218

---------------------------------------------------------------------------------
                                                  $ 14,039,478       $ 15,966,373
=================================================================================


See accompanying notes to consolidated financial statements.


On behalf of the Board


/s/ Robert V. Rudman  Director               /s/ Kevin A. Carlson    Director
--------------------                         --------------------

SMARTIRE SYSTEMS INC.
Consolidated Statements of Loss and Deficit
(Expressed in Canadian Dollars)

(Unaudited)


------------------------------------------------------------------------------------------------------------
                                             Three Months Ended                    Six Months Ended
                                       January 31,        January 31,        January 31,        January 31,
                                          2001               2000               2001               2000
------------------------------------------------------------------------------------------------------------
Revenue                                $    328,478       $    294,227       $    597,122       $    589,153

Cost of goods sold                          129,279            146,664            219,035            313,461
------------------------------------------------------------------------------------------------------------

                                            199,199            147,563            378,087            275,692
------------------------------------------------------------------------------------------------------------

Expenses and other
    Marketing                               581,881            805,476          1,449,876          1,500,532
    General and administrative            1,035,446          1,233,654          2,126,789          2,225,816
    Engineering, research and
    development                             640,249            810,021          1,156,601          1,209,561
    Depreciation and amortization           140,618             80,414            214,353            122,964
    Foreign exchange loss (gain)            102,747             64,713            (45,034)            80,939
    Interest income                        (174,026)           (25,266)          (371,029)           (48,144)
------------------------------------------------------------------------------------------------------------
                                          2,326,915          2,969,012          4,531,556          5,091,668
------------------------------------------------------------------------------------------------------------
Net loss                                  2,127,716          2,821,449          4,153,469          4,815,976

Deficit, beginning of period             37,199,623         40,480,751         35,173,870         38,486,224
------------------------------------------------------------------------------------------------------------

Deficit, end of period                 $ 39,327,339       $ 43,302,200       $ 39,327,339       $ 43,302,200
============================================================================================================
Basic and diluted loss per share       $       0.14       $       0.22       $       0.28       $       0.42
============================================================================================================

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)

(Unaudited)


---------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                    Six Months Ended
                                                             January 31,        January 31,        January 31,        January 31,
                                                                2001               2000               2001               2000
---------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
    Net loss                                                $ (2,127,716)      $ (2,821,449)      $ (4,153,469)      $ (4,815,976)
    Items not affecting cash:
        Depreciation and amortization                            140,618             80,414            214,353            122,964
        Remuneration in shares                                        --             22,680                 --             22,680
    Changes in non-cash working capital:
        Receivables                                               14,916             70,390            (74,603)           879,304
        Inventory                                                (26,137)            87,804            (20,599)           164,417
        Prepaid expenses                                          37,934              5,046            (63,151)          (316,045)
        Accounts payable and accrued liabilities                (360,219)           229,975            (51,346)          (727,844)
---------------------------------------------------------------------------------------------------------------------------------

     Net cash used in operating activities                    (2,320,604)        (2,325,140)        (4,148,815)        (4,670,500)
---------------------------------------------------------------------------------------------------------------------------------

Investing activities:
    Purchase of capital assets                                   (71,789)          (205,871)          (167,802)          (394,810)
    Purchase of investment                                            --           (238,380)                --           (238,380)
    Purchase of other asset (note 5)                            (749,750)                --           (749,750)                --
---------------------------------------------------------------------------------------------------------------------------------

    Net cash provided by investing activities                   (821,539)          (444,251)          (917,552)          (633,190)
---------------------------------------------------------------------------------------------------------------------------------

Financing activities:
    Redemption of short-term investments                              --                 --                 --          2,062,013
    Issuance of common shares                                         --                 --            390,237          4,104,077
---------------------------------------------------------------------------------------------------------------------------------

    Net cash provided by financing activities                         --                 --            390,237          6,166,090
---------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash
and cash equivalents                                          (3,142,143)        (2,769,391)        (4,676,130)           862,400
---------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, beginning of period                12,978,571          4,054,773         14,512,558            422,982
---------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                    $  9,836,428       $  1,285,382       $  9,836,428       $  1,285,382
=================================================================================================================================
See accompanying notes to consolidated
financial statements

Non-cash investing and financing activities:
    Purchase of other asset through
      issuance of common shares (note 5)                       1,887,683                 --          1,887,683                 --
    Purchase of investment through
      issuance of common shares                                       --             55,445                 --             55,445
    Remuneration in shares                                            --             22,680                 --             22,680

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

(Unaudited)

Six Months ended January 31, 2001 and 2000

--------------------------------------------------------------------------------



1.  Basis of presentation

    These interim consolidated financial statements have been prepared using generally accepted accounting principles in Canada. The interim financial statements include all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods presented.

    The disclosures in these statements do not conform in all respects to the requirements of generally accepted accounting principles for annual financial statements. These statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These statements should be read in conjunction with the significant accounting policies and other information in the Company's most recent annual financial statements.


2.  Operations:

    The Company and its subsidiaries develop and market products incorporating wireless data transmission and processing technologies, primarily for the automotive markets. The Company's primary product is a wireless tire monitoring system which it currently markets for use on passenger vehicle and other pneumatic tire applications. All sales of its product are made in this industry segment.

    The Company has incurred recurring operating losses and has a deficit of $39,327,339 as at January 31, 2001. The Company will ultimately be required to generate profitable operations in order to continue as a going concern.

3.  Inventory:


----------------------------------------------------------------------------------------------
                                                              January 31,         July 31,
                                                                     2001            2000
                                                              (Unaudited)
----------------------------------------------------------------------------------------------
    Raw materials                                            $    267,465     $    239,852
    Finished goods                                                 18,324           25,338
----------------------------------------------------------------------------------------------

                                                             $    285,789     $    265,190
----------------------------------------------------------------------------------------------

4.  Capital assets:

------------------------------------------------------------------------------------------------------------------------------
                                           January 31, 2001 (Unaudited)                          July 31, 2000
                                   -------------------------------------------     -------------------------------------------
                                                   Accumulated      Net Book                       Accumulated       Net Book
                                      Cost         Depreciation       Value           Cost         Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------
    Computers and software         $   569,567     $   328,519     $   241,048     $   509,052     $   295,010     $   214,042
    Office and shop equipment        1,031,398         413,210         618,188         941,430         312,205         629,225
    Leasehold improvements             146,321          69,130          77,191         129,002          53,100          75,902
------------------------------------------------------------------------------------------------------------------------------

                                   $ 1,747,286     $   810,859     $   936,427     $ 1,579,484     $   660,315     $   919,169
------------------------------------------------------------------------------------------------------------------------------

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

(Unaudited)

Six Months ended January 31, 2001 and 2000

--------------------------------------------------------------------------------


5.  OTHER ASSET

    On December 13, 2000, the Company entered into an Assignment and Amendment Agreement with TRW Inc. that transfers to the Company the exclusive license to manufacture and sell tire monitoring systems to the original equipment vehicle manufacturers of most medium and heavy duty trucks. Consideration consisted of 450,000 shares of common stock valued at $1,887,683, based on the market value of the Company's stock at the date of purchase, plus cash of US$500,000 (Cdn$749,750). The license is being amortized over five years on a straight line basis.


---------------------------------------------------------------------------------------------------
                                                                   January 31, 2001
                                                          -----------------------------------------
                                                                        Accumulated            Net
                                                             Cost      Amortization    Book Value
---------------------------------------------------------------------------------------------------
    License                                               $ 2,637,433   $    63,809    $ 2,573,624
---------------------------------------------------------------------------------------------------

6.  SHARE CAPITAL:
    (a) Authorized:

        (i)  Common shares 200,000,000 without par value

        (ii) Preferred shares 20,000 with par value of $1,000 per share

    (b) The subscribed and issued share capital of the Company is as follows:

-----------------------------------------------------------------------------------------
                                                                  Common
                                                                  Shares           Amount
-----------------------------------------------------------------------------------------
        Balance at July 31, 2000                              14,497,797      $47,980,411

        Issued during the period ended January 31, 2001
        Exercise of stock options                                  9,900           29,532
        Exercise of warrants                                     160,000          360,705
        Purchase of other asset (note 5)                         450,000        1,887,683
-----------------------------------------------------------------------------------------

        Balance at January 31, 2001                           15,117,697      $50,258,331
=========================================================================================



    (c) A summary of fixed stock option transactions and balances during the period ended January 31, 2001 is as follows:

                                                            Weighted
                                                             average
                                            Options         exercise
                                         Outstanding           price
--------------------------------------------------------------------

        Balance at July 31, 2000            997,625       $     4.58
        Options granted                     463,600             5.32
        Options exercised                    (9,900)           (3.05)
        Options forfeited                   (15,200)           (3.05)
--------------------------------------------------------------------
        Balance at January 31, 2001       1,436,125       $     4.82
--------------------------------------------------------------------


SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

(Unaudited)

Six Months ended January 31, 2001 and 2000

--------------------------------------------------------------------------------


    (d) Warrants: As at January 31, 2001, warrants were outstanding for 309,717 (July 31, 2000 - 469,717) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from US$1.50 to US$2.00 per share and expire on various dates until March 31, 2003.

7.  RELATED PARTY TRANSACTIONS:

    During the six months ended January 31, the Company:

    (a) Paid $64,039 (2000 - $271,391) for consulting services and financing fees on the private sales of its common stock to a company in which a director of the Company has significant influence.

    (b) Paid $80,159 (2000 - $119,202) for legal fees to a legal firm in which a director of the Company is a partner.


8.  SEGMENTED INFORMATION:

    The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Substantially all revenue is derived from sales to North American and European customers. Geographic information is as follows:


Revenue from external customers

-----------------------------------------------------------------------------------------
                             Three Months Ended                  Six Months Ended
                        January 31,       January 31,       January 31,       January 31,
                           2001              2000              2001              2000
-----------------------------------------------------------------------------------------
    North America      $    238,502      $    240,061      $    446,249      $    412,403
    Europe                   89,976            54,166           150,873           176,750
-----------------------------------------------------------------------------------------

                       $    328,478      $    294,227      $    597,122      $    589,153
-----------------------------------------------------------------------------------------

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

(Unaudited)

Six Months ended January 31, 2001 and 2000

--------------------------------------------------------------------------------


9.  UNITED STATES ACCOUNTING PRINCIPLES:

    The Company's financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). See note 14 of the annual audited financial statements for the year ended July 31, 2000 for a qualitative description of material differences between Canadian and US GAAP. A reconciliation of financial statement amounts from Canadian generally accepted accounting principles to United States generally accepted accounting principles is as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                                  Three months ended                    Six months ended
                                                             January 31,       January 31,       January 31,       January 31,
                                                                 2001              2000              2001              2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (thousands of dollars)
Net loss in accordance with Canadian GAAP and
United States GAAP                                           $      2,127      $      2,821      $      4,153      $      4,816
Effects of differences in accounting for:
  Compensation cost (a)                                               150                --               150                --
                                                             ------------------------------------------------------------------
Net loss in accordance with United States GAAP                      2,277             2,821             4,303             4,816
Beginning deficit in accordance with United States GAAP            38,405            41,097            36,379            39,102
                                                             ------------------------------------------------------------------

Ending deficit in accordance with United States GAAP         $     40,682      $     43,918      $     40,682      $     43,918
================================================================================================================================



(a) Compensation expense

    For United States GAAP purposes, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation to employees. Accordingly, the Company's stock-based compensation expense for employees is measured based on the intrinsic value of the option on the date of grant. Under the intrinsic value method of APB 25, the stock option compensation is the excess, if any, of the quoted market value of the stock at the measurement date of the grant over the amount an optionee must pay to acquire the stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the three and six months ended January 31, 2001 and 2000 should be read in conjunction with the Company's most recent annual financial statements.

The Company's consolidated financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP), the application of which, in the case of the Company, conforms in all material respects for the periods presented with United States GAAP, except as described in note 9 to the interim consolidated financial statements and note 14 to the annual consolidated financial statements.

Herein all references to the "$" and "CDN$" refer to Canadian Dollars; and all references to "US$" refer to United States Dollars.

In this Report, unless otherwise specified, all dollar amounts are expressed in Canadian Dollars. The Government of Canada permits a floating exchange rate to determine the value of the Canadian Dollar against the U.S. Dollar.

Set forth below is the rate of exchange for the Canadian Dollar at the end of the most recent fiscal year ended July 31, 2000 and the six months ended January 31, 2001 and 2000, average rates for the periods, and the range of high and low rates for the periods. For purposes of this table, the rate of exchange means the noon buying rate in New York City for the cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The table below sets forth the number of Canadian Dollars required under that formula to buy one U.S. dollar. The average rate means the average of the exchange rates on the last day of each month during the period.

U.S. Dollar/Canadian Dollar


                                      Average      Close         High           Low
                                      -------      -----         ----           ---
Six Months Ended 01/31/01               1.51       1.50           1.56          1.47
Six Months Ended 01/31/00               1.47       1.45           1.48          1.43
Fiscal Year Ended 07/31/00              1.47       1.49           1.51          1.44

SmarTire Systems Inc. (together with its subsidiaries, the "Company" or "SmarTire") is engaged in developing and marketing technically advanced tire monitoring systems designed for improved vehicle safety, performance, reliability and fuel efficiency. During the six months ended January 31, 2001, the Company earned revenues primarily from the sale of tire monitoring systems for passenger cars and motorsport applications.

The Company, in conjunction with its strategic partners, is focused on developing and marketing technically advanced tire monitoring systems in response to an increasing demand from the transportation industry for improved vehicle safety, performance, reliability and fuel efficiency. After developing its proprietary tire monitoring technology for application in the industrial and commercial vehicle markets plus a specialized tire monitoring system for motorsports, the Company turned to developing its technology for use by the automotive industry to address the escalating demand for passenger car tire monitoring systems. In support of the tire industry's introduction of the innovative run-flat or extended mobility tire, the Company developed the SmarTire(R) system and established North American and European sales, marketing, and distribution networks. The Company plans to complete the development and launch of its next generation of tire monitoring systems, including new passenger and commercial tire monitoring systems. The Company is also working on the development of new technologies for tire monitoring systems.

The Company is promoting the SmarTire(R) system to both run-flat and conventional tire aftermarkets worldwide. Additional target markets included in the Company's plans are commercial, industrial and recreational vehicles. The Company's alliance partner, TRW Inc., is marketing tire monitoring systems to the original equipment vehicle manufacturers for passenger vehicles, light trucks and some medium trucks.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2001 AND JANUARY 31, 2000

Gross revenue for the three months ended January 31, 2001 was $328,478 compared to $294,227 for the three months ended January 31, 2000. The increase in revenue for the three months ended January 31, 2001 from the three months ended January 31, 2000 was a result of the following:

Sales of aftermarket passenger car systems increased to $179,309 for the three months ended January 31, 2001 compared to $134,900 for the three months ended January 31, 2000. Sales of OEM passenger car systems increased to $45,520 for the three months ended January 31, 2001 compared to $39,562 for the three months ended January 31, 2000. Sales of motorsport tire monitoring systems decreased to $103,649 for the three months ended January 31, 2001 from $119,765 for the three months ended January 31, 2000.

Gross margin on product sales increased to 61% for the three months ended January 31, 2001 from 50% for the three months ended January 31, 2000. The increase occurred as the product mix of aftermarket systems sold in 2001 had higher gross margins than the product mix of aftermarket systems sold in 2000. The gross margins continue to be significantly affected by the reduction in carrying value of inventory in the 1999 fiscal year. Gross margins on sales of aftermarket products would be substantially lower if the write down of inventory had not occurred.

Expenses and other decreased to $2,326,915 for the three months ended January 31, 2001 from $2,969,012 for the three months ended January 31, 2000 as decreased marketing, general and administration, engineering, research and development expenses and increased interest income were partially offset by higher depreciation and amortization and a larger foreign exchange loss.

Marketing expenses decreased to $581,881 for the three months ended January 31, 2001 from $805,476 for the three months ended January 31, 2001 due to lower advertising and promotion costs and reduced wage expenditures.

General and administrative expenses decreased to $1,035,446 for the three months ended January 31, 2001 as compared to $1,233,654 for the three month period ended January 31, 2000. Decreased expenditures on wages, investor relations activities, filing fees and professional fees were partially offset by increased travel and computer costs.

Engineering, research and development expenses decreased to $640,249 for the three months ended January 31, 2001 as compared to $810,021 for the three month period ended January 31, 2000. Decreased expenditures on prototype development, consulting and travel were partially offset by increased expenses for product testing.

Depreciation and amortization expense increased to $140,618 for the three months ended January 31, 2001 from $80,414 for the same period in the prior year. The increase was due to amortization of the license acquired from TRW Inc. as described under Liquidity and Capital Resources.

The company earned interest income of $174,026 for the three months ended January 31, 2001 as compared to $25,266 for the three months ended January 31, 2000. This increase was due to higher average cash balances during the current fiscal period.

SIX MONTHS ENDED JANUARY 31, 2001 AND JANUARY 31, 2000

Gross revenue for the six months ended January 31, 2001 was $597,122 compared to $589,153 for the six months ended January 31, 2000. The increase in revenue for the six months ended January 31, 2001 over the six months ended January 31, 2000 was a result of the following:

Sales of aftermarket passenger car systems increased to $353,887 for the six months ended January 31, 2001 compared to $334,681 for the six months ended January 31, 2000. Sales of OEM passenger car systems increased to $107,657 for the six months ended January 31, 2001 compared to $89,209 for the six months ended January 31, 2000. Sales of motorsport tire monitoring systems decreased to $135,578 for the six months ended January 31, 2001 from $165,263 in the six months ended January 31, 2000.

Gross margin on product sales increased to 63% for the six months ended January 31, 2001 from 47% for the six months ended January 31, 2000. The increase occurred as the product mix of aftermarket systems sold in 2001 had higher gross margins than the product mix of aftermarket systems sold in 2000. The gross margins continue to be significantly affected by the reduction in carrying value of inventory in the 1999 fiscal year. Gross margins on sales of aftermarket products would be substantially lower if the write down of inventory had not occurred.

Expenses and other decreased to $4,531,556 for the six months ended January 31, 2001 from $5,091,668 for the six months ended January 31, 2000, as decreased marketing, general and administration, engineering, research and development expenses, higher foreign exchange gains and interest income were partially offset by higher depreciation and amortization.

Marketing expenses decreased to $1,449,876 for the six months ended January 31, 2001 from $1,500,532 for the six months ended January 31, 2000. Lower wage expenditures and travel costs were partially offset by increased expenditures on promotional materials in anticipation of the launch of the Company's second generation products and increased trade show expenditures as the Company attended the Automechanika and SEMA trade shows.

General and administrative expenses decreased to $2,126,789 for the six months ended January 31, 2001 from $2,225,816 for the six month period ended January 31, 2000. Lower professional fees, insurance and filing fees were partially offset by increased investor relations, travel and computer expenditures.

Engineering, research and development expenses decreased to $1,156,601 for the six months ended January 31, 2001 as compared to $1,209,561 for the six month period ended January 31, 2000. Decreased prototype development, consulting and travel were partially offset by an increase in product testing and wage expenditures.

Depreciation and amortization expense increased to $214,353 for the six months ended January 31, 2001 from $122,964 for the same period in the prior year. The increase was due to amortization of the license acquired from TRW Inc. as described under Liquidity and Capital Resources.

The Company earned interest income of $371,029 for the six months ended January 31, 2001 as compared to $48,144 for the six months ended January 31, 2000. This increase was due to higher average cash balances during the current fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its activities primarily through the issuance and sale of securities. The Company has incurred net operating losses in each year since inception and, as of January 31, 2001, had an accumulated deficit of $39,327,339. Shareholders' equity was $13,351,669 and the Company's working capital was $9,841,618 at January 31, 2001.

The Company's cash position at January 31, 2001 was $9,836,428 as compared to $14,512,558 at July 31, 2000. This decrease was due to the Company's operating, financing and investing activities described below.

For the six months ended January 31, 2001, the Company received proceeds of $360,705 from the exercise of 160,000 warrants and $29,532 from the exercise of 9,900 stock options. The Company used $917,552 for investing activities during the six months ended January 31, 2001. Of this amount $167,802 was for the purchase of capital assets and $749,750 was used to purchase the license from TRW Inc. as described below. The Company used $4,148,815 for operating activities during the six months ended January 31, 2001. The net loss of $4,153,469 was reduced by non-cash charges of $214,353 for depreciation and amortization and was increased by $209,699 due to a change in non-cash working capital.

Effective December 13, 2000 the Company entered into an Assignment and Amendment Agreement with TRW Inc. that transfers to the Company the exclusive license to manufacture and sell tire monitoring systems to the original equipment vehicle manufacturers of most medium and heavy duty trucks. Consideration paid to TRW Inc. consisted of 450,000 shares of common stock plus cash of US$500,000 ($749,750).

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On December 18, 2000, the Company issued 450,000 shares of common stock to TRW Inc. as primary consideration in the Assignment and Amendment Agreement with TRW Inc. that transfers to the Company the license to manufacture and sell tire monitoring systems to the original equipment manufacturers of most medium and heavy trucks. These securities were issued in reliance on the exemptions from registration under section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

As authorized under the Company Act (British Columbia) and the Company's Articles, all Shareholder votes on actions taken at an annual or extraordinary general meeting of the Company's Shareholders are conducted by a show of hands of those Shareholders and proxy agents in attendance at the meeting, after the scrutineer of the meeting has confirmed that the quorum requirements for the meeting have been met. In the absence of a demand by a Shareholder or a proxy agent for a vote by ballot, neither the Company Act (British Columbia) nor the Company's Articles require the Company to count or record, with respect to a vote on a particular action by a show of hands, the specific number of shares held or represented by each voting Shareholder or proxy agent; any particular action is recorded in the minutes of the meeting as having been duly passed if the majority of those Shareholders or proxy agents present at the meeting voted in favor of it. Moreover, neither the Company Act (British Columbia) nor the Company's Articles permit the counting of broker non-votes.

At the Company's Annual and Extraordinary General Meeting of Shareholders, held on December 5, 2000, the Company's Shareholders took the following actions. As no Shareholder or proxy agent in attendance at the Meeting demanded that a vote be taken by way of ballot, the number of votes shown below as cast in favor, against or withheld represent the results of tabulation of proxies received by the Company in advance of the Meeting, and do not reflect actual votes cast at the Meeting by way of show of hands; but no Shareholders in attendance at the Meeting voted against any of the resolutions:

        (a) KPMG LLP was appointed as the Company's auditor; proxies returned to the Company showed 8,084,289 shares in favor and 6,652 shares withheld.

        (b) The shareholders authorized the Company's board of directors to fix the remuneration to be paid to KPMG LLP in connection with their services as the Company's auditors; proxies returned to the Company showed 8,080,057 shares in favor and 10,884 shares against.

        (c) The shareholders set the authorized number of directors at six (6); proxies returned to the Company showed 8,072,612 shares in favor and 18,329 shares against.

        (d) The following directors, constituting the entire board of directors, were elected to serve until the next annual general meeting or until their successors are appointed:


Name                               Votes For                 Votes Withheld
----                               ---------                 --------------
Lawrence Becerra                   8,080,831                    10,110
John Bolegoh                       8,061,055                    29,886
Kevin Carlson                      8,085,317                     5,624
Bernard Pinsky                     8,074,484                    16,457
Robert Rudman                      8,083,210                     7,731
Dana Stonerook                     8,082,407                     8,534


        (e) The shareholders approved an increase in the authorized shares of the Company's common stock, no par value, by 181,251 shares, (so that there are a total of 200,000,000 authorized shares of common stock); proxies returned to the Company showed 8,028,926 shares in favor and 57,153 shares against.

        (f) The shareholders authorized the cancellation and substitution of the Company's existing Articles; proxies returned to the Company showed 758,890 shares in favor, 50,913 shares against, 2,500 shares withheld and 1,000 shares to be voted at the discretion of the appropriate proxy agent.

        (g) The shareholders approved of the adoption of the 1999 Incentive Compensation Plan; proxies returned to the Company showed 735,333 shares in favor, 73,170 shares against, 3,800 shares withheld and 1,000 shares to be voted at the discretion of the appropriate proxy agent.

        (h) The shareholders approved of the adoption of the 2000 Stock Incentive Plan- Non-United States Residents; proxies returned to the Company showed 718,941 shares in favor, 91,862 shares against, 1,500 shares withheld and 1,000 shares to be voted at the discretion of the appropriate proxy agent.

        (g) The shareholders approved of the adoption of the 2000 Stock Incentive Plan- United States Residents; proxies returned to the Company showed 722,225 shares in favor, 88,178 shares against, 1,900 shares withheld and 1,000 shares to be voted at the discretion of the appropriate proxy agent.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS:

        The following exhibits are filed hereunder:

        10.1   Assignment and Amendment Agreement with TRW Inc.

        11.1   Computation of loss per share

(b)     Reports of Form 8-K -- Three months ended January 31, 2000:

January 12, 2001 -- News release issued January 12, 2001 regarding Assignment and Amendment Agreement with TRW Inc.

                                   SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            SMARTIRE SYSTEMS INC.
                                            ----------------------------
                                                     (Registrant)

Date           March 15, 2001                /s/   ROBERT V. RUDMAN
    -------------------------               -----------------------
                                            Robert V. Rudman
                                            Director, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date           March 15, 2001                /s/   KEVIN A. CARLSON
    -------------------------               -----------------------
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