Form 10QSB
period 2001-04-30
SMARTIRE SYSTEMS INC
filed 2001-06-12
CIK 1057293

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2001.

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

Yes  [X]   No  [ ]

As of May 31, 2001, the Company had 15,159,369 shares of common stock issued and outstanding.

        Transitional Small Business Disclosure Format (check one):

Yes  [ ]   No  [X]

                              SMARTIRE SYSTEMS INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS - APRIL 30, 2001 (UNAUDITED)
                 AND JULY 31, 2000

                 CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND DEFICIT
                 (UNAUDITED) -- THREE AND NINE MONTHS ENDED APRIL 30, 2001
                 AND APRIL 30, 2000.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- THREE
                 AND NINE MONTHS ENDED APRIL 30, 2001 AND APRIL 30, 2000.

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

ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire (Europe) Limited and SmarTire Technologies Inc. (SmarTire Systems Inc. and its subsidiaries are collectively referred to as the "Company" or "SmarTire") as of April 30, 2001 and for the three and nine month periods ended April 30, 2001 and April 30, 2000 are attached hereto.

It is the opinion of management that the interim financial statements for the three and nine month periods ended April 30, 2001 include all adjustments necessary in order to ensure that the financial statements are not misleading.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in Canadian Dollars)


---------------------------------------------------------------------------------
                                                    April 30,           July 31,
                                                      2001               2000
---------------------------------------------------------------------------------
                                                  (Unaudited)
Assets

Current assets
    Cash and cash equivalents                     $  7,635,344       $ 14,512,558
    Receivables                                        229,453            114,278
    Inventory (note 3)                               1,134,336            265,190
    Prepaid expenses                                   152,119            155,178
---------------------------------------------------------------------------------
                                                     9,151,252         15,047,204
Capital assets (note 4)                              1,119,934            919,169
Other asset (note 5)                                 2,441,753               --
---------------------------------------------------------------------------------
                                                  $ 12,712,939       $ 15,966,373
=================================================================================


Liabilities and Shareholders' Equity

Current liabilities
    Accounts payable and accrued liabilities      $  1,485,194       $    739,155


Shareholders' equity

    Share capital (note 6)                          50,258,331         47,980,411
    Contributed surplus                              2,420,677          2,420,677
    Deficit                                        (41,451,263)       (35,173,870)
---------------------------------------------------------------------------------
                                                    11,227,745         15,227,218
---------------------------------------------------------------------------------
                                                  $ 12,712,939       $ 15,966,373
=================================================================================

See accompanying notes to consolidated financial statements.

On behalf of the Board

/s/ Robert V. Rudman      Director           /s/ Kevin A. Carlson      Director
--------------------                         --------------------

SMARTIRE SYSTEMS INC.
Consolidated Statements of Loss and Deficit
(Expressed in Canadian Dollars)

(Unaudited)

------------------------------------------------------------------------------------------------------------
                                              Three Months Ended                     Nine Months Ended
                                         April 30,          April 30,          April 30,          April 30,
                                           2001               2000               2001               2000
------------------------------------------------------------------------------------------------------------
Revenue                                $    265,463       $    226,963       $    862,585       $    816,116

Cost of goods sold                          136,272            118,438            355,307            431,899
------------------------------------------------------------------------------------------------------------

                                            129,191            108,525            507,278            384,217
------------------------------------------------------------------------------------------------------------

Expenses and other
    Marketing                               649,224            970,426          2,099,100          2,470,958
    General and administrative              975,959          1,195,164          3,102,748          3,420,980
    Engineering, research and
    development                             631,527            620,551          1,788,128          1,830,112
    Depreciation and amortization           239,787             62,901            454,140            185,865
    Foreign exchange loss (gain)           (132,591)          (101,000)          (177,625)           (20,061)
    Interest income                        (110,791)           (53,034)          (481,820)          (101,178)
------------------------------------------------------------------------------------------------------------
                                          2,253,115          2,695,008          6,784,671          7,786,676
------------------------------------------------------------------------------------------------------------
Net loss from operations                 (2,123,924)        (2,586,483)        (6,277,393)        (7,402,459)

Other income
    Gain on sale of investment                 --           12,201,832               --           12,201,832
------------------------------------------------------------------------------------------------------------

Net income (loss)                        (2,123,924)         9,615,349         (6,277,393)         4,799,373

Deficit, beginning of period            (39,327,339)       (43,302,200)       (35,173,870)       (38,486,224)
------------------------------------------------------------------------------------------------------------

Deficit, end of period                 $(41,451,263)      $(33,686,851)      $(41,451,263)      $(33,686,851)
============================================================================================================
Basic income (loss) per share          $      (0.14)      $       0.69       $      (0.42)      $       0.38
============================================================================================================

Fully diluted income
(loss) per share                       $      (0.14)      $       0.64       $      (0.42)      $       0.36
============================================================================================================

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)

(Unaudited)


-----------------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                      Nine Months Ended
                                                          April 30,          April 30,          April 30,          April 30,
                                                            2001               2000               2001               2000
-----------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
    Net income (loss)                                   $ (2,123,924)      $  9,615,349       $ (6,277,393)      $  4,799,373
    Items not affecting cash:
        Depreciation and amortization                        239,787             62,901            454,140            185,865
        Remuneration in shares                                  --               10,331               --               33,011
        Gain on sale of investment                              --          (12,201,832)              --          (12,201,832)
    Changes in non-cash working capital:
        Receivables                                          (40,572)           131,689           (115,175)         1,010,993
        Inventory                                           (848,547)            30,484           (869,146)           194,901
        Prepaid expenses                                      66,210            310,847              3,059             (5,198)
        Accounts payable and accrued liabilities             797,385           (551,578)           746,039         (1,279,422)
-----------------------------------------------------------------------------------------------------------------------------

     Net cash used in operating activities                (1,909,661)        (2,591,809)        (6,058,476)        (7,262,309)
-----------------------------------------------------------------------------------------------------------------------------

Investing activities:
    Purchase of capital assets                              (291,423)          (114,526)          (459,225)          (509,336)
    Purchase of investment                                      --           (1,153,950)              --           (1,392,330)
    Purchase of short-term investments                          --           (3,305,529)              --           (3,305,529)
    Redemption of short-term investments                        --                 --                 --            2,062,013
    Net proceeds on sale of investment                          --           13,649,607               --           13,649,607
    Purchase of other asset (note 5)                            --                 --             (749,750)              --
-----------------------------------------------------------------------------------------------------------------------------

    Net cash provided by investing activities               (291,423)         9,075,602         (1,208,975)        10,504,425
-----------------------------------------------------------------------------------------------------------------------------

Financing activities:
    Issuance of common shares                                   --            5,147,400            390,237          9,251,477
-----------------------------------------------------------------------------------------------------------------------------

    Net cash provided by financing activities                   --            5,147,400            390,237          9,251,477
-----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash
and cash equivalents                                      (2,201,084)        11,631,193         (6,877,214)        12,493,593
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, beginning of period             9,836,428          1,285,382         14,512,558            422,982
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                   7,635,344         12,916,575          7,635,344       $ 12,916,575
=============================================================================================================================

See accompanying notes to consolidated financial statements

Non-cash investing and financing activities:
    Purchase of other asset through
      issuance of common shares (note 5)                        --                 --            1,887,683               --
    Purchase of investment through
      issuance of common shares                                 --                 --                 --               55,445
    Conversion of the equity component of warrants
      to contributed surplus upon expiration                    --            2,420,677               --            2,420,677
    Remuneration in shares                                      --               10,331               --               33,011

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

(Unaudited)

Nine Months ended April 30, 2001 and 2000

--------------------------------------------------------------------------------


1.  BASIS OF PRESENTATION

    These interim consolidated financial statements have been prepared using generally accepted accounting principles in Canada. Material measurement differences to United States generally accepted accounting principles are set out in note 9. The interim financial statements include all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods presented.

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

    The Company has incurred recurring operating losses and has a deficit of $41,451,263 as at April 30, 2001. The Company will ultimately be required to generate profitable operations in order to continue as a going concern.

3.  INVENTORY:

    ----------------------------------------------------------------------------
                                                April 30,               July 31,
                                                  2001                   2000
                                              (Unaudited)
    ----------------------------------------------------------------------------
    Raw materials                              $1,114,181             $  239,852
    Finished goods                                 20,155                 25,338
    ----------------------------------------------------------------------------

                                               $1,134,336             $  265,190
    ============================================================================

4.  CAPITAL ASSETS:

    -------------------------------------------------------------------------------------------------------------------------
                                             April 30, 2001 (Unaudited)                           July 31, 2000
                                   ------------------------------------------      ------------------------------------------
                                                   Accumulated      Net Book                      Accumulated       Net Book
                                      Cost        Depreciation       Value            Cost        Depreciation       Value
    -------------------------------------------------------------------------------------------------------------------------
    Computers and software         $  647,606      $  358,216      $  289,390      $  509,052      $  295,010      $  214,042
    Office and shop equipment       1,099,802         483,088         616,714         941,430         312,205         629,225
    Leasehold improvements            291,301          77,471         213,830         129,002          53,100          75,902
    -------------------------------------------------------------------------------------------------------------------------

                                   $2,038,709      $  918,775      $1,119,934      $1,579,484      $  660,315      $  919,169
    =========================================================================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

(Unaudited)

Nine Months ended April 30, 2001 and 2000

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

    ----------------------------------------------------------------------------
                                                 April 30, 2001
                                ------------------------------------------------
                                                  Accumulated             Net
                                  Cost            Amortization        Book Value
    ----------------------------------------------------------------------------
    License                     $2,637,433         $  195,680         $2,441,753
    ============================================================================

6.  SHARE CAPITAL:

    (a) Authorized:

        (i)  Common shares 200,000,000 without par value

        (ii) Preferred shares 20,000 with par value of $1,000 per share

    (b) The subscribed and issued share capital of the Company is as follows:

        -------------------------------------------------------------------------------
                                                             Common
                                                             Shares            Amount
        -------------------------------------------------------------------------------
        Balance at July 31, 2000                            14,497,797      $47,980,411

        Issued during the period ended April 30, 2001
        Exercise of stock options                                9,900           29,532
        Exercise of warrants                                   160,000          360,705
        Purchase of other asset (note 5)                       450,000        1,887,683
        -------------------------------------------------------------------------------

        Balance at April 30, 2001                           15,117,697      $50,258,331
        ===============================================================================

    (c) A summary of fixed stock option transactions and balances during the period ended April 30, 2001 is as follows:

                                                                      Weighted
                                                                      average
                                                      Options         exercise
                                                    Outstanding        price
        ------------------------------------------------------------------------
        Balance at July 31, 2000                       997,625        $ 4.58
        Options granted                                498,600          5.20
        Options exercised                               (9,900)        (3.05)
        Options forfeited                              (19,575)        (3.10)
        ------------------------------------------------------------------------

        Balance at April 30, 2001                    1,466,750        $ 4.80
        ========================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

(Unaudited)

Nine Months ended April 30, 2001 and 2000

--------------------------------------------------------------------------------


    (d) Warrants: As at April 30, 2001, warrants were outstanding for 309,717 (July 31, 2000 -- 469,717) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from US$1.50 to US$2.00 per share and expire on various dates until March 31, 2003.

7.  RELATED PARTY TRANSACTIONS:

    During the nine months ended April 30, the Company:

    (a) Paid $92,185 (2000 - $315,470) for consulting services and financing fees on the private sales of its common stock to a company in which a director of the Company has significant influence.

    (b) Paid $101,086 (2000 - $134,193) for legal fees to a legal firm in which a director of the Company is a partner.

8.  SEGMENTED INFORMATION:

    The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Substantially all revenue is derived from sales to North American and European customers. Geographic information is as follows:

    Revenue from external customers

    -----------------------------------------------------------------------------
                                Three Months Ended           Nine Months Ended
                              April 30,     April 30,     April 30,     April 30,
                                2001          2000          2001          2000
    -----------------------------------------------------------------------------
    North America             $223,399      $213,018      $669,648      $625,421
    Europe                      42,064        13,945       192,937       190,695
    -----------------------------------------------------------------------------

                              $265,463      $226,963      $862,585      $816,116
    =============================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

(Unaudited)

Nine Months ended April 30, 2001 and 2000

--------------------------------------------------------------------------------


9.  UNITED STATES ACCOUNTING PRINCIPLES:

    The Company's financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). See note 14 of the annual audited financial statements for the year ended July 31, 2000 for a qualitative description of material measurement differences between Canadian and US GAAP. A reconciliation of financial statement amounts from Canadian generally accepted accounting principles to United States generally accepted accounting principles is as follows:

    -------------------------------------------------------------------------------------------------------------------
                                                                   Three months ended              Nine months ended
                                                                 April 30,      April 30,      April 30,      April 30,
                                                                   2001           2000           2001           2000
    -------------------------------------------------------------------------------------------------------------------
                                                                                (thousands of dollars)
    Net income (loss) in accordance with Canadian GAAP           $ (2,124)      $  9,615       $ (6,277)      $  4,799
    Effects of differences in accounting for:
      Compensation cost (a)                                            (4)          --             (154)          --
                                                                -------------------------------------------------------
    Net income (loss) in accordance with United States GAAP        (2,128)         9,615         (6,431)         4,799
    Beginning deficit in accordance with United States GAAP       (40,682)       (43,918)       (36,379)       (39,102)
                                                                -------------------------------------------------------

    Ending deficit in accordance with United States GAAP         $(42,810)      $(34,303)      $(42,810)      $(34,303)
    ==================================================================================================================

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the three and nine months ended April 30, 2001 and 2000 should be read in conjunction with the Company's most recent audited annual financial statements, the unaudited interim financial statements attached hereto, and, in each case, the notes thereto.

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

Set forth below is the rate of exchange for the Canadian Dollar at the end of the most recent fiscal year ended July 31, 2000 and the nine months ended April 30, 2001 and 2000, average rates for the periods, and the range of high and low rates for the periods. For purposes of this table, the rate of exchange means the noon buying rate in New York City for the cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The table below sets forth the number of Canadian Dollars required under that formula to buy one U.S. dollar. The average rate means the average of the exchange rates on the last day of each month during the period.

U.S. Dollar/Canadian Dollar

                                           Average    Close     High      Low
                                           -------    -----     ----      ---
Nine Months Ended 04/31/01                  1.52      1.54      1.58      1.47
Nine Months Ended 04/31/00                  1.47      1.48      1.51      1.44
Fiscal Year Ended 07/31/00                  1.47      1.49      1.51      1.44

SmarTire is engaged in developing and marketing technically advanced tire monitoring systems designed for improved vehicle safety, performance, reliability and fuel efficiency. During the nine months ended April 30, 2001, the Company earned revenues primarily from the sale of tire monitoring systems for passenger cars and motorsport applications.

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

The Company is promoting the SmarTire(R) system to both run-flat and conventional tire aftermarkets worldwide. Additional target markets included in the Company's plans are commercial, industrial and recreational vehicles. The Company's alliance partner, TRW Inc. ("TRW"), is marketing tire monitoring systems to the original equipment manufacturers ("OEM") for passenger vehicles, light trucks and some medium trucks.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2001 AND APRIL 30, 2000

Gross revenue for the three months ended April 30, 2001 increased to $265,463 from $226,963 for the three months ended April 30, 2000 as a result of the following:

Sales of aftermarket passenger car systems increased to $105,095 for the three months ended April 30, 2001 from $97,954 for the three months ended April 30, 2000. Sales of OEM passenger car systems increased to $74,522 for the three months ended April 30, 2001 from $41,164 for the three months ended April 30, 2000. Sales of motorsport tire monitoring systems decreased to $85,846 for the three months ended April 30, 2001 from $87,845 for the three months ended April 30, 2000.

Gross margin on product sales increased slightly to 49% for the three months ended April 30, 2001 from 48% for the three months ended April 30, 2000. The gross margins continue to be significantly affected by the reduction in carrying value of inventory in the 1999 fiscal year. Gross margins on sales of aftermarket products would be substantially lower if the write down of inventory had not occurred.

Expenses and other decreased to $2,253,115 for the three months ended April 30, 2001 from $2,695,008 for the three months ended April 30, 2000 as decreased marketing and general and administration expense, increased interest income and a larger foreign exchange gain were partially offset by higher engineering, research and development and depreciation and amortization expense.

Included in expenses for fiscal 2000 is $430,000 of costs associated with the closure of the Company's office in Bourne, Massachusetts effective March 31, 2000. Of this amount, approximately $360,000 relates to payments on termination of a management agreement. These costs have been allocated on a departmental basis within the financial statements.

Marketing expenses decreased to $649,224 for the three months ended April 30, 2001 from $970,426 for the three months ended April 30, 2001. Decreased expenditures on advertising, promotion and wages were partially offset by increased consulting and travel costs.

General and administrative expenses decreased to $975,959 for the three months ended April 30, 2001 from $1,195,164 for the three month period ended April 30, 2000. This decrease was mainly due to lower expenditures on investor relations activities and wages.

Engineering, research and development expenses increased to $631,527 for the three months ended April 30, 2001 from $620,551 for the three month period ended April 30, 2000. Increased expenditures on prototype development, product testing and approvals were partially offset by decreased wages expense.

Depreciation and amortization expense increased to $239,787 for the three months ended April 30, 2001 from $62,901 for the same period in the prior year. The increase was due to amortization of the license acquired from TRW as described under Liquidity and Capital Resources.

The Company earned interest income of $110,791 for the three months ended April 30, 2001 as compared to $53,034 for the three months ended April 30, 2000. This increase was due to higher average cash balances during the current fiscal period.

NINE MONTHS ENDED APRIL 30, 2001 AND APRIL 30, 2000

Gross revenue for the nine months ended April 30, 2001 increased to $862,585 from $816,116 for the nine months ended April 30, 2000 as a result of the following:

Sales of aftermarket passenger car systems increased to $458,982 for the nine months ended April 30, 2001 from $432,635 for the nine months ended April 30, 2000. Sales of OEM passenger car systems increased to $182,179 for the nine months ended April 30, 2001 from $130,373 for the nine months ended April 30, 2000. Sales of motorsport tire monitoring systems decreased to $221,424 for the nine months ended April 30, 2001 from $253,108 in the nine months ended April 30, 2000.

Gross margin on product sales increased to 59% for the nine months ended April 30, 2001 from 47% for the nine months ended April 30, 2000. The increase occurred as the product mix of aftermarket systems sold in 2001 had higher gross margins than the product mix of aftermarket systems sold in 2000. The gross margins continue to be significantly affected by the reduction in carrying value of inventory in the 1999 fiscal year. Gross margins on sales of aftermarket products would be substantially lower if the write down of inventory had not occurred.

Expenses and other decreased to $6,784,671 for the nine months ended April 30, 2001 from $7,786,676 for the nine months ended April 30, 2000, as decreased marketing, general and administration, engineering, research and development expenses, larger foreign exchange gains and increased interest income were partially offset by higher depreciation and amortization.

Included in expenses for fiscal 2000 is $430,000 of costs associated with the closure of the Company's office in Bourne, Massachusetts effective March 31, 2000. Of this amount, approximately $360,000 relates to payments on termination of a management agreement. These costs have been allocated on a departmental basis within the financial statements.

Marketing expenses decreased to $2,099,100 for the nine months ended April 30, 2001 from $2,470,958 for the nine months ended April 30, 2000. Lower expenditures on wages and advertising and promotion were partially offset by increased consulting costs.

General and administrative expenses decreased to $3,102,748 for the nine months ended April 30, 2001 from $3,420,980 for the nine month period ended April 30, 2000. Lower professional fees, investor relations and wages expense were partially offset by increased travel and computer expenditures.

Engineering, research and development expenses decreased to $1,788,128 for the nine months ended April 30, 2001 from $1,830,112 for the nine month period ended April 30, 2000. Decreased prototype development, consulting, travel costs and reduced wage expenditures were partially offset by an increase in costs for product testing and approvals.

Depreciation and amortization expense increased to $454,140 for the nine months ended April 30, 2001 from $185,865 for the same period in the prior year. The increase was due to amortization of the license acquired from TRW as described under Liquidity and Capital Resources.

The Company earned interest income of $481,820 for the nine months ended April 30, 2001 as compared to $101,178 for the nine months ended April 30, 2000. This increase was due to higher average cash balances during the current fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its activities primarily through the issuance and sale of securities. The Company has incurred net operating losses in each year since inception and, as of April 30, 2001, had an accumulated deficit of $41,451,263. Shareholders' equity was $11,227,745 and the Company's working capital was $7,666,058 at April 30, 2001.

The Company's cash position at April 30, 2001 was $7,635,344 as compared to $14,512,558 at July 31, 2000. This decrease was due to the Company's operating, financing and investing activities described below.

For the nine months ended April 30, 2001, the Company received proceeds of $360,705 from the exercise of 160,000 warrants and $29,532 from the exercise of 9,900 stock options. The Company used $1,208,975 for investing activities during the nine months ended April 30, 2001. Of this amount $459,225 was for the purchase of capital assets and $749,750 was used to purchase the license from TRW as described below. The Company used $6,058,476 for operating activities during the nine months ended April 30, 2001. The net loss of $6,277,393 was reduced by non-cash charges of $454,140 for depreciation and amortization and was increased by $235,223 due to changes in non-cash working capital.

Effective December 13, 2000 SmarTire Systems Inc. entered into an Assignment and Amendment Agreement (the "TRW Agreement") with TRW that transfers to SmarTire Systems Inc. the exclusive license to manufacture and sell tire monitoring systems to the original equipment vehicle manufacturers of most medium and heavy duty trucks. Consideration paid to TRW consisted of 450,000 shares of common stock plus cash.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS:

        The following exhibits are filed hereunder:

        11.1   Computation of income (loss) per share


(b)     Reports of Form 8-K -- Three months ended April 30, 2001:

        None.

                                   SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SMARTIRE SYSTEMS INC.
                                             ---------------------
                                                  (Registrant)

Date      June 12, 2001                      /s/   ROBERT V. RUDMAN
    -------------------------                -----------------------------------
                                             Robert V. Rudman
                                             Director, President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Date      June 12, 2001                      /s/   KEVIN A. CARLSON
    -------------------------                -----------------------------------
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