Form 10KSB
period 2001-07-31
SMARTIRE SYSTEMS INC
filed 2001-10-26
CIK 1057293

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

(MARK ONE)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

        FOR THE FISCAL YEAR ENDED JULY 31, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 0-29248

                                  ------------

                              SMARTIRE SYSTEMS INC.
                 (Name of small business issuer in its charter)

                                  ------------

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $779,611

     At September 30, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, was $31,481,484.

     The number of shares outstanding of the Company's common stock at September 30, 2001 was 15,159,369.

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

Item 7.  Financial Statements........................................................23

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure....................................................24

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...........................24

Item 10. Executive Compensation......................................................28

Item 11. Security Ownership of Certain Beneficial Owners
         and Management..............................................................32

Item 12. Certain Relationships and Related Transactions..............................34

Item 13. Exhibits and Reports on Form 8-K............................................34

THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN "RISK FACTORS" IN THIS FORM 10-KSB. THE COMPANY ASSUMES NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

SmarTire Systems Inc. (together with its subsidiaries, the "Company" or "SmarTire") is engaged in developing and marketing technically advanced tire monitoring systems designed for improved vehicle safety, performance, reliability and fuel efficiency. During the fiscal year ended July 31, 2001, the Company earned revenues primarily from the sale of tire monitoring systems for passenger cars and motorsport applications.

The Company was incorporated under the laws of the Province of British Columbia as TTC/Truck Tech Corp. on September 8, 1987. The Company (operating as TTC/Truck Tech Corp.) completed its initial public offering on the Vancouver Stock Exchange on September 11, 1989. On April 13, 1995, the Company changed its name to UniComm Signal Inc. On December 24, 1997, the Company changed its name to SmarTire Systems Inc. On December 16, 1998, trading of the Company's common stock commenced on the Nasdaq Small Cap Market. On March 12, 1999, the Company voluntarily delisted its shares from trading on the Vancouver Stock Exchange. The Company's corporate offices are located at #150 - 13151 Vanier Place, Richmond, British Columbia, Canada, V6V 2J1. The Company's telephone number is
(604) 276-9884.

The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire (Europe) Limited and SmarTire Technologies Inc.

The Company's consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

BUSINESS OF THE COMPANY
OVERVIEW

The Company, in conjunction with its strategic partners, is focused on developing and marketing technically advanced tire monitoring systems for the transportation and automotive industries. SmarTire Systems Inc. was formed to develop and market remote data sensing, transmission and processing products incorporating patented technologies to satisfy emerging market requirements in the transportation industry.

SmarTire has three wholly owned subsidiaries: SmarTire Technologies Inc., SmarTire USA Inc. and SmarTire (Europe) Limited. SmarTire Technologies Inc., formerly Delta Transportation Products Ltd., was the original developer of the Company's patented technology. SmarTire USA Inc. was incorporated under the laws of Delaware in May of 1997 as the exclusive marketing agency for SmarTire in North America. SmarTire (Europe) Limited was incorporated in the United Kingdom on February 25, 1998 as the Company's exclusive sales and distribution operation for Europe. SmarTire (Europe)'s head office is located at Park 34, Southmead Industrial Park, Didcot, Oxfordshire, England, OX11 7WB.

The Company's initial product was a revolutionary tire monitoring system. The first version of this tire monitoring system was designed for large ore hauling trucks and wheeled loaders that are utilized in the mining industry. Based on the success of its experience in the industrial equipment market, the Company shifted its focus during 1995 to the development of products for the mainstream transportation markets. Passenger car and commercial vehicle markets represent significant sales potential for the Company and therefore have received the highest priority.

On December 6, 1996, SmarTire completed an Asset Purchase Agreement to acquire the Low Tire Pressure Warning Division of EPIC Technologies, Inc. of Norwalk, Ohio ("EPIC"). The Company acquired assets from EPIC, including specialized testing equipment, patents and all contractual rights, including a production program with Ford Motor Company. Run-flat tires were offered as an option on Lincoln Continentals and the use of run-flat tires required a tire monitoring system. EPIC's Low Pressure Tire Warning System was in use on Lincoln Continentals through the 2000 model year and SmarTire received revenues generated by those sales. Sales under the Lincoln Continental production program were expected to discontinue at the end of the 2000 model year but have been continued. The Company has no contract in place with Ford. Ford issues purchase orders for the manufacture of tire monitoring systems for the Lincoln Continental. The purchase orders do not commit Ford to any minimum purchase requirement and there is no assurance that Ford will continue to offer the tire monitoring system on the Lincoln Continental.

This acquisition accelerated SmarTire's entry into the passenger car market. Recognizing the emerging demand for tire monitoring products in passenger cars and light trucks, the Company modified the new car version of EPIC's technology for use in existing vehicles. This product was launched into the automotive aftermarket in June 1997 to support the market introduction of run-flat tires.

Goodyear, Michelin and Bridgestone/Firestone approved the Company's first generation tire monitoring system for sale with run-flat or extended mobility tires. Run-flat tires allow drivers to drive up to 50 miles on a tire that has lost all of its air pressure. These tires perform so well without any air pressure that an approved tire monitoring system is required with the purchase of each set. Otherwise the operator may unknowingly drive on the tire until it fails or is no longer repairable. Tire monitoring systems for both run-flat and conventional tires are distributed primarily through independent tire dealers and distributors and automobile service centers.

SmarTire established a strategic alliance with a leading automotive parts supplier on April 20, 1998 when the Company entered into four agreements with TRW Inc., a global company providing products and services with a high technological or engineering content to automotive, space and defense markets. These agreements were an Equity Agreement, a Cooperation Engineering Agreement, an OEM License Agreement and a Manufacturing Agreement. TRW was to have exclusive rights to jointly developed tire monitoring products in the original equipment market, and SmarTire was to have the exclusive rights in the aftermarket.

On December 15, 1999, SmarTire announced that it had completed a development/ supply agreement with SensoNor ASA in Horten, Norway, a leading producer of sensors for automotive applications. In late 1998 SmarTire and TRW teamed with SensoNor in the successful development of an Application Specific Integrated Sensor (ASIS) for passenger car and light truck tire monitoring. SensoNor and SmarTire have also agreed to develop an ASIS for commercial vehicle tire monitoring applications.

On December 2, 1999, the Company announced it had finalized a licensing agreement with Transense Technologies plc of Oxfordshire, England granting SmarTire a non-exclusive, worldwide right to develop and market Transense's Surface Acoustic Wave (SAW) technology for use in tire monitoring. Transense researches, develops and markets the use of its patented SAW technology in the automotive industry.

On December 10, 1999, the Company announced that it had completed an agreement to develop valve stem designs and tire monitoring electronic packaging for new market applications and new tire monitoring technologies with Alligator Ventilfabrik GmbH in Giengen, Germany, the world's leading producer of valve stems that allow the attachment of tire monitoring sensors inside the tire.

On September 5, 2001, SmarTire announced a restructuring of the alliance with TRW. The two companies agreed to cancel most of the agreements that were entered into in 1998, however, TRW retained its equity position in SmarTire.

SmarTire completed the development and launch of its second-generation tire monitoring system for the passenger car and light truck market during the last fiscal year. The Company is also continuing the development of systems for the commercial, industrial and recreational vehicle markets.

In the year ended July 31, 2001, the United States government enacted the Transportation Recall Enhancement Accountability and Documentation ("TREAD") Act of 2000 which requires that tire monitoring technology be installed on all new passenger cars and light trucks in the United States sold after November 2003. SmarTire anticipates that, as this legislation is put into practice though the administrative rule making process, the tire monitoring industry as a whole will experience rapid expansion from an early stage niche market to a $1 billion a year staple automotive component. The TREAD Act can be compared to the legislation which introduced compulsory airbags in the US a few years ago.

GOVERNMENT REGULATIONS

The Company's products are subject to regulation by the government agencies responsible for radio frequencies in each country that the Company's tire monitoring systems will be sold. For example, in the United States approval must be received from the Federal Communications Commission for each product. In addition to radio approvals, some countries require additional governmental approvals, or other approvals may be necessary for market acceptance of the product. For example, TUV (a highly regarded independent testing company) approval in Germany is considered necessary to market the Company's tire monitoring system. In the United Kingdom, the Vehicle Installation Development Group is a governmental body that approves all electronic equipment to be installed in emergency and police vehicles.

The Company believes it has all of the necessary governmental approvals for its current tire monitoring systems in its intended market countries. As each new tire monitoring product is introduced to the market, the Company will apply for necessary approvals for the new products.

In the year ended July 31, 2001, the United States government enacted the TREAD Act of 2000. The TREAD Act was implemented to address perceived safety concerns resulting from poor tire maintenance, tread separation and tire blow outs. The Act, among other things, requires that the National Highway Transportation and Safety Administration ("NHTSA") develop rules and regulations which require all new vehicles sold after November 2003 to have tire monitoring systems that warn drivers if a tire is significantly under-inflated, installed as a standard feature.

In July 2001, NHTSA published and circulated a Notice of Proposed Rule Making which included provisions related to the tire monitoring requirements of the Act. The Notice of Rule Making outlines the parameters of systems that NHTSA will consider compliant with the legislation and the proposed periods for complying with the regulations. Two forms of tire monitoring technologies are being considered: direct and indirect.

The direct tire monitoring technologies are based on dedicated sensor/ transmitters located within the cavity of the tire that are usually mounted on the wheel. The transmitter monitors and measures contained air pressure and temperature within each tire and transmits this information to a receiver and/or display module located in the dash of the vehicle. The Company's products are an example of a direct system.

Indirect tire monitoring technologies typically work with the vehicle's anti-lock brake system (ABS). Most indirect tire pressure monitoring systems compare each wheel's rotational speed with the rotational speed of other wheels. If one tire becomes significantly under-inflated while the others remain at proper pressure, the indirect system detects the problem because the wheel's rotational speed is slightly higher than that of other wheels.

Based upon the advantages of the direct monitoring technology and the shortfalls of the indirect monitoring technology, NHTSA concluded that none of the current indirect systems satisfy the requirements of the proposed rules. In the Notice of Proposed Rule Making, NHTSA concluded that direct measurement systems have major advantages over indirect systems as they:

     - actually measure the pressure in each tire and can detect when any tire or combination of tires is under-inflated, including when all tires are under-inflated,

     -  operate while the vehicle is stationary,

     - are highly accurate and can detect small pressure losses, some even as low as 1psi,

     - do not give false positives if the vehicle is driven on bumpy roads, has mismatched tires or has a tire out of balance or alignment,

     - don't need substantial time to calibrate the system and reduce the very real possibility for human error,

     -  can tell the operator which tire is under-inflated.

Although the TREAD Act only applies to passenger automobiles, the Company believes that other motor vehicles, including medium and heavy trucks, buses and motorcycles will be impacted by this legislation in subsequent years. The Company also believes that compliance with this legislation by European, Japanese and other auto makers will accelerate the adoption of tire monitoring systems globally.

STRATEGIC RELATIONSHIPS

The company's strategy includes the establishment of alliances to assist in the development and marketing of its products and technologies. Key strategic alliances include:

(a)  SensoNor ASA
        Supply agreements for Application Specific Integrated Sensor ("ASIS") used in tire monitoring applications.

(b)  Alligator Ventilfabrik GmbH
        A development agreement for valve stem designs and tire monitoring electronic packaging.

(c)  Transense Technologies plc
        A license agreement to develop and market Surface Acoustic Wave ("SAW") technology for use in future tire monitoring systems.

Subsequent to the end of the fiscal year, the Company announced a restructuring of its strategic alliance with TRW Inc. ("TRW"). SmarTire established this strategic alliance with TRW in April 1998. The strategic alliance included joint engineering and development activities and granted TRW exclusive marketing and distribution rights for some of the Company's products. SmarTire and TRW worked closely on the development of new tire monitoring systems, which have been incorporated in SmarTire's current product line. During the alliance TRW was to have exclusive rights to jointly developed products in the original equipment manufacturing market, and SmarTire was to have the exclusive rights in the aftermarket.

Under the terms of the recent restructuring, SmarTire and TRW agreed to substantially reduce the interrelationship of the two companies. Although each party will continue to have a royalty free, perpetual right to use the products jointly developed, there will be no further collaboration on product development. Additionally, neither company will have exclusive rights to any of the products and SmarTire will be free to explore alternative marketing and distribution channels. The Company believes that this additional flexibility will allow it to better exploit the expected increase in demand for tire monitoring resulting from the TREAD Act and allow for the development of complete global market access.

The Company expects to develop new strategic relationships in pursuing opportunities with original equipment manufacturers ("OEM") of passenger cars and light trucks. The Company also expects to develop new strategic alliances in pursuing the medium and heavy truck and industrial vehicle markets for tire monitoring.

PRODUCT DEVELOPMENT

The Company's technology provides drivers with real time information regarding tire pressure and temperature changes while the vehicle is in motion. This information provides the consumer and commercial markets with improved vehicle safety, performance and fuel economy. The SmarTire products have been engineered and designed for universal application. The sensor/transmitter can be installed on virtually any tire and wheel combination. Each sensor/transmitter contains a custom computer chip and the Company's core radio frequency ("RF") technology.

SmarTire's technology features a custom developed ASIS that forms a single micro-electronic package containing pressure and temperature sensing elements and a digital logic state machine that functions as the brains of the sensor/ transmitter. This unique single chip is robust in design, optimizes battery life and provides various modes of sensing and communicating which ensure faster transmission of data when problems occur. Uniquely packaged on a miniaturized circuit board with the ASIS are various components and SmarTire's RF technology. The RF technology is based on years of experience and transmits the data through the exterior of the tire and wheel.

The Company's products feature transmitter options providing different installation choices for various automotive applications. A strap-mounted transmitter attached to the wheel offers the most universal installation for a wide range of tire and wheel assemblies. A valve mounted transmitter attached to the base of the valve offers an adjustable, secure in-tire installation for specific wheel/rim profiles. Once installed, the sensor/transmitters do not require ongoing maintenance. The sensor/transmitters are coupled with modular options for in-vehicle display. The Company has developed three display options for the aftermarket (basic, integrated full function and remote full function) as well as telltale lights, switchblanks and digital displays for original equipment and port of entry applications.

The Company is currently in the process of developing a Gen II commercial vehicle tire monitoring system using a new high-pressure transmitter. The new commercial vehicle product will handle tire pressure up to 150 pounds per square inch ("psi") and is being designed for use on all trucks including Class 8 tractor-trailers. This high-pressure transmitter can also be used in recreational vehicle and motorhome applications as well as in off-the-road heavy industrial applications. The Company is targeting completion and introduction into the market of the commercial vehicle system during the 2002 fiscal year.

In 1996, SmarTire acquired a tire monitoring system designed specifically for use in motorsports that was developed in conjunction with Penske Racing. The current motorsports tire monitoring system can only be fitted on wheels that have been specially machined by the manufacturer. The wheel fixtures are similar to enlarged valve stems with the antenna located inside the air space of the tire. The three ounce transmitter is about three inches long and sends data only when the wheel motion is detected in order to preserve the life of its lithium batteries. In addition to providing warnings of a tire losing pressure, the motorsports tire monitoring system is used to correctly set cold tire pressures in order to avoid over-inflated tires. The motorsport tire monitoring system is distributed by Pi Research, United Kingdom.

MARKETING

SmarTire USA and SmarTire (Europe) have been established to carry out the marketing of the Company's products. The initial objective of SmarTire USA and SmarTire (Europe) was to establish a distribution network for the automotive aftermarket. A co-objective of establishing this network has been to train and certify dealers and retailers to install the SmarTire(TM) system. We had anticipated that the launch of the next generation of passenger car tire monitoring systems would build upon this distribution network.

The Company has substantially changed its marketing strategy based upon the enactment of the TREAD Act and the Company's restructuring of its strategic alliance with TRW. The Company expects that, as tire monitoring becomes standard equipment for new passenger vehicles in the United States over the next few years, demand for tire monitoring systems as dealer installed options and aftermarket products will eventually decline. The Company's current strategy involves generating short-term revenue from products available to meet today's demand combined with the pursuit of OEM business.

If the TREAD Act is implemented as expected, demand for tire monitoring technology will be initiated by the big three U.S. automakers; General Motors, DaimlerChrysler and Ford. Some European automotive groups have already used tire monitoring as a means to add value and differentiate models. Due to the large volume of import vehicles to the U.S., it is expected that the thirty different automakers in Europe plus the twelve from Asia will meet the TREAD Act requirements for North America. Adding tire monitoring to domestic European and

Asian vehicles would trigger a much larger demand for tire monitoring than was anticipated prior to introduction of the TREAD Act.

SmarTire's marketing strategy will be to focus on sales for original equipment applications. In approaching the OEM market, SmarTire expects to be a key subcomponent supplier. The Company expects to pursue two levels of entry. The first will be the OEMs themselves, while the second will be systems integrators or Tier One suppliers. These Tier One suppliers produce systems and subsystems for the OEMs. Given that there are already RF based systems either on or available to most new car platforms, SmarTire does not expect to be competitive in placing receivers within new vehicles. However, the Company expects to capitalize on its sensor and RF expertise to supply transmitters to the OEM, the Tier One supplier, or a Tier One supplier as directed by the OEM. On certain platforms, SmarTire may be successful in providing fully-integrated tire monitoring solutions.

While the Company expects that the greatest demand for tire monitoring in the U.S. will be at the OEM level for passenger vehicles and light trucks, SmarTire will continue to market its products through installation at either the new car dealer or port of entry level. SmarTire refers to this opportunity as car accessory programs ("CAPs"). CAPs programs may be used to provide an OEM quality product that is not installed at the factory. CAPs opportunities also exist in Europe due to the number and diversity of automakers. It is expected that CAPs will provide a longer-term opportunity in Europe.

During the fiscal year ended July 31, 2001 the Company completed development of its Gen II products and released its line of products for sale into the aftermarket. The aftermarket consists of retailers, including tire retailers, automotive electronic stores and accessory shops, that sell products directly to consumers. The aftermarket opportunity currently consists of a niche market in the enthusiast and performance vehicle segment. To access this niche, SmarTire has worked to establish a wholesale distribution network in Europe, while in North America the company has sought to work directly with major retail distributors.

COMPETITION

As a whole, the tire monitoring industry is still in its early stages. There have been very few products available in the market. Tire monitoring products can generally be divided among two basic types, direct technology and indirect monitoring technologies. As described in the NHTSA's report discussed in the "Government Regulations" section, direct tire monitoring, such as the Company's products, provide substantial advantages over indirect monitoring technology. SmarTire's main competitors with respect to direct tire monitoring systems include the following:

Schrader Bridgeport, claims to be the world's largest producer of tire valves and tire-pressure measurement equipment with over $140 million in annual sales. The tire monitoring system developed by Schrader has been used on Corvettes since 1996. The Schrader tire monitoring system is also used on the Plymouth Prowler. The product is being aggressively marketed at the OEM level. As a transmitter supplier, Schrader has teamed with receiver suppliers to recently win new tire monitoring

OEM contracts. In the aftermarket, Schrader has joined with Johnson Controls in the launch of their PSI product.

German based BERU acquired Doduco and its tire monitoring technology. The company is presently working with and approved by the consortium of five German vehicle manufacturers. To SmarTire's knowledge, the system requires the use of transmitters attached to the valve stem (inside the tire/wheel assembly), receiving antennas at each of the wheel wells, wiring harness for conveying data to the receiver and some form of in-dash display. This system has been developed for the OEM market only.

Pacific Industrial Co. Ltd., a Japanese company, has developed a product that measures the air pressure in each tire and sends the data to a receiver mounted inside a vehicle. The products are available on a few Asian vehicles and, to date, are not commercially available in North America. SmarTire believes that the Pacific products resemble the BERU approach to tire monitoring with additional antennas and wiring harnesses.

TRW is a producer of safety and security systems for the global automotive market. It supplies advanced technology products and services to the aerospace, information systems and automotive markets. From December 1998 to August
2001, SmarTire and TRW jointly developed advanced tire monitoring technology and each has access to this technology, which encompasses SmarTire's current products. During this period, the two companies developed a common ASIS chip for existing products. SmarTire believes that TRW's tire monitoring product has not been released into production.

Siemens Automotive merged with Atecs Mannesmann AG to create Siemens Automotive AG, a large supplier of high-tech automotive electronic systems. The combined company's product portfolio focuses on electronic modules and systems including ABS and airbag electronics. With the advent of the TREAD Act, SmarTire expects Siemens to enter the tire monitoring market and become a major supplier over time.

In addition to the systems mentioned above, NHTSA also tested two other wireless tire monitoring systems. One system was developed by Cycloid Co. and the other was developed by Fleet Specialties Co. The information obtained from NHTSA indicates that both of these systems are still in the prototype stage.

There are several indirect or ABS systems, either available on the market or in prototype stages. Based on the substantial advantages of direct monitoring technology and the fact the none of these systems currently meet the proposed guidelines set out in NHTSA's Notice of Proposed Rule Making, unless improvements can be made to these systems to allow them to meet the proposed guidelines, the Company does not consider indirect monitoring technology will be a significant competitor.

With respect to commercial vehicle tire monitoring systems, the major tire companies have been developing medium truck tires incorporating electronic chips in the sidewall to provide tire tracking information possibly including pressure, temperature and identification. Their disadvantage is their inability to provide real-time, dynamic values to the driver, which eliminates any early warning capability while operating the vehicle. Further, it seems that currently there are no additional functions that can be programmed into these static systems, limiting their integration into other fleet management programs.

There are a number of companies that are marketing tire inflation systems into the commercial trailer market. While these systems do not provide tire monitoring information to the driver, they utilize the air lines in the trailer to supply air pressure to a tire that is experiencing an air loss. This allows the driver to continue to operate the vehicle. This system is not available on the tractor or truck unit itself.

One potential future development that could affect the market for both passenger car and commercial vehicle tire monitoring is the development of a "smart chip". This is a computer chip that could transmit data and would be manufactured into tires. The Company believes that Goodyear and Bridgestone/Firestone have both completed some development of such a computer chip.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

The Company contracts the manufacture of its products to third parties. These manufacturers normally provide turnkey operations whereby the manufacturer is responsible for purchasing the component parts for the Company's tire monitoring system. The Company also purchases component parts on its own account for engineering and prototype development purposes. Certain of the components and raw materials used in the Company's products are difficult to obtain and/or require purchase commitments far in advance of the manufacturing date. At present, the Company's relationships with its current suppliers are generally good and the Company expects that the suppliers will be able to meet the anticipated demands for the Company's products through fiscal year 2002.

DEPENDENCE ON CERTAIN CUSTOMERS

Due to the early stage development of the market for tire monitoring systems in general and for the Company's tire monitoring products, the Company is still dependent on major customers. During the year ended July 31, 2001 the Company earned 66% of its revenue from three major customers. One of these customers accounted for 75% of sales of the OEM passenger car tire monitoring systems and two customers accounted for 100% of sales of the motorsports tire monitoring systems during fiscal year 2001. It is expected that this dependence will be reduced as the Company markets its GEN II products and pursues new programs in the OEM market.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, LABOR CONTRACTS, INCLUDING DURATION.

Proprietary Protection

The Company's intellectual property is important to protecting its competitive advantage and expanding its market share. The Company relies on a combination of patents, trade secret laws, confidentiality procedures and contractual provisions to protect its intellectual property.

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

As the Company develops additional products and technology, it intends to seek patent protection where applicable.

In addition to the Company's patents, it also has access to a number of other patents under its license agreements with Transense and TRW.

The Company entered into a license agreement on September 30, 1999 with Transense based in Oxfordshire, United Kingdom. Transense researches, develops and exploits the use of its patented SAW technology in the automotive industry. The license agreement grants SmarTire a non-exclusive, worldwide right to develop and market Transense's SAW technology for use in tire monitoring systems.

Effective August 31, 2001 the Company restructured its strategic alliance with TRW. As part of the restructuring, SmarTire received a royalty-free license from TRW to utilize technology developed during the term of the Cooperative Engineering Agreement that is patented, now or in the future, by TRW. SmarTire has granted the same royalty-free license to TRW.

RESEARCH AND DEVELOPMENT

The following is the amount spent during each of the last three fiscal years on research and development activities;

2001 - $1,485,874
2000 - $1,416,992
1999 - $1,292,011

These amounts have funded the development of the Company's second generation products. The Company expects that the historical research and development expenses are indicative of the anticipated future annual expenditures and are expected to continue to increase in order to integrate current products into systems satisfying the TREAD Act requirements and complete development of the Company's other products currently in development.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

The Company has no material expenses and anticipates no material impact on its business from compliance with environmental laws.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

At July 31, 2001, the Company had 44 full-time employees, 9 of whom are in marketing, 21 of whom are in engineering, research and development and 14 of whom are administrative and executive personnel. There is no collective bargaining agreement in place.

RISK FACTORS

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements in this Form 10-KSB.

History of Operating Losses; Fluctuating Operating Results

Since inception through July 31, 2001, the Company has incurred aggregate losses of $31,287,425. The Company's loss from operations for the fiscal year ended July 31, 2001 was $5,507,019. There is no assurance that the Company will operate profitably or will generate positive cash flow in the future. In addition, the Company's operating results may be subject to significant fluctuations due to many factors not within the Company's control, such as the unpredictability of when a customer will order products, the size of a customer's order, the demand for the Company's products, the level of competition and general economic conditions. Management believes that the Company will have sufficient cash to fund its current and planned operations through November 2001. Thereafter, the Company will require additional funding. There can be no assurance that such financing will be available on terms acceptable to the Company or at all.

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

Uncertainty Relating to the Effects of TREAD Act

The Company expects that the recent enactment of the TREAD Act will have a major impact on the tire monitoring industry. However, the rules implementing the TREAD Act have not been finalized and therefore, the Company does not know when or how the TREAD Act will be implemented. If there are extended "phase-in" or "legacy" provisions, the full impact of the TREAD Act may not occur for several years. Additionally, there can be no assurance that SmarTire's current products will satisfy all of the TREAD Act's requirements as a monitoring technology, or that it will satisfy the requirements in a cost effective manner. Even after implementation, the rules promulgated under the TREAD Act could be changed to require features or functions not available on SmarTire's products. Any of these factors could substantially decrease the Company's revenues, gross margins, or the ability to achieve profitability.

The Company may not be able to capitalize on the expansion of the tire monitoring market from the implementation of the TREAD Act.

Even if the general market for tire monitoring technology experiences rapid growth, SmarTire may not be able to gain a significant share of that market. Although the Company believes the TREAD Act will significantly expand the tire monitoring market, the expansion will occur disproportionately at the OEM level. Many other companies, including several of our competitors and potential competitors, have long and established relationships with the vehicle manufacturers and the OEM suppliers which may make it difficult for the Company to compete. Additionally, the vehicle manufacturers may elect to develop their own systems to comply with the TREAD Act. Any of these factors could substantially decrease the Company's revenues, gross margins, or the ability to achieve profitability.

Dependence on Major Customers

During the year ended July 31, 2001, the Company earned 66% of its revenue from three of its major customers. Accordingly, the loss of one of these major customers would materially and adversely affect the Company. The loss of any major customer, or significant reductions by any of them in buying the Company's products, or the inability to collect accounts receivable from them, would materially and adversely affect the Company's business and results of operations. One of these customers accounted for 75% of sales of the OEM passenger car tire monitoring systems and two customers accounted for 100% of sales of the motorsports tire monitoring systems during fiscal year 2001.

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

Inability to Raise Additional Capital

The Company has been funding its capital requirements primarily through the offer and sale of securities. These funds are used for ongoing operations as well as to implement the Company's proposed expansion plans. In order to implement the Company's business plan, the Company will need to raise additional capital before the end of calendar 2001. Any additional equity financing may involve substantial dilution to the Company's stockholders. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms.

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

Adequacy of Insurance and Lack of Comprehensive Product Liability Insurance

The Company could be subject to claims in connection with the products that it sells. There can be no assurance that the Company would have sufficient resources to satisfy any liability resulting from any such claim, or that it would be able to have its customers indemnify or insure it against any such liability. There can be no assurance that the Company's insurance coverage would be adequate in term and scope to protect the Company against material financial effects in the event of a successful claim. The Company currently does not carry commercial general liability insurance providing comprehensive product liability coverage in all insurances. The Company may obtain such insurance provided it can be obtained at reasonable prices; however, there can be no assurance that such coverage, if obtained, would be adequate in term and scope to protect the Company.

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

Dilutive Effect of Options and Warrants

As at July 31, 2001, there were options and warrants outstanding to purchase an aggregate of 1,768,467 shares of the Company's common stock at an average price of $2.95 per share. To the extent that these and subsequent dilutive securities are exercised and/or converted, dilution of the percentage ownership of the Company's stockholders will occur, and any sales in the public market of the common stock underlying the options, warrants and convertible debentures might adversely affect prevailing market prices for the Company's common stock.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases a 15,364 square foot facility at #150-13151 Vanier Place, Richmond, British Columbia, V6V 2J1 for a five year term ending August 31, 2005. This facility consists of an office and administration area, an engineering department, a prototype production facility and a warehouse.

SmarTire (Europe) Limited leases a 9,069 square foot facility at Park 34, Didcot, Oxfordshire, United Kingdom OX11 7WB for a fifteen year term ending February 20, 2016. This facility consists of an office and administration area and a warehousing area.

We expect that our current facilities will be sufficient for the foreseeable future. To the extent that the Company requires additional space in the near future, the Company believes that it will be able to secure additional leased facilities at commercially reasonable rates.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the Nasdaq Small Cap Market under the symbol "SMTR".

The table lists the high and low bid prices on the Nasdaq Small Cap Market for the Company's common stock as compiled from NASDAQ - AMEX on-line.

Period                                    High            Low
------                                    ----            ---
08/1/99 - 10/31/99                       $2.34           $1.53
11/1/99 - 01/31/00                        1.94            1.06
02/1/00 - 04/30/00                        3.25            1.13
05/1/00 - 07/31/00                        1.97            1.16
08/1/00 - 10/31/00                        5.56            1.25
11/1/00 - 01/31/01                        4.75            1.75
02/1/01 - 04/30/01                        2.88            1.91
05/1/01 - 07/31/01                        2.73            1.70

The Company's common stock is issued in registered form. Pacific Corporate Trust Company (located in Vancouver, British Columbia, Canada) is the registrar and transfer agent for the Common Shares.

As of September 30, 2001 there were approximately 400 holders of record of the Company's common stock.

The Company has never declared or paid dividends on its common stock and does not anticipate that it will do so in the foreseeable future. The Company intends to retain future earnings, if any, for use in its operations and the expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the years ended July 31, 2001 and 2000 should be read in conjunction with the consolidated financial statements of the Company and related notes included therein.

The Company's consolidated financial statements are in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 2001 vs. Fiscal Year Ended July 31, 2000

Gross revenue for the year ended July 31, 2001 was $779,611 compared to $747,738 for the fiscal year ended July 31, 2000. Sales of aftermarket passenger car systems were $389,020 compared to $438,956 in the previous fiscal year. Sales of the OEM passenger car system increased to $143,788 for the fiscal year ended July 31, 2001 from $106,098 in the previous fiscal year. Sales of motorsport tire monitoring systems increased to $246,803 for the year ended July 31, 2001 from $202,684 in the previous year.

Sales of aftermarket systems in fiscal 2001 were mostly due to the liquidation of the Company's first generation products. Release of the Company's second generation products was delayed until late fiscal 2001, which resulted in lower revenues than anticipated. The Company expects increased revenues from aftermarket systems in the next fiscal year as a result of the launch of its second generation products and increased public awareness of tire pressure monitoring. Sales of OEM passenger car systems are comprised of $35,320 on sales of the Company's second generation products and $108,468 on the Lincoln Continental program of first generation product. The Company expects increased sales of its second generation products in the next fiscal year due to the launch of the product in both the U.S. and Europe and availability for the full twelve-month period. Sales of OEM passenger car systems on the Lincoln Continental were expected to be discontinued at the end of the 2000 model year, but Ford has not formally discontinued this program. Revenue is dependent on sales by Ford and is difficult to predict. Motorsport tire monitoring systems are sold through a distributor and are difficult to predict.

Gross margin decreased from 54.6% for the fiscal year ended July 31, 2000 to 50.5% for the fiscal year ended July 31, 2001. The gross margins were significantly affected by the reduction in carrying value of first generation product inventory in the 1999 fiscal year. Gross margins on sales of aftermarket products would be substantially lower if the write down of inventory had not occurred. The gross margin is expected to decrease significantly in the next fiscal year.

Expenses and other decreased to $6,260,532 for the year ended July 31, 2001 from $7,058,528 for the year ended July 31, 2000 as decreased marketing, general and administrative expenses and a larger foreign exchange gain were partially offset by higher engineering, research and development costs and depreciation and amortization.

Included in expenses for fiscal 2000 is $294,000 of costs associated with the closure of the Company's office in Bourne, Massachusetts effective March 31, 2000. Of this amount, approximately $245,000 related to payments on termination of a management agreement. These costs have been allocated on a departmental basis within the financial statements.

Marketing expenses decreased to $1,744,004 for the fiscal year ended July 31, 2001 from $2,057,937 for the fiscal year ended July 31, 2000. Lower expenditures on wages and advertising and promotion were partially offset by increased consulting costs. Marketing costs are expected to increase in fiscal 2002 due to the launch of the Company's new products.

General and administrative expenses decreased from $3,421,844 for the fiscal year ended July 31, 2000 to $2,701,621 for the fiscal year ended July 31, 2001. Lower professional fees and investor relations costs were partially offset by increased travel and computer expenditures. General and administrative expenses are not expected to increase significantly in fiscal 2002.

Engineering, research and development expenses were $1,485,874 for the fiscal year ended July 31, 2001 compared to $1,416,992 for the fiscal year ended July 31, 2000. Increased costs for product testing and approvals were partially offset by a decrease in prototype development and consulting costs. Engineering, research and development costs are expected to increase in fiscal 2002.

Depreciation and amortization expense increased to $446,096 for the fiscal year ended July 31, 2001 from $177,690 for the fiscal year ended July 31, 2000. The increase was due to amortization of the license acquired from TRW as described under Liquidity and Capital Resources.

The Company earned interest income of $359,799 for the fiscal year ended July 31, 2001 as compared to $212,203 for the fiscal year ended July 31, 2000. This increase was due to higher average cash balances during the current fiscal year.

Fiscal Year Ended July 31, 2000 vs. Fiscal Year Ended July 31, 1999

Gross revenue for the fiscal year ended July 31, 2000 was $747,738 compared to $1,772,996 for the fiscal year ended July 31, 1999. Sales of aftermarket passenger car systems were $438,956 for the fiscal year ended July 31, 2000 compared to $1,224,524 in the previous fiscal year. Sales of the OEM passenger car system decreased to $106,098 for the fiscal year ended July 31, 2000 compared to $291,380 in the previous fiscal year. Sales of motorsport tire monitoring systems decreased to $202,684 for the year ended July 31, 2000 from $257,092 in the previous fiscal year.

Sales of aftermarket passenger car systems decreased in fiscal 2000 due to lower selling prices and lower sales volumes resulting from the liquidation of the Company's first generation products. The Company experienced delays in the development of its second generation products and there were no sales of this product in the fiscal year ended July 31, 2000. Sales of OEM passenger car systems related to the Lincoln Continental were expected to be discontinued at the end of the 2000 model year, but Ford has not formally discontinued this program.

Gross margin increased from -231% for the fiscal year ended July 31, 1999 to 54.6% for the fiscal year ended July 31, 2000. Excluding the inventory write down in fiscal 1999 of $4,429,713 included with the cost of goods sold, gross margin was 18.4%. The Company's profit margin on passenger car systems increased in 2000 due to the reduction in the carrying value of inventory in the 1999 fiscal year. Gross margins on sales of aftermarket products would be substantially lower than if the write down of inventory had not occurred.

Expenses and other decreased to $7,058,528 for the fiscal year ended July 31, 2000 from $7,394,247 for the previous fiscal year. Included in expenses for fiscal 2000 is $294,000 of costs associated with the closure of the Company's office in Bourne, Massachusetts effective March 31, 2000. Of this amount, approximately $245,000 relates to payments on termination of a management agreement. These costs have been allocated on a departmental basis within the financial statements.

During 1999, the Company assessed the future business prospects and sales for its existing tire monitoring products, the forecasted sales levels and introduction of the Company's next generation of tire pressure monitoring products. The Company's assessment did not support the carrying value of certain assets, including inventories (including purchase commitments), production equipment and deferred development costs associated with the first generation of the pressure monitoring systems, resulting in a write down of $4,429,713 to inventory and a charge of $390,400 to engineering, research and development.

Marketing expenses decreased from $2,833,175 for the fiscal year ended July 31, 1999 to $2,057,937 for the fiscal year ended July 31, 2000. This reduction was due to reduced advertising, promotion and market development costs. The 1999 expenses include advertising development, support materials and advertising placement costs for the SmarTire(TM) direct campaign in North America. No such program was undertaken in fiscal 2000.

General and administrative expenses were $3,421,844 for the fiscal year ended July 31, 2000 as compared to $2,761,702 for the fiscal year ended July 31, 1999. Higher investor relations costs and professional fees more than offset a reduction in filing fees and travel costs. These increased costs were the result of a comprehensive investor relations and public relations program to significantly increase corporate awareness throughout the automotive industry and investor community in North America and Europe.

Engineering, research and development expenses were $1,416,992 for the fiscal year ended July 31, 2000 compared to $1,292,011 for the fiscal year ended July 31, 1999. The increase was due to increased expenditures for prototype development and testing for the Company's next generation of tire pressure monitoring systems and increases in the number of engineering staff and higher wage levels. Included in fiscal 1999 expenses were $390,400 of costs for the impairment of certain long-lived assets.

Depreciation and amortization expenses decreased to $177,690 for the fiscal year ended July 31, 2000 from $402,250 for the fiscal year ended July 31, 1999. The reduction reflects the write-down of certain assets in the 1999 fiscal year.

The Company earned interest income of $212,203 for the fiscal year ended July 31, 2000 as compared to $182,585 for the fiscal year ended July 31, 1999. This increase was due to higher average cash balances during the current fiscal year.

The Company recorded a gain on sale of investment of $8,343,487 for the year ended July 31, 2000. During fiscal 2000, the Company made an investment in Transense Technologies plc ("Transense") through the issuance of 25,000 common shares of the Company valued at $37,500 plus cash of $161,230 in exchange for 250,000 common shares and 250,000 share purchase warrants of Transense. The Company exercised the warrants at a cost of $794,100 and disposed of all of the Transense common shares for net cash proceeds of $9,336,317. The Company still retains its rights under the September 30, 1999 license agreement with Transense.

LIQUIDITY AND CAPITAL RESOURCES

To date the Company has financed its activities primarily through the issuance and sale of securities. The Company has incurred net operating losses in each year since inception and, as of July 31, 2001, had an accumulated deficit of $31,287,425. Shareholders' equity was $6,115,149 and the Company's working capital was $3,900,260 at July 31, 2001.

The Company's cash and short-term investments at July 31, 2001 were $2,930,257 as compared to $9,753,063 at July 31, 2000. This decrease was due to the net of the Company's operating, financing and investing activities described below.

The Company used $6,108,545 for operating activities during the fiscal year ended July 31, 2001. The Company received proceeds of $240,000 from the exercise of 160,000 warrants and $23,000 from the exercise of 11,500 stock options. The Company used $732,832 for investing activities during the year ended July 31, 2001. Of this amount $332,832 was for the purchase of capital assets and $400,000 was used to purchase the license from TRW as described below. The net loss of $5,507,019 was reduced by non-cash charges of $446,096 for depreciation and amortization, $61,247 for compensation expense and was increased by $1,108,869 due to changes in non-cash working capital.

SmarTire established a strategic alliance with TRW in April 1998. The strategic alliance included joint engineering and development activities and granted TRW exclusive marketing and distribution rights for some of the Company's products. SmarTire and TRW worked closely on the development of new tire monitoring systems, which have been incorporated in SmarTire's current product line. During the alliance TRW was to have exclusive rights to the jointly developed products in the original equipment manufacturing market, and SmarTire was to have the exclusive rights in the aftermarket.

Effective December 13, 2000 SmarTire Systems Inc. entered into an Assignment and Amendment Agreement (the "Assignment and Amendment Agreement") with TRW that transferred to SmarTire Systems Inc. the license to manufacture and sell tire monitoring systems to the original equipment vehicle manufacturers of most medium and heavy duty trucks. Consideration paid to TRW consisted of 490,072 shares of common stock plus cash. On August 31, 2001 the Company and TRW Inc. restructured certain agreements entered into in 1998 between both companies, including the Assignment and Amendment Agreement. The Company is paying consideration of $US3.3 Million in cash and debt for this transaction.

Under the terms of the August 31, 2001 restructuring, SmarTire and TRW agreed to substantially reduce the interrelationship of the two companies. Although each party will continue to have a royalty free, perpetual right to use the products jointly developed, there will be no further collaboration on product development. Additionally, neither TRW nor SmarTire will have exclusive rights to any of the jointly developed products. SmarTire will be free to explore alternative marketing and distribution channels. The Company believes that this additional flexibility will allow it to better exploit the expected increase in demand for tire monitoring resulting from the TREAD Act and allow for the development of complete global market access.

As at July 31, 2001, the Company had commitments for payments under operating leases, and service agreements for premises and certain equipment and consulting of $1,282,963, as disclosed in note 12 to the Company's consolidated financial statements contained elsewhere in this Form 10-KSB.

The Company believes that the cash and cash equivalents at July 31, 2001 will be sufficient to fund operations and debt repayments through November 2001. The Company will need to secure additional financing by that time. The Company intends to fund its future operations through private placements or public financings over the foreseeable future.

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

--------------------------------------------------------------------------------
      Name               Age                       Position
--------------------------------------------------------------------------------
                         Directors
--------------------------------------------------------------------------------
LAWRENCE BECERRA          49            Director
--------------------------------------------------------------------------------
JOHN BOLEGOH              57            Technical Support Manager and Director
--------------------------------------------------------------------------------
KEVIN CARLSON             40            Chief Financial Officer, Managing
                                        Director, Corporate Secretary and
                                        Director
--------------------------------------------------------------------------------
WILLIAM CRONIN            54            Director
--------------------------------------------------------------------------------
BERNARD PINSKY            47            Director
--------------------------------------------------------------------------------
ROBERT RUDMAN             54            President, Chairman and Chief Executive
                                        Officer and Director
--------------------------------------------------------------------------------

       Executive Officers and Significant Employees Who Are Not Directors

--------------------------------------------------------------------------------
ERWIN BARTZ               40            Director, Technical Operations
--------------------------------------------------------------------------------
IAN BATEMAN               56            Managing Director,
                                        SmarTire (Europe) Limited
--------------------------------------------------------------------------------
SHAWN LAMMERS             34            Vice President, Engineering
--------------------------------------------------------------------------------

BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The present and principal occupations of the Company's directors and executive officers during the last five years are set forth below:

LAWRENCE BECERRA:

        Mr. Becerra has been a Director since March 1998. He has an extensive background in international finance. Since 1996, he has been the principal and founder of West Sussex Trading, Inc. which is involved in corporate finance activities. Between 1992 and 1995 Mr. Becerra was the Senior Proprietary Trader promoted from the position of Manager of European Money Market Trading for Goldman Sachs International in London, England. Between 1987 and 1992 Mr. Becerra was the Managing Director for Czarnikow Financial Futures. Between 1984 and 1987, he held the position of Senior Trader with TransMarket Group, Inc. Between 1976 and 1984, Mr. Becerra worked for Continental Bank in London and ended his tenure as the Executive Director representing all trading activities for the company. He attended Middlebury College in Middlebury, Vermont between 1970 and 1974 and Hackley School in Tarrytown, New York between 1968 and 1970.

JOHN BOLEGOH:

        Mr. Bolegoh has held a number of positions with the Company and has been a Director since 1993. Mr. Bolegoh has an extensive background in tire product engineering, including twenty years with Michelin Technical Services Canada Limited in positions of increasing responsibility. Mr. Bolegoh joined the Company in 1991. His responsibilities include defining necessary product capabilities and designs for entering various markets; establishing contacts to promote awareness of the Company's technologies; locating and exploring business possibilities with potential distributors; and providing customer relations, problem solving, training and sales assistance. Mr. Bolegoh specialized in mechanical technology at the Hamilton Institute of Technology in Hamilton, Ontario.

KEVIN CARLSON:

        Mr. Carlson joined the Company as the Chief Financial Officer in November 1998 and has served as a Director since December 1998. Mr. Carlson is responsible for all of the Company's financial and related functions including Finance, Treasury, Accounting, Taxation, Legal, Management Information Systems and Administration. Effective April 1, 2000 Mr. Carlson assumed the additional responsibilities of General Manager and is responsible for all operating activities of the Company's Richmond office. As of December 2000, Mr. Carlson became the Managing Director responsible for all North American operations. Prior to joining the Company, Mr. Carlson was Chief Financial Officer of ID Biomedical Corporation, a publicly traded biotechnology company. Previously, he was Chief Financial Officer for three other publicly traded companies. Mr. Carlson spent eight years with KPMG in Calgary, Alberta. In addition to his Chartered Accountancy designation, Mr. Carlson holds a Bachelor of Commerce degree from the University of Calgary.

WILLIAM CRONIN:

        Mr. Cronin has been a Director since June 2001 and previously served as a Director from November 17, 1995 to April 25, 1998. Mr. Cronin is owner of Madison Financial Services, a registered investment adviser firm located in Madison, CT, specializing in tax, pension investing planning strategies and portfolio management. Mr. Cronin has a degree in political science and has been in the financial services field for over 20 years.

BERNARD PINSKY:

        Mr. Pinsky has been a Director since August 1998. He is a partner practicing corporate/securities law at Clark, Wilson, one of Vancouver's most established and respected law firms. Mr. Pinsky was called to the British Columbia Bar in 1980, and was admitted to practice law in California in 1999. He has advised a variety of public and private companies on legal matters related to acquisitions, mergers, takeovers, initial public offerings, secondary financings, public company disclosure requirements and stock exchange practice. Mr. Pinsky has been corporate and securities counsel for the Company since 1993.

ROBERT RUDMAN:

        Mr. Rudman has been a Director since September 1993. He is a Chartered Accountant with 15 years of experience assisting public companies, especially on the Vancouver Stock Exchange. Mr. Rudman joined the Company in March 1993 as the Chief Financial Officer after serving as an independent financial consultant for several months. He was appointed Chief Executive Officer of the Company on January 19, 1996, and served as President from January 19, 1996 to June 4, 1999, when he was appointed Chairman of the Board. Mr. Rudman was reappointed President of the Company effective April 1, 2000. Prior to joining the Company, Mr. Rudman was manager of a California-based sales contract financing firm. Previously, he was a partner in a consulting firm providing professional assistance to publicly traded companies. Mr. Rudman became a Chartered Accountant in 1974 and worked with Laventhol & Horwath and Price Waterhouse & Co. in Winnipeg, Manitoba. In addition to his Chartered Accountancy designation, Mr. Rudman holds a Bachelor of Arts degree and graduate business diploma from Lakehead University in Thunder Bay, Ontario.

ERWIN BARTZ

        Mr. Bartz is a Professional Engineer with 16 years of engineering experience. Mr. Bartz joined the Company as Director, Technical Operations in January 2001 and is responsible for the Company's overall technical operations including engineering and manufacturing. Prior to joining the Company, Mr. Bartz spent ten years as Manager of Engineering and Manufacturing at Finning (Canada), the Caterpillar dealer for British Columbia, Alberta, United Kingdom and Chile, with corporate responsibility for engineering, product review, heavy manufacturing and new equipment preparation. Previously, he held the Engineering Manager role at Weldco Beales, a custom attachment manufacturer for the mobile equipment market, and also worked as a design engineer for the Chapman Industries, a Hitachi distributor and general manufacturer of purpose built machinery and equipment. Mr. Bartz holds a Bachelor of Applied Science degree in Mechanical Engineering from the University of British Columbia.

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

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

        1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

        2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

        3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

        4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

SECTION 16(a) REPORTING

Since the Company is a "foreign private issuer", its insiders are exempt from the reporting requirements of Section 16(a) of the United States Securities Exchange Act of 1934, as amended (the "1934 Act"). Among other things, Section 16(a) of the 1934 Act requires certain "reporting persons" of any issuer with any class of equity securities registered under Section 12 of the 1934 Act to file with the United States Securities and Exchange Commission reports of ownership and changes in ownership of securities of the registered class. Reporting persons consist of directors, executive officers and beneficial owners of more than 10% of the securities of the registered class. The Company is aware that certain persons who would be subject to such reporting requirements, but for the fact that the Company is a "foreign private issuer", have voluntarily filed reports under Section 16(a) of the 1934 Act during the year ended July

31, 2001. However, the Company is not in a position to comment on the completeness of such filings.

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

During 2001, five (5) individuals served as executive officers of the Company at various times: Robert Rudman, Kevin Carlson, Erwin Bartz, Shawn Lammers and Ian Bateman. All except Mr. Bartz qualify as "Named Executive Officers" as defined above.

==================================================================================================================
                                            SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------
                                        ANNUAL COMPENSATION                  LONG TERM COMPENSATION(1)
------------------------------------------------------------------------------------------------------------------

                                                                              AWARDS          PAYOUTS
------------------------------------------------------------------------------------------------------------------

                                                            OTHER     SECURITIES  RESTRICTED
                                                            ANNUAL    UNDERLYING   SHARES OR
                                                            COMPEN-    OPTIONS/   RESTRICTED           ALL OTHER
     NAME AND                                               SATION       SARs       SHARE      LTIP      COMPEN-
PRINCIPAL POSITION      YEAR      SALARY        BONUS         (1)       GRANTED     UNITS     PAYOUTS    SATION
------------------------------------------------------------------------------------------------------------------
Robert Rudman          2001      $191,058        Nil          Nil       150,000       Nil       Nil        Nil
President, Chairman    2000      $185,826        Nil          Nil        17,500       Nil       Nil     44,730(2)
and Chief Executive    1999      $163,732      $59,587        Nil         Nil         Nil       Nil        Nil
Officer
------------------------------------------------------------------------------------------------------------------

Ian Bateman(3)         2001      $102,810        Nil          Nil        35,000       Nil       Nil        Nil
Managing Director      2000      $107,517        Nil          Nil        57,500       Nil       Nil        Nil
SmarTire (Europe)      1999      $ 89,613      $24,518        Nil        10,000       Nil       Nil        Nil
Limited
------------------------------------------------------------------------------------------------------------------

Kevin Carlson(4)       2001      $131,764        Nil          Nil        50,000       Nil       Nil        Nil
Chief Financial        2000      $102,201        Nil          Nil        60,000       Nil       Nil    $15,406
Officer, Managing
Director, Corporate
Secretary and
Director
------------------------------------------------------------------------------------------------------------------

Shawn Lammers(5)       2001      $ 83,802        Nil          Nil        15,000       Nil       Nil    $17,017(6)
VIP Engineering
==================================================================================================================

(1) The value of perquisites and other personal benefits, securities and property for the Named Executive

        Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)     Amount relates to accumulated vacation pay paid to Mr. Rudman.

(3)     Mr. Bateman commenced employment with the Company on February 2, 1998.

(4) Mr. Carlson commenced employment with the Company on November 16, 1998. Mr. Carlson was paid a signing bonus consisting of 10,000 shares of the Company's common stock valued at $15,406.

(5)     Mr. Lammers commenced employment with the Company in October 1988.

(6)     Amount relates to accumulated vacation pay paid to Mr. Lammers.

The following table sets out the details of all stock options granted to the Named Executive Officers during the most recently completed fiscal year:

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

--------------------------------------------------------------------------------
                       NUMBER OF    % OF TOTAL
                      SECURITIES      OPTIONS/
                      UNDERLYING       SARs
                       OPTIONS/      GRANTED TO    EXERCISE
                         SARs       EMPLOYEES IN     PRICE
      NAME            GRANTED(#)    FISCAL YEAR    ($/SHARE)    EXPIRATION DATE
================================================================================
Robert Rudman(1)       150,000        30.1%          $3.33      January 17, 2006
--------------------------------------------------------------------------------
Ian Bateman(2)          35,000         7.0%          $3.65      January 17, 2006
--------------------------------------------------------------------------------
Kevin Carlson(2)        50,000        10.1%          $3.65      January 17, 2006
--------------------------------------------------------------------------------
Shawn Lammers(2)        15,000         3.0%          $3.65      January 17, 2006
--------------------------------------------------------------------------------

(1) Average price of $3.33 over the term of options. 75,000 of the options granted to Mr. Rudman were in recognition of past service and were immediately exercisable

(2)     Average price of $3.65 over the term of options

The following table sets out the details of all stock options exercised during the most recently completed fiscal year by the Named Executive Officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

--------------------------------------------------------------------------------------------------------------
                                                NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED
                                                  UNEXERCISED OPTIONS/SARs AT    IN-THE-MONEY OPTIONS/SARs
                                                          FY-END(#)                   AT FY-END($)(1)

                      SHARES        AGGREGATE
                    ACQUIRED ON      VALUE               EXERCISABLE/
       NAME         EXERCISE(#)     REALIZED            UNEXERCISEABLE           EXERCISEABLE/UNEXERCISEABLE
--------------------------------------------------------------------------------------------------------------
                                                EXERCISEABLE   UNEXERCISEABLE   EXERCISEABLE   UNEXERCISEABLE
--------------------------------------------------------------------------------------------------------------
Robert Rudman          Nil            Nil          264,500         60,500          14,460           Nil

Ian Bateman            Nil            Nil           64,667         57,833           4,140           Nil

Kevin Carlson          Nil            Nil           70,667         89,333           4,320           Nil

Shawn Lammers          Nil            Nil           52,000         50,500           4,860           Nil
--------------------------------------------------------------------------------------------------------------

(1) The closing price of the Company's common stock on July 31, 2001 was $2.36 per share.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Effective August 1, 1999, the Board of Directors of the Company approved a new management agreement with Robert Rudman, regarding his position with the Company. The management agreement calls for payment of a base salary of CDN$273,000 per annum subject to increase as from time to time plus incentive compensation as determined by the Company's incentive compensation plan. Effective August 1, 2000 Mr. Rudman's salary was increased to CDN $290,000 per annum.

The agreement with Mr. Rudman requires the Company to pay a termination allowance in the event of the termination of Mr. Rudman's employment by the Company except for just cause. The termination allowance is equal to the annual salary.

Effective August 1, 1999, the Board of Directors of the Company approved a new management agreement with Kevin Carlson, regarding his position with the Company. The management agreement calls for payment of a base salary of CDN$140,000 per annum subject to increase as from time to time plus incentive compensation as determined by the Company's incentive compensation plan. Effective April 1, 2000 Mr. Carlson's salary was increased to CDN $170,000 per annum due to the assumption of General Manager responsibilities. Effective August 1, 2000 Mr. Carlson's salary was increased to CDN $200,000 per annum due to the assumption of additional responsibilities.

The agreement with Mr. Carlson requires the Company to pay a termination allowance in the event of the termination of Mr. Carlson's employment by the Company except for just cause. The termination allowance is equal to the annual salary.

Effective August 1, 1999, the Board of Directors of the Company approved a new management agreement with Ian Bateman, regarding his position with the Company. The management agreement calls for payment of a base salary of pounds sterling 67,000 per annum subject to increase as from time to time plus incentive compensation as determined by the Company's incentive compensation plan. Effective August 1, 2000, Mr. Bateman's salary was increased to pounds sterling 71,000 per annum.

The agreement with Mr. Bateman requires the Company to pay a termination allowance in the event of the termination of Mr. Bateman's employment by the Company except for just cause. The termination allowance is equal to the annual salary.

Effective August 1, 1999, the Board of Directors of the Company approved a new management agreement with Shawn Lammers, regarding his position with the Company. The management agreement calls for payment of a base salary of CDN$120,000 per annum subject to increase as from time to time plus incentive compensation as determined by the Company's incentive compensation plan. Effective August 1, 2000, Mr. Lammers salary was increased to $127,200.

The agreement with Mr. Lammers requires the Company to pay a termination allowance in the event of the termination of Mr. Lammers' employment by the Company except for just cause. The termination allowance is equal to the annual salary.

Effective January 3, 2001, the Board of Directors of the Company approved a new management contract with Erwin Bartz regarding his position with the Company. The management agreement calls for payment of a base salary of CDN$150,000 per annum subject to increase from time to time plus incentive compensation as determined by the Company's incentive compensation plan.

The agreement with Mr. Bartz requires the Company to pay a termination allowance in the event of the termination of Mr. Bartz' employment by the Company except for just cause. The termination allowance is equal to the annual salary.

Other than as discussed above, the Company has no plans or arrangements in respect of remuneration received or that may be received by Named Executive Officers of the Company in fiscal 2001 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Named Executive Officer.

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

The Company has adopted four formal stock incentive plans (collectively, the "Stock Incentive Plans"), two of which were approved by the Shareholders at the 1998 Annual General Meeting of the Company and two of which were approved at the 2000 Annual General Meeting of the Company. Two of the Stock Incentive Plans (the "1998 US Stock Incentive Plan" and the "2000 US Stock Incentive Plan") provide for Awards to Eligible Employees of the Company or of any Related Entity who are resident in the United States and/or subject to taxation in the United States; the other two (the "1998 Stock Incentive Plan" and the "2000 Stock Incentive Plan") provide for Awards to all other Eligible Employees of the Company of any Related Entity.

The Company has also adopted a formal incentive compensation plan (the "1999 Incentive Compensation Plan") which was approved by the Shareholders at the 2000 Annual and Extraordinary General Meeting of the Company. The 1999 Incentive Compensation Plan is intended to complement the Company's existing Stock Incentive Plans and any subsequent stock incentive plans that may be approved by the Shareholders of the Company. Accordingly, the 1999 Incentive Compensation Plan does not specify a maximum number of Common Shares of the Company that will be issuable pursuant to all awards granted under the 1999 Incentive Compensation Plan, and all options granted under the 1999 Incentive Compensation Plan shall be subject to the provisions of the Company's existing Stock Incentive Plans and any subsequent stock incentive plans that may be approved by the Shareholders of the Company. In granting awards under the 1999 Incentive Compensation Plan, the Board of Directors follow certain guidelines which take into account after-tax operating profits after accounting for the cost of capital employed to create such profits, as suggested by an

Economic Value Added ("EVA(TM)") model developed by Stern, Stewart & Co., a global consulting firm. There are no incentive awards under the 1999 Incentive Compensation Plan for fiscal 2001 based on the audited consolidated financial statements of the Company for the financial year ended July 31, 2001.

To date, the Company has granted to directors, officers, employees and consultants incentive stock options to purchase Common Shares subject to and in accordance with the prevailing policies of the stock exchange on which the Company's shares were then listed. Options are granted based on the assessment by the Company's Board of Directors and/or Compensation Committee of the optionee's past and present contribution to the success of the Company. The Company's Common Shares are presently listed for trading on the Nasdaq Small Cap Market. These options are not transferable and are exercisable from the date granted until the earliest of (i) such number of years (up to ten years) from the date of the grant, (ii) such number of days following the death of the optionee as is specified in each optionee's option agreement.

One Director is paid his hourly rate as an attorney at law for his time expended on his duties as a Director.

Other than the 1999 Incentive Compensation Plan, the management agreements, the advisory agreements and the 1998 and 2000 Stock Incentive Plans discussed herein, the Company presently has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's directors or executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The authorized capital of the Company consists of: 200,000,000 shares of common stock without par value; and 20,000 shares of preferred stock with a par value of CDN $1,000 per share. As of September 30, 2001, there were 15,159,369 issued and outstanding shares of common stock and no issued or outstanding shares of preferred stock.

To the knowledge of the Company, the following beneficially own, directly or indirectly, shares carrying more than five percent (5%) of the voting rights attached to all shares of the Company:

--------------------------------------------------------------------------------------------
                       NAME AND ADDRESS OF        AMOUNT AND NATURE OF
TITLE OF CLASS         BENEFICIAL OWNER           BENEFICIAL OWNERSHIP     PERCENT OF CLASS
--------------------------------------------------------------------------------------------
Common Stock           Simon Archdale             1,500,000                9.9%
                       Chalet Trois Nicholas
                       Courtavey, Crans Montana
                       Valais Switzerland
--------------------------------------------------------------------------------------------
Common Stock           TRW Inc.                   1,390,042                9.2%
                       1900 Richmond Rd.
                       Cleveland, OH
                       44124
--------------------------------------------------------------------------------------------
Common Stock           Andersen Maria Burrows       840,000                5.5%
                       Le Corail, 17 Rue Sadi
                       Carrot
                       F-06600 Antibes
                       France
--------------------------------------------------------------------------------------------

The following table sets forth specified information with respect to the beneficial ownership of the Company's common stock as of September 30, 2001 by shares and percentages beneficially owned. Under the rules of the United States Securities and Exchange Commission, beneficial ownership includes shares over which the named stockholder exercises voting control or investment power. Shares of common stock subject to options or warrants that are currently exercisable or will become exercisable within sixty days from September 30, 2001 are deemed outstanding for purposes of the ownership of the person holding the option or warrant, but are not deemed outstanding for purposes of computing the ownership percentage of any other person. Unless indicated otherwise in the footnotes below, each person's address is the Company's principal place of business.

--------------------------------------------------------------------------------
                              Total Number of Shares
        Name                    Beneficially Owned          Percent of Class
--------------------------------------------------------------------------------
                                    Directors
--------------------------------------------------------------------------------
Lawrence Becerra(1)                 152,303                     1.00%
--------------------------------------------------------------------------------
John Bolegoh(2)                      50,238                         *
--------------------------------------------------------------------------------
Kevin Carlson(3)                     96,237                         *
--------------------------------------------------------------------------------
William Cronin(4)                   160,660                     1.06%
--------------------------------------------------------------------------------
Bernard Pinsky(5)                    46,500                         *
--------------------------------------------------------------------------------
Robert Rudman(6)                    322,837                     2.13%
--------------------------------------------------------------------------------

                 Named Executive Officers who are not Directors
--------------------------------------------------------------------------------
Ian Bateman(7)                       78,000                         *
--------------------------------------------------------------------------------
Shawn Lammers(8)                     56,852                         *
--------------------------------------------------------------------------------
Total Directors/Executive
Officers (9 persons)(9)           1,000,294                     6.60%
--------------------------------------------------------------------------------

* Represents less than 1% of the Company's outstanding stock

(1) Mr. Becerra has incentive stock options for the right to purchase up to an aggregate of 70,000 shares of common stock and warrants for the right to purchase up to an aggregate of 28,803 shares of common stock. The options and warrants are immediately exercisable. Mr. Becerra's address is 32 Meadow Bank, Primrose Hill, London, United Kingdom NW33AY.

(2) Includes 12,990 Common Shares owned by Mr. Bolegoh's wife and children. Mrs. Bolegoh has sole voting and dispositive power with respect to her shares, and Mr. Bolegoh disclaims beneficial ownership of such shares. Mr. Bolegoh has incentive stock options for the right to purchase up to an aggregate of 15,900 shares of common stock. The options vest over time and currently 13,634 are immediately exercisable.

(3) Mr. Carlson is also a Named Executive Officer. Mr. Carlson has incentive stock options for the right to purchase an aggregate of 205,000 shares of common stock. The options vest over time and currently 85,667 options are immediately exercisable.

(4) Mr. Cronin has incentive stock options for the right to purchase an aggregate of 63,750 shares of common stock. The options are immediately exercisable. Mr. Cronin's address is 180 Concord Dr. Madison, Connecticut, United States 06443.

(5) Mr. Pinsky has incentive stock options for the right to purchase an aggregate of 40,000 shares of common stock. The options are immediately exercisable. Mr. Pinsky's address is 800-885 W Georgia, Vancouver, British Columbia, Canada V6C3H1.

(6) Mr. Rudman is also a Named Executive Officer. Mr. Rudman has incentive stock options for the right to purchase 415,000 shares of common stock. The options vest over time and currently 294,500 options are immediately exercisable.

(7) Mr. Bateman has incentive stock options for the right to purchase 162,500 shares of common stock. The options vest over time and currently 78,000 options are immediately exercisable. Mr. Bateman's address is 56 Upper End, Chaddleworth, NR Newbury, Berkshire, England RG20 7DY.

(8) Mr. Lammers has incentive stock options for the right to purchase 112,500 shares of common stock. The options vest over time and currently 55,333 options are immediately exercisable.

(9) Includes 36,667 immediately exercisable incentive stock options beneficially owned by Mr. Bartz, Director Technical Operations, who is not a named executive officer. Mr. Bartz holds an additional 73,333 incentive stock options that vest over time.

(10) Based on beneficial shares owned, directly or indirectly, or over which control or direction is exercised at September 30, 2001. The issued and outstanding Common Shares of the Company at September 30, 2001 were 15,159,369.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Becerra is a principal of West Sussex Trading Inc. During the year ended July 31, 2001 the Company paid West Sussex Trading Inc. $78,510 for consulting services. During the year ended July 31, 2000, the Company paid West Sussex Trading Inc. $319,380 for consulting services and financing fees on the private sale of the Company's common stock and issued it 86,409 share purchase warrants at an exercise price of $2.00, expiring at dates ranging from October 15, 2002 to March 31, 2003 for financing services.

Mr. Pinsky is a partner of Clark, Wilson. During the years ended July 31, 2001 and 2000 the Company paid to Clark, Wilson $79,858 and $101,539, respectively, for legal services.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

        Consolidated Financial Statements. See "Index" on Page F-1

        Auditor's Report, dated September 14, 2001;

        Consolidated Balance Sheets at July 31, 2001 and July 31, 2000;

        Consolidated Statements of Operations and Deficit for the Years Ended July 31, 2001, July 31, 2000 and July 31, 1999;

        Consolidated Statements of Stockholders' Equity and Comprehensive Income
        (loss) for the Years Ended July 31, 2001, July 31, 2000 and July 31,
        1999;

        Consolidated Statements of Cash Flows for the Years Ended July 31, 2001, July 31, 2000 and July 31, 1999;

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

                                  SMARTIRE SYSTEMS INC.

                       By:        /s/ ROBERT V. RUDMAN
                           ----------------------------------
                                  Robert V. Rudman, CA
                                President, Chairman and
                                Chief Executive Officer

                                Date: October 26, 2001


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON OCTOBER 26, 2001:

NAME                                     TITLES
----                                     ------
/s/ ROBERT V. RUDMAN                     Director, President, Chairman and
--------------------------------         Chief Executive Officer
Robert V. Rudman                         (Principal Executive Officer)


/s/ JOHN I. BOLEGOH                      Director, and Technical Support
--------------------------------         Manager
John I. Bolegoh


/s/ KEVIN A. CARLSON                     Director, Chief Financial Officer,
--------------------------------         Managing Director and Corporate
Kevin A. Carlson                         Secretary (Principal Financial Officer
                                         and Principal Accounting Officer)

/s/ BERNARD PINSKY                       Director
--------------------------------
Bernard Pinsky

                  Consolidated Financial Statements
                  (Expressed in United States dollars)



                  SMARTIRE  SYSTEMS  INC.



                  Years ended July 31, 2001, 2000 and 1999

STATEMENT OF MANAGEMENT RESPONSIBILITY


The management of SmarTire Systems Inc. is responsible for the preparation of the accompanying consolidated financial statements and the preparation and presentation of all information in the Annual Report. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States and are considered by management to present fairly the financial position and operating results of the Company.

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



Robert V. Rudman                            Kevin A. Carlson
CHIEF EXECUTIVE OFFICER                     CHIEF FINANCIAL OFFICER

AUDITORS' REPORT

To the Board of Directors of SmarTire Systems Inc.

We have audited the consolidated balance sheets of SmarTire Systems Inc. as at July 31, 2001 and 2000 and the consolidated statements of operations and deficit, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three year period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

With respect to the consolidated financial statements for the year ended July 31, 2001, we conducted our audits in accordance with auditing standards generally accepted in the United States of America and Canada. With respect to the consolidated financial statements for each of the years in the two year period ended July 31, 2000, we conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended July 31, 2001 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 of the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On September 14, 2001, we reported separately to the shareholders of the Company on United States dollar consolidated financial statements for the same periods, prepared in accordance with Canadian generally accepted accounting principles.



Chartered Accountants


Vancouver, Canada

September 14, 2001

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

July 31, 2001 and 2000

=========================================================================================
                                                                 2001            2000
-----------------------------------------------------------------------------------------
ASSETS

Current assets:
       Cash and cash equivalents                             $  2,930,257    $  9,753,063
       Receivables, net of allowance for doubtful accounts
         of $46,232 (2000 - nil)                                  189,472          76,800
       Inventory (note 3)                                       1,477,751         178,219
       Prepaid expenses                                            85,470         104,286
-----------------------------------------------------------------------------------------
                                                                4,682,950      10,112,368

Fixed assets (note 4)                                             706,149         617,721

Other asset (note 5)                                            1,508,740               -
-----------------------------------------------------------------------------------------

                                                             $  6,897,839    $ 10,730,089
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued liabilities              $    782,690    $    496,744

Stockholders' equity:
       Share capital (note 8):
         Preferred shares, par value $1,000 Cdn per share
            20,000 shares authorized
              Issued and outstanding; none
         Common shares, without par value
            200,000,000 shares authorized
         15,159,369 shares issued and outstanding at
            July 31, 2001 (2000 - 14,497,797)                  37,566,083      35,965,583
       Additional paid-in capital                                 683,462         581,442
       Deferred stock compensation                                (40,773)              -
       Deficit                                                (31,287,425)    (25,780,406)
       Accumulated other comprehensive loss                      (806,198)       (533,274)
-----------------------------------------------------------------------------------------
                                                                6,115,149      10,233,345
-----------------------------------------------------------------------------------------
                                                             $  6,897,839    $ 10,730,089
=========================================================================================

Commitments and contingencies (note 12)
Subsequent event (note 14)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations and Deficit
(Expressed in United States dollars)

Years ended July 31, 2001, 2000 and 1999

=========================================================================================
                                                 2001            2000            1999
-----------------------------------------------------------------------------------------
Revenue                                      $    779,611    $    747,738    $  1,772,996

Cost of goods sold (note 6)                       385,897         339,722       5,875,720
-----------------------------------------------------------------------------------------
                                                  393,714         408,016      (4,102,724)

Expenses and other:
       Depreciation and amortization              446,096         177,690         402,250
       Engineering, research and
       development                              1,485,874       1,416,992       1,292,011
       Foreign exchange loss (gain)              (117,063)        (15,935)        105,109
       General and administrative               2,701,621       3,421,844       2,761,702
       Marketing                                1,744,004       2,057,937       2,833,175
-----------------------------------------------------------------------------------------
                                                6,260,532       7,058,528       7,394,247
-----------------------------------------------------------------------------------------

Loss for the year                              (5,866,818)     (6,650,512)    (11,496,971)

Other income:
       Gain on sale of investment (note 7)              -       8,343,487               -
       Interest income                            359,799         212,203         182,585
-----------------------------------------------------------------------------------------
                                                  359,799       8,555,690         182,585
-----------------------------------------------------------------------------------------

Net income (loss)                            $ (5,507,019)   $  1,905,178    $(11,314,386)
=========================================================================================

Weighted average number of common shares:
       Basic                                   14,296,240      13,159,385      10,192,024
       Diluted                                 14,296,240      13,296,988      10,192,024
=========================================================================================

Income (loss) per share:
     Basic                                   $      (0.39)   $       0.14    $      (1.11)
     Diluted                                        (0.39)           0.14           (1.11)
=========================================================================================

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (Expressed in United States dollars)

Years ended July 31, 2001, 2000 and 1999

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                             Common shares       Additional      Deferred                       other
                         ----------------------     paid-in         Stock               comprehensive  Stockholders'  Comprehensive
                             Shares      Amount     capital  compensation      Deficit           loss         equity  income (loss)
-----------------------------------------------------------------------------------------------------------------------------------
                                         $            $           $             $             $              $              $
Balance, August 1,
  1998                    9,406,782  25,570,607          -              -  (16,371,198)      (406,876)     8,792,533

Exercise of stock
  options for cash           18,500      37,492          -                           -              -         37,492
Exercise of warrants
  for cash                1,688,416   3,943,307          -              -            -              -      3,943,307
Remuneration paid in
  shares, at their
  market value              110,000     211,704          -              -            -              -        211,704
Common shares held in
  escrow cancelled         (181,251)          -          -              -            -              -              -
Loss for the year                 -           -          -              -  (11,314,386)             -    (11,314,386)  (11,314,386)
Translation adjustment            -           -          -              -            -         37,997         37,997        37,997
-----------------------------------------------------------------------------------------------------------------------------------

Balance, July 31,
  1999                   11,042,447  29,763,110          -              -  (27,685,584)      (368,879)     1,708,647   (11,276,389)
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of common
  shares for cash upon
  private placements,
  net of issuance costs
  of $507,824             3,415,250   6,139,773          -              -            -              -      6,139,773
Fair value of warrants
  issued on private
  placement
 (note 8(b)(i))                   -           -    182,903              -            -              -        182,903
Compensation expense
  on options granted
  to contractors                  -           -    398,539              -            -              -        398,539
Exercise of stock
  options for cash            1,600       3,200          -              -            -              -          3,200
Issuance of common
  shares on purchase
  of shares of Transense
  Technologies plc
  (note 7)                   25,000      37,500          -              -            -              -         37,500
Remuneration paid in
  shares, at their
  market value               13,500      22,000          -              -            -              -         22,000
Net income                        -           -          -              -    1,905,178              -      1,905,178     1,905,178
Translation adjustment            -           -          -              -            -       (164,395)      (164,395)     (164,395)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at July 31,
  2000                   14,497,797  35,965,583    581,442              -  (25,780,406)      (533,274)    10,233,345     1,740,783
-----------------------------------------------------------------------------------------------------------------------------------

Exercise of stock
  options for cash           11,500      23,000          -              -            -              -         23,000
Exercise of warrants
  for cash                  160,000     240,000          -              -            -              -        240,000
Issuance of common
  shares on purchase of
  license from TRW Inc.
  (note 5)                  490,072   1,337,500          -              -            -              -      1,337,500
Deferred compensation
  expense related to
  stock option plans
  (note 8(c))                     -           -    102,020       (102,020)           -              -              -
Compensation expense              -           -          -         61,247            -              -         61,247
Loss for the period               -           -          -              -   (5,507,019)             -     (5,507,019)   (5,507,019)
Translation adjustment            -           -          -              -            -       (272,924)      (272,924)     (272,924)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at July 31,
  2001                   15,159,369  37,566,083    683,462        (40,773) (31,287,425)      (806,198)     6,115,149    (5,779,943)
===================================================================================================================================

See accompanying notes to interim consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended July 31, 2001, 2000 and 1999

-------------------------------------------------------------------------------------------
                                                   2001           2000            1999
-------------------------------------------------------------------------------------------
Cash provided by (used for):

Operating activities:
  Net income (loss)                             $(5,507,019)   $ 1,905,178    $(11,314,386)
  Items not affecting cash:
    Depreciation and amortization                   446,096        177,690         402,250
    Remuneration in shares                                -         22,000         211,704
    Special charges in write-down of
      inventory and impairment of
      long-lived assets (note 6)                          -              -       4,820,113
    Gain on sale of investment (note 7)                   -     (8,343,487)              -
    Compensation expense                             61,247        398,539               -
  Change in non-cash working capital:
    Receivables                                    (115,379)       672,584        (249,777)
    Inventory                                    (1,310,788)       (26,950)     (3,413,974)
    Prepaid expenses                                 15,963        (17,790)        (14,586)
    Supplier prepayments                                  -              -         971,128
    Accounts payable and accrued
      liabilities                                   301,335       (783,418)        722,107
-------------------------------------------------------------------------------------------

  Net cash used in operating activities          (6,108,545)    (5,995,654)     (7,865,421)

Investing activities:
  Purchase of capital assets                       (332,832)      (446,701)       (209,335)
  Purchase of investment (note 7)                         -       (955,330)              -
  Purchase of other asset (note 5)                 (400,000)             -          (5,143)
  Redemption of short-term investments                    -      1,381,448      (1,381,448)
  Net proceeds on sale of investment
    (note 7)                                              -      9,336,317               -
-------------------------------------------------------------------------------------------

  Net cash provided by (used in)
    investing activities                           (732,832)     9,315,734      (1,595,926)

Financing activities:
  Issuance of common shares                         263,000      6,325,876       3,980,799
-------------------------------------------------------------------------------------------

  Net cash provided by financing
    activities                                      263,000      6,325,876       3,980,799

Effect of exchange rate differences on cash
  and cash equivalents                             (244,429)      (173,571)         (7,870)
-------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                    (6,822,806)     9,472,385      (5,488,418)

Cash and cash equivalents, beginning of year      9,753,063        280,678       5,769,096
-------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year          $ 2,930,257    $ 9,753,063    $    280,678
===========================================================================================

Supplementary information:
  Interest paid                                 $    12,408    $    15,903    $      7,350
Non-cash investing and financing activities:
  Purchase of investment through issuance of
    common shares                                         -         37,500               -
  Write-down of other assets                              -              -         253,934
  Write-down of capital assets                            -              -         136,466
  Purchase of other asset through issuance of
    common shares                                 1,337,500              -               -
  Warrants issued for financing services on
    private placement                                     -        182,903               -
===========================================================================================


See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------


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

        The Company is continuing to develop its products and markets. Accordingly, during the year ended July 31, 2001, it incurred a loss of $5,507,019 and used cash in operating activities of $6,108,545. Since 1998, the Company has raised approximately $22,000,000 through seven private placements to fund its operations. The Company intends to fund its further operations through additional private placements or public financings over the foreseeable future. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


2.     SIGNIFICANT ACCOUNTING POLICIES:

       (a)   Basis of presentation:

             These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SmarTire USA Inc., SmarTire (Europe) Ltd., and SmarTire Technologies Inc. All intercompany balances and transactions have been eliminated.

       (b)   Research and development costs:

             Research and development costs are expensed as incurred. Equipment used in research and development is capitalized only if it has an alternative future use.

       (c)   Cash and cash equivalents:

             Cash and cash equivalents includes investments in short-term investments with a term to maturity when acquired of 90 days or less.

       (d)   Inventory:

             Inventory is valued at the lower of cost and net realizable value. Cost is determined using the weighted average method and includes invoice cost, duties and freight. Provision for obsolescence is estimated by management based on historical and expected future sales.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

       (e)   Fixed assets:

             Fixed assets are recorded at cost. Depreciation of computer hardware and software and office and shop equipment is provided for on the declining balance basis at 30% per annum. Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease.

       (f)   Other asset:

             Other asset includes the license to manufacture and sell tire monitoring systems to the original equipment vehicle manufacturers of most medium and heavy duty trucks (note 5). Other asset is recorded at cost and is being amortized over five years on a straight-line basis.

       (g)   Impairment of long-lived assets:

             The Company monitors the recoverability of long-lived assets, based on estimates using factors such as expected future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or be realized on sale. The Company recognizes an impairment loss if the projected undiscounted future cash flows is less than the carrying amount. The amount of the impairment charge, if any, is measured equal to the excess of the carrying value over the expected future cash flows discounted using the Company's average cost of funds.

       (h)   Revenue recognition:

             The Company recognizes revenue when goods are shipped and title passes, there is persuasive evidence of an arrangement, collection is probable, and the fee is fixed or determinable. Customer acceptance is used as the criterion for revenue recognition when the product sold does not have an established sales history to allow management to reasonably estimate returns and future provisions. Provisions are established for estimated product returns and warranty costs at the time the revenue is recognized. The Company records deferred revenue when cash is received in advance of the revenue recognition criteria being met.

       (i)   Income (loss) per share:

             Basic income (loss) per share computations are based on the weighted average number of shares outstanding during the year. If in a period the Company had outstanding dilutive stock options and warrants, diluted earnings (loss) per share is calculated using the treasury stock method.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

       (j)   Income taxes:

             The Company accounts for income taxes in accordance with FAS No. 109, "Accounting for Income Taxes", which requires the use of the asset and liability method. Under this method, deferred income taxes are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts and their respective income tax basis and for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. Deferred income tax assets are evaluated and if their realization is not considered to be "more likely than not", a valuation allowance is provided.

       (k)   Foreign currency translation:

             A majority of the Company's shareholders, customers, and industry analysts are located in Europe and the United States. Accordingly, the Company adopted the U.S. dollar as its reporting currency effective July 31, 2001.

             The Company's functional or primary operating currency is the Canadian dollar. The Company's financial statements are prepared in Canadian dollars before translation to the U.S. dollar reporting currency. The Company translates transactions in currencies other than the Canadian dollar at the exchange rate in effect on the transaction date. Monetary assets and liabilities denominated in a currency other than the Canadian dollar are translated at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in earnings.
             Amounts reported in Canadian dollars have been translated into U.S. dollars as follows: assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date and revenue and expense items are translated at the average rates for the period. Unrealized gains and losses resulting from the translation to the reporting currency are accumulated in accumulated other comprehensive loss, a separate component of shareholders' equity.

       (l)   Use of estimates:

             The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management at the date of the financial statements make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts to revenues and expenses during the reporting period. Significant areas requiring the use of estimates include estimating the net realizable value of inventory and the net recoverable amount of long-lived assets. Actual results may differ from those estimates.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

       (m)   Stock-based compensation plans:

             The Company has elected under FAS 123, "Accounting for Stock-Based Compensation" to account for employee stock options using the intrinsic value method pursuant to Accounting Principles Board ("APB") Opinion No. 25, or "Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense under the Company's fixed option plans is recorded on the date of grant if the market price of the underlying stock at the date of grant exceeds the exercise price. The pro forma stock compensation information required by FAS 123 is presented in note 8(d).

             The Company recognizes compensation expense for stock options, common stock and other instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are performed and the instrument earned.

       (n)   Comprehensive income:

             Under SFAS 130, "Reporting Comprehensive Income", the Company is required to report comprehensive income, which includes net earnings as well as changes in equity from non-owner sources. The other changes in equity included in comprehensive income for the periods presented comprise the foreign currency cumulative translation adjustments. Accumulated other comprehensive income
             (loss) is presented in the consolidated financial statements of shareholders' equity and comprehensive income (loss).

       (o)   Comparative figures:

             Certain comparative figures have been reclassified to conform with the financial statement presentation adopted in the current year.


3.     INVENTORY:

       =======================================================================
                                                               2001      2000
       -----------------------------------------------------------------------
       Raw materials                                     $  823,366  $161,191
       Work in progress                                     351,516         -
       Finished goods                                       302,869    17,028
       -----------------------------------------------------------------------
                                                         $1,477,751  $178,219
       =======================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

4.     FIXED ASSETS:

       =======================================================================================
                                                                   Accumulated       Net book
       2001                                             Cost      amortization          value
       ---------------------------------------------------------------------------------------
       Computer hardware and software             $  429,985          $247,955       $182,030
       Office and shop equipment                     715,567           325,278        390,289
       Leasehold improvements                        176,973            43,143        133,830
       ---------------------------------------------------------------------------------------
                                                  $1,322,525          $616,376  $     706,149
       =======================================================================================

       =======================================================================================
                                                                   Accumulated       Net book
       2000                                             Cost      amortization          value
       ---------------------------------------------------------------------------------------
       Computer hardware and software             $  342,105          $198,260       $143,845
       Office and shop equipment                     632,681           209,815        422,866
       Leasehold improvements                         86,695            35,685         51,010
       ---------------------------------------------------------------------------------------
                                                  $1,061,481          $443,760       $617,721
       =======================================================================================

5.     OTHER ASSET:

       On December 13, 2000, the Company entered into an Assignment and Amendment Agreement with TRW Inc. that transfers to the Company the license to manufacture and sell tire monitoring systems to the original equipment vehicle manufacturers of most medium and heavy duty trucks. Consideration consisted of 490,072 shares of common stock valued at $1,337,500, based on the market value of the Company's stock at the date of purchase, plus cash of $400,000.

       =======================================================================================
                                                               July 31, 2001
                                                  --------------------------------------------
                                                                   Accumulated       Net book
                                                        Cost      amortization          value
       ---------------------------------------------------------------------------------------
       License                                    $1,737,500          $228,760     $1,508,740
       =======================================================================================

6.     SPECIAL CHARGES - WRITE-DOWN OF INVENTORY AND IMPAIRMENT OF LONG-LIVED
       ASSETS:

       During the third quarter of 1999, the Company assessed the future business prospects and sales for its existing tire pressure monitoring products, the forecasted sales levels and the introduction of the Company's next generation of tire pressure monitoring products. The Company's assessment did not support the carrying value of certain assets, including inventories (including purchase commitments), production equipment and deferred development costs associated with the current generation of tire pressure monitoring systems. The Company recorded special charges of $4,820,113 during the third quarter of 1999, primarily to reduce the recorded value of inventory assets to their estimated net realizable values. Inventory write-down of $4,429,713 is included with cost of goods sold and impairment of long-lived assets of $390,400 is included with engineering, research and development expenses.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

7.     GAIN ON SALE OF INVESTMENT:

       During 2000, the Company made an investment in Transense Technologies plc ("Transense") through the issuance of 25,000 common shares of the Company valued at $37,500, based on the market value of the Company's stock at the date of investment, plus cash of $161,230 in exchange for 250,000 common shares and 250,000 share purchase warrants of Transense. The Company exercised the Transense warrants at a cost of $794,100 and sold all its Transense common shares for net cash proceeds of $9,336,317. The Company still retains its rights under the license agreement with Transense. Under the terms of the agreement, the Company has a worldwide non-exclusive license to Transense's surface acoustic wave technology for certain tire pressure monitoring applications.

8.     SHARE CAPITAL:

       (a) Authorized capital was increased by 181,251 common shares in 2001, increasing the authorized capital to 200,000,000 common shares without par value.

       (b) The subscribed and issued share capital of the Company is as follows:

           (i) During the year ended July 31, 2000, the Company agreed to issue warrants to purchase 119,717 common shares at $2.00 per share for consulting and advisory services rendered in connection with private placements. The warrants were all exercisable on July 31, 2001 and will expire between February 21, 2002 and March 31, 2003. The estimated fair value of these warrants is recorded as a capital transaction as the services relate to an equity transaction by a charge against share capital and a corresponding credit to additional paid-in capital. The fair value of these warrants at the date of grant was $182,903.

                The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option valuation model with the following assumptions:

                ===============================================================
                Expected dividend yield                                     0%
                Expected stock price volatility                           196%
                Risk-free interest rate                                  6.03%
                Expected life of warrants                           2.65 years
                ===============================================================

           (ii) The Company completed various private placement transactions involving the sale of its common stock during the year ended July 31, 2000 for net proceeds of $6,322,676 from the issuance of 3,415,250 common shares at a price of $2.00 per share. Of the total shares sold, 1,505,000 were issued in October 1999 and additional 1,910,250 were issued in March 2000.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

8.     SHARE CAPITAL (CONTINUED):

       (c)  Stock-based compensation plans:

            At July 31, 2001, the Company has five stock-based compensation plans that are described below.

            The Company has the following fixed stock option plans:

           (i) Prior to 1998, the Company had an initial plan whereby the Company could grant employees options to purchase common stock. These options vested immediately on the date of grant and expire five years after grant date. The exercise price of cash option equals the fair value of the common stock on the date of grant.

           (ii) Under the "1998 US Stock Incentive Plan" the Company may grant options to its employees for up to 300,000 common shares.

                 Under the "1998 Stock Incentive Plan" the Company may grant options to its employees for up to 600,000 common shares.

           (iii) Under the "2000 US Stock Incentive Plan" the Company may grant options to its employees for up to 200,000 common shares.

                 Under the "2000 Stock Incentive Plan" the Company may grant options to its employees for up to 800,000 common shares.

                 The options currently outstanding under these plans generally vest from two to four years, with the first 20% to 33% vesting at the date of grant and the balance vesting annually at each anniversary date of the grant thereafter. The exercise price of each option is based on the fair value of the common stock at the date of grant. These options have a five year term.

       A summary of fixed stock option transactions and balances during the three years ended July 31, 2001 is as follows:

       ===============================================================================================
                                           2001                   2000                     1999
                                    --------------------  ---------------------    -------------------
                                                Weighted               Weighted               Weighted
                                                 average                average                average
                                                exercise               exercise               exercise
                                       Shares      price      Shares      price      Shares      price
       -----------------------------------------------------------------------------------------------
       Outstanding, beginning
         of year                      997,625     $ 3.09     670,425     $ 3.47      555,175    $ 2.99
           Options granted            498,600       3.44     674,500       2.78      297,500      4.22
           Options exercised          (11,500)     (2.00)     (1,600)     (2.00)     (18,500)    (2.02)
           Options forfeited          (25,975)     (2.99)   (345,700)     (3.35)    (163,750)    (2.84)
       -----------------------------------------------------------------------------------------------
        Outstanding, end of year    1,458,750     $ 3.20     997,625     $ 3.09      670,425    $ 3.47
       ===============================================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------


8.     SHARE CAPITAL (CONTINUED):

       =================================================================================
                                  Options outstanding              Options exercisable
                            ----------------------------------   -----------------------
                                           Weighted
                                            average   Weighted                 Weighted
                                          remaining    average                  average
       Range of                Number   contractual   exercise        Number   exercise
       exercise prices      of shares          life      price   exercisable      price
       ---------------------------------------------------------------------------------
       $1.70 - 2.88           391,335          3.51      $2.38       288,968      $2.22
       $2.89 - 4.44         1,067,415          3.24       3.50       606,253       3.20
       ---------------------------------------------------------------------------------
       $1.75 - 4.44         1,458,750          3.32      $3.20       895,221      $2.88
       =================================================================================

       The Company normally issues options to directors at fixed exercise prices. 90,000 options issued to directors were vested immediately, but if not exercised each year, there is an annual 20% increase in the exercise price until the options expire. For accounting purposes these options are considered to be variable in nature and compensation expense is recorded to the extent of increases in the market value of the underlying common shares as compared to the exercise price. The variable plan accounting has been applied prospectively for market value changes subsequent to the date of grant. The compensation expense for variable options for the year ended July 31, 2001 is $3,190 (2000 - nil). In addition, compensation expense is recognized to the extent that options are granted having an exercise price less than the market price of the underlying common stock on the date of grant.

       (d)  Stock-based compensation:

            As explained in note 2(m), the company has adopted only the disclosure provisions of FAS 123, to account for grants under the Company's existing employee stock based compensation plans. The exercise price of each option is based on the fair value of the common stock at the date of the grant Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards under those plans consistent with the measurement provisions of FAS 123, the Company's net income (loss) and income (loss) per share would have been adjusted as follows:

           =======================================================================================
                                                          2001           2000            1999
           ---------------------------------------------------------------------------------------
           Net income (loss):
              As reported                              $(5,507,019)    $1,905,178    $(11,314,386)
              Pro forma                                 (6,762,702)     1,375,301     (11,849,589)
           Basic and diluted income (loss) per share:
              As reported                                    (0.39)          0.14           (1.11)
              Pro forma                                      (0.47)          0.10           (1.16)
           =======================================================================================

            The Company recognizes the compensation expense at the date of granting the stock options on a straight-line basis over the vesting period.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

8.     SHARE CAPITAL (CONTINUED):

       (d)  Stock-based compensation (continued):

            The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted average assumptions:

            ==================================================================================
                                                         2001            2000            1999
            ----------------------------------------------------------------------------------
            Expected dividend yield                        0%              0%              0%
            Expected stock price volatility              220%            195%            120%
            Risk-free interest rate                     5.60%           5.89%           4.96%
            Expected life of options               2.00 years      3.80 years      5.00 years
            ==================================================================================

       (e)  Warrants:

            As at July 31, 2001, warrants outstanding were exercisable for 309,717 (2000 - 469,717) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $1.50 to $2.00 per share that expire on various dates until March 31, 2003.

9.     FINANCIAL INSTRUMENTS:

        (a) Fair value of financial instruments:

            The carrying values of cash and cash equivalents, receivables and accounts payable and accrued liabilities approximate their fair values due to being in a ready cash form or the short-term maturity of these instruments.

       (b)  Credit risk:

            The majority of the Company's activities are concentrated in the automotive industry and sales are primarily to a few major customers (note 13). To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses.

       (c)  Foreign currency risk:

            The Company operates internationally which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. To July 31, 2001, the Company has not entered into derivatives or other hedging instruments to mitigate its foreign exchange risk.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

10.    RELATED PARTY TRANSACTIONS:

       During the year ended July 31, 2001, the Company:

       (a) Paid $78,510 (2000 - $319,380) for consulting services and financing fees on the private sales of its common stock and issued nil (2000 - 86,409) share purchase warrants at an exercise price of $2.00, expiring at dates ranging from October 15, 2002 to March 31, 2003, for financing services to a company in which a director of the Company has significant influence. The director also received 15,000 (2000 - 30,000 options) from the Company during the year.

       (b) Paid $79,858 (2000 - $101,539) for legal fees to a legal firm in which a director of the Company is a partner.

11.    INCOME TAXES:

        (a) Effective tax rate:

            The effective income tax rates differ from the Canadian statutory rates for the following reasons:

           ===================================================================================
                                                         2001            2000            1999
           -----------------------------------------------------------------------------------
           Canadian federal taxes at expected
             rate of 29.1%                        $(1,602,542)    $   647,779     $(3,312,473)
           Provincial taxes at expected rate
             of 16.5%                                (908,658)        367,298      (1,878,206)
           Foreign losses tax affected at
             lower rates                              260,118         312,515         488,398
           Reduction in effective tax rates         1,600,378               -               -
           Permanent and other differences            115,318      (1,450,946)        (18,292)
           Change in valuation allowance              535,386         123,354       4,720,573
           -----------------------------------------------------------------------------------
                                                  $         -     $         -     $         -
           ===================================================================================

        (b) Deferred tax assets and liabilities:

           ===================================================================================
                                                         2001            2000            1999
           -----------------------------------------------------------------------------------
           Deferred tax assets:
             Fixed assets, accounting
               depreciation in excess of cost    $    328,787    $    560,308    $    486,474
             Loss carryforwards                    10,137,211       9,084,020       9,146,901
             Scientific research and development
               expenses                               352,985         435,823         430,328
             Share issue costs                        218,050         415,712         328,768
             Others                                   208,053         213,837         193,875
           -----------------------------------------------------------------------------------
           Total gross deferred tax assets         11,245,086      10,709,700      10,586,346
           Valuation allowance                    (11,245,086)    (10,709,700)    (10,586,346)
           -----------------------------------------------------------------------------------
           Net deferred tax assets               $          -    $          -    $          -
           ===================================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

11.    INCOME TAXES (CONTINUED):

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

        For Canadian tax purposes, the Company has approximately $18,600,000 of non-capital losses for income tax purposes available at July 31, 2001 to reduce taxable income of future years. These losses will expire as follows:

        =======================================================================
        2002                                                       $ 1,100,000
        2003                                                         1,800,000
        2004                                                         2,400,000
        2005                                                         2,800,000
        2006                                                         6,600,000
        2007                                                           200,000
        2008                                                         3,700,000
        -----------------------------------------------------------------------
                                                                   $18,600,000
        =======================================================================

        Additionally, for Canadian tax purposes, the Company has scientific research and development expenditures of $940,000 available to reduce future taxable income indefinitely.

        For United States tax purposes, the Company has approximately $4,600,000 of non-capital losses for income tax purposes available at July 31, 2001 to reduce taxable income of future years. These losses will expire as follows:

        =====================================================================
        2012                                                      $  100,000
        2013                                                       1,000,000
        2019                                                       1,800,000
        2020                                                       1,300,000
        2021                                                         400,000
        ---------------------------------------------------------------------
                                                                  $4,600,000
        =====================================================================

        For United Kingdom tax purposes, the Company has approximately $4,500,000 of non-capital losses for income tax purposes available at July 31, 2001 to reduce taxable income of future years. These losses may be carried forward indefinitely.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

12.    COMMITMENTS AND CONTINGENCIES:

       (a) The Company is committed to the following payments under operating leases, and service agreements for premises and certain equipment and consultants:

           ===================================================================
           2002                                                      $336,195
           2003                                                       282,142
           2004                                                       279,495
           2005                                                       279,495
           2006                                                       105,636
           ===================================================================

       (b) Cash and short-term investments are used to secure credit card advances in the amount of $41,340 (2000 - $41,667).

13.    SEGMENTED INFORMATION:

        The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on the one operating segment.

        Substantially all revenue is derived from sales to United States and European customers. Geographic information is as follows:

       ========================================================================
                                                     Revenue from
                                                  external customers
                                       ----------------------------------------
                                            2001          2000            1999
       ------------------------------------------------------------------------
       United States                    $581,514      $558,560      $  985,506
       Europe                            198,097       189,178         787,490
       ------------------------------------------------------------------------

                                        $779,611      $747,738      $1,772,996
       ========================================================================

       72% of the Company's fixed assets are in Canada and 28% are in Europe.

       Major customers, representing 10% or more of total sales, include:

       ======================================================================
                                                  2001       2000       1999
       ----------------------------------------------------------------------
       Customer A                             $143,788   $106,098   $291,314
       Customer B                              246,803    202,684    256,886
       Customer C                              126,742          -          -
       Customer D                                    -          -     97,982
       Customer E                                    -          -    695,100
       ======================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

14.    SUBSEQUENT EVENT:

       On August 31, 2001, the Company and TRW Inc. entered into an agreement to restructure their strategic alliance. Under the terms of restructuring, SmarTire and TRW agreed to terminate a number of agreements. The Company now has the right to manufacture and sell tire monitoring systems to the original equipment vehicle manufacturers market. Consideration consisted of a promissory note of $2.8 million, carrying an interest of 6% plus cash of $500,000. The promissory note is secured by personal property and assets of the Company, including equipment, inventory, accounts receivable, intangibles and other personal property.

       The promissory note is payable as follows:

        =======================================================================
        2002                                                        $1,900,000
        2003                                                           900,000
        =======================================================================

Index to Exhibits


     3.1   Certified of Incorporation of TTC/Truck Tech Corp. dated September 8,
           1987(1)

     3.2   Memorandum and Articles of TTC/Truck Tech Corp.(1)

     3.3   Memorandum of TTC/Truck Tech Corp. dated September 2, 1987(1)

     3.4   Altered Memorandum of TTC/Truck Tech Corp. dated October 25, 1991(1)

     3.5   Certificate of Change of Name from TTC/Truck Tech Corp. to UniComm
           Signal Inc. dated April 13, 1994(1)

     3.6   Certificate of Change of Name from UniComm Signal Inc. to SmarTire
           Systems Inc. dated December 24, 1997(1)

     3.7   Special Resolution and Altered Memorandum of UniComm Signal Inc.
           dated October 28, 1994(1)

     3.8   Special Resolution and Altered Memorandum of UniComm Signal Inc.
           dated January 17, 1997(1)

     3.9   Special Resolution and Altered Memorandum of SmarTire Systems Inc.
           dated November 17, 1995(1)

    3.10   Special Resolution and Altered Memorandum of SmarTire Systems Inc.
           dated January 16, 1998(1)

    3.11   Special Resolution and Altered Memorandum of SmarTire Systems Inc.
           dated December 5, 2000(8)

    3.12   Substituted articles of SmarTire Systems Inc. adopted December 5,
           2000.(8)

    10.1   Supply Agreement dated April 20, 1998 between the Company and TRW
           Inc.(1)(2)

    10.2 Technical Cooperation Agreement dated as of April 20, 1998 between the Company and TRW Inc.(1)(2)

    10.3   License Agreement dated as April 20, 1998 between the Company and TRW
           Inc.(1)(2)

    10.4   Product Licensing Agreement dated May 5, 1998 between the Company and
           Advantage Enterprises Inc.(2)(3)

    10.5 Distribution Agreement dated March 28, 1995 between the Company and the Haulpak Division of Komatsu Dresser Company.(1)

    10.6   Letter Agreement dated December 4, 1996 between the Company and Pi
           Research Limited.(1)

    10.7   ASIS Development 1 Purchase Contract between SensoNor asa, TRW Inc.
           and SmarTire Systems Inc. dated as of September 1, 1998.(4)

    10.8   Release and Settlement Agreement between SmarTire Systems Inc and
           Joseph Merback dated as of June 4, 1999.(4)

    10.9 Management agreement between the Company and Kevin Carlson dated as of August 1, 1999.(5)

    10.10  Management agreement between SmarTire USA Inc. and Mark Desmarais and
           SmarTire Systems Inc. dated as of June 1, 1999.(6)

    10.11 Management Agreement between the Company and Shawn Lammers dated as of August 1, 1999.(6)

    10.12 Management Agreement between the Company and Robert Rudman dated as of August 1, 1999.(6)

    10.13 Management Agreement between SmarTire Europe Limited and Ian Bateman dated as of December 9, 1999.(6)

    10.14  ASIS Development/Purchase Agreement dated as of December 13, 1999 between the Company and Sensonor ASA.(6)(2)

    10.15  License Agreement dated September 20, 1999 between the Company and
           Transense Technologies plc.(6)(2)

    10.16 Management agreement between the Company and Erwin Bartz dated as of January 3, 2001**

    10.17  Assignment and Amendment agreement with TRW Inc. dated December 13,
           2000(7)(2)

    10.18 General Security agreement dated August 31, 2001 between the Company and TRW Inc.**

    10.19  License agreement dated August 31, 2001 between the Company and TRW
           Inc.**

    10.20  License agreement dated August 31, 2001 between TRW Inc. and the
           Company**

    10.21  Secured Promising note dated August 31, 2001 between the Company and
           TRW Inc.**

    10.22  Settlement and Release agreement dated August 31, 2001 between the
           Company and TRW Inc.**

    10.23  Termination agreement dated August 31, 2001 between the Company and
           TRW Inc.**

    11.1   Computation of Earnings Per Share**

** Filed Herewith

(1) Incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on August 18, 1998.

(2) Portions of the Exhibit have been omitted pursuant to an order granting confidential treatment under the Securities Exchange Act of 1934.

(3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended April 30, 1998.

(4) Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on October 29, 1999.

(5) Incorporated by reference to the Company's Form S-8 filed with the Securities and Exchange Commission on December 17, 1999.

(6) Incorporated by reference to the Company's Form 10-QSB filed with the Securities and Exchange Commission on March 16, 2000.

(7) Incorporated by references to the Company's Form 10-QSB filed with the Securities and Exchange Commission on March 15, 2001.

(8) Incorporated by reference to the Company's definitive Proxy Statement and Information Circular on Schedule 14A filed with the Securities and Exchange Commission on October 31, 2000.