Form 10QSB
period 2001-10-31
SMARTIRE SYSTEMS INC
filed 2001-12-13
CIK 1057293

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2001.

[   ] Transition report under section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________

Commission file number 0-29248
SmarTire Systems Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

British Columbia, Canada	Not Applicable
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

150-13151 Vanier Place, Richmond, British Columbia, V6V 2J1
(Address of Principal Executive Offices)

(604) 276-9884
(Issuer’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

As of November 30, 2001, the Company had 16,259,369 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes [   ] No [X]

SmarTire Systems Inc.
Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS - OCTOBER 31, 2001 (UNAUDITED) AND JULY 31, 2001
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT (UNAUDITED) — THREE MONTHS ENDED OCTOBER 31, 2001 AND OCTOBER 31, 2000
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — THREE MONTHS ENDED OCTOBER 31, 2001 AND OCTOBER 31, 2000
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
PART II. OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES”, “BELIEVES”, “EXPECTS”, “INTENDS”, “FORECASTS”, “PLANS”, “FUTURE”, “STRATEGY”, OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY ASSUMES NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REGULATED BY LAW.

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire (Europe) Limited and SmarTire Technologies Inc. (the “Company” or “SmarTire”) as of October 31, 2001 and for the three month periods ended October 31, 2001 and October 31, 2000 are attached hereto.

It is the opinion of management that the interim financial statements for the three months ended October 31, 2001 include all adjustments necessary in order to ensure that the financial statements are not misleading.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

	October 31, 2001	July 31,
	(Unaudited)	2001

Assets
Current assets:
Cash and cash equivalents	$748,049	$2,930,257
Receivables, net of allowance for doubtful accounts of $52,903 (July 31, 2001 — $46,232)	280,359	189,472
Inventory	1,550,188	1,477,751
Prepaid expenses	107,613	85,470

	2,686,209	4,682,950
Fixed assets	669,068	706,149
Other assets (note 3)	4,473,745	1,508,740

	$7,829,022	$6,897,839

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$709,581	$782,690
Current portion of promissory note (note 3)	2,350,000	—

	3,059,581	782,690
Promissory note payable (note 3)	450,000	—
Stockholders’ equity:
Share capital (note 4):
Preferred shares, par value $1,000 Cdn per share 20,000 shares authorized Issued and outstanding; none
Common shares, without par value 200,000,000 shares authorized
15,159,369 shares issued and outstanding at
October 31, 2001 (July 31, 2001 — 15,159,369)	37,566,083	37,566,083
Additional paid-in capital	683,462	683,462
Deferred stock compensation	(35,676)	(40,773)
Deficit	(32,889,897)	(31,287,425)
Accumulated other comprehensive loss	(1,004,531)	(806,198)

	4,319,441	6,115,149

	$7,829,022	$6,897,839

Subsequent event (note 7)

See accompanying notes to consolidated financial statements.

On behalf of the Board

/s/ Robert V. Rudman Director	/s/ Bernard Pinsky Director

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations and Deficit
(Expressed in United States dollars)
(Unaudited)
Three months ended October 31, 2001 and 2000

	2001	2000

Revenue	$352,629	$179,838
Cost of goods sold	247,924	60,086

	104,705	119,752
Expenses and other:
Depreciation and amortization	243,836	49,361
Engineering, research and development	305,728	345,663
Foreign exchange loss (gain)	6,478	(98,930)
General and administrative	706,238	730,582
Interest	28,623	—
Marketing	426,397	581,065

	1,717,300	1,607,741

Loss for the period	1,612,595	1,487,989
Other income:
Interest income	10,123	131,880

Net loss	1,602,472	1,356,109
Deficit, beginning of period	31,287,425	25,780,406

Deficit, end of period	$32,889,897	$27,136,515

Loss per share:
Basic and diluted	$(0.11)	$(0.09)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Unaudited)
Three months ended October 31, 2001 and 2000

	2001	2000

Cash provided by (used for):
Operating activities:
Net loss	$(1,602,472)	$(1,356,109)
Items not affecting cash:
Depreciation and amortization	243,836	49,361
Compensation expense	5,097	—
Change in non-cash working capital:
Receivables	(99,878)	(59,927)
Inventory	(130,199)	3,707
Prepaid expenses	(25,833)	(67,670)
Accounts payable and accrued liabilities	(44,680)	206,770

Net cash used in operating activities	(1,654,129)	(1,223,868)
Investing activities:
Purchase of capital assets	(39,409)	(63,984)
Purchase of other asset (note 3)	(500,000)	—

Net cash provided by (used in) investing activities	(539,409)	(63,984)
Financing activities:
Issuance of common shares	—	259,800

Net cash provided by financing activities	—	259,800
Effect of exchange rate differences on cash and cash equivalents	11,330	(227,289)

Net increase (decrease) in cash and cash equivalents	(2,182,208)	(1,255,341)
Cash and cash equivalents, beginning of period	2,930,257	9,753,063

Cash and cash equivalents, end of period	$748,049	$8,497,722

Supplementary information:
Interest paid	$28,623	$—
Non-cash investing and financing activities:
Purchase of other asset through issuance of Promissory note (note 3)	2,800,000	—

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three months ended October 31, 2001 and 2000

1.	Basis of presentation

These interim consolidated financial statements have been prepared using United States generally accepted accounting principles. The interim financial statements include all adjustments, consisting solely of normal recurring adjustments, which in management’s opinion are necessary for a fair presentation of the financial results for the interim periods presented.

The disclosures in these statements do not conform in all respects to the requirements of generally accepted accounting principles for annual financial statements. These statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These statements should be read in conjunction with the significant accounting policies and other information in the Company’s most recent annual financial statements.

2.	Operations:

The Company and its subsidiaries develop and market products incorporating wireless data transmission and processing technologies, primarily for the automotive markets. The Company’s primary product is a wireless tire monitoring system which it currently markets for use on passenger vehicles and other pneumatic tire applications. All sales of its product are made in this industry segment.

The Company is continuing to develop its products and markets. The Company has incurred recurring operating losses and has a deficit of $32,889,897 as at October 31, 2001. Since 1998, the Company has raised approximately $22,000,000 through seven private placements to fund its operations. The Company intends to fund its further operations through additional private placements or public financings over the foreseeable future (note 7). These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three months ended October 31, 2001 and 2000

3.	Other assets:

On August 31, 2001, the Company and TRW Inc. entered into an agreement to restructure their strategic alliance. Under the terms of restructuring, SmarTire and TRW agreed to terminate a number of agreements. The Company now has the right to manufacture and sell tire monitoring systems to the original equipment vehicle manufacturers market. Consideration consisted of a promissory note of $2.8 million, carrying an interest rate of 6% per annum plus cash of $500,000. The promissory note is secured by personal property and assets of the Company, including equipment, inventory, accounts receivable, intangibles and other personal property. The principal amount of the note is to be paid in installments accompanied by accrued interest to the date of each payment.

Principal payments are repayable as follows:

Fiscal 2002 $1,900,000

Fiscal 2003 900,000

The rights are being amortized over five years on a straight line basis.

		Accumulated	Net book
October 31, 2001	Cost	amortization	value

Licenses	$5,037,500	$563,755	$4,473,745

		Accumulated	Net book
July 31, 2001	Cost	amortization	value

License	$1,737,500	$228,760	$1,508,740

4.	Share capital:

A summary of fixed stock option transactions and balances during the period ended October 31, 2001 is as follows:

		Weighted
		average
	Options	exercise
	Outstanding	price

Balance at July 31, 2001	1,458,750	$3.20
Options granted	288,700	3.23
Options forfeited	(22,400)	3.10

Balance at October 31, 2001	1,725,050	$2.83

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three months ended October 31, 2001 and 2000

5.	Related party transactions:

During the period ended October 31, the Company:

(a)	Paid $18,216 (2000 — $18,277) for consulting services to a company in which a director of the Company has significant influence.

(b)	Paid $36,073 (2000 — $24,121) for legal fees to a legal firm in which a director of the Company is a partner.

6.	Segmented information:

The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Substantially all revenue is derived from sales to North American and European customers. Geographic information is as follows:

	Revenue from external customers

	2001	2000

North America	$196,061	$139,072
Europe	156,568	40,766

	$352,629	$179,838

7.	Subsequent event:

During November 2001 the Company effected a private placement involving the sale of 1,100,000 units for net proceeds of $1,805,067. Each unit consists of one common share at a price of $1.70 plus one purchase warrant exercisable at a minimum price of $2.30 and a maximum price of $3.30 over a period of 24 months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the three months ended October 31, 2001 and 2000 should be read in conjunction with the Company’s most recent audited annual financial statements, the unaudited interim financial statements attached hereto, and, in each case, the notes thereto.

The Company’s consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States generally accepted Accounting Principles (GAAP).

The Company, in conjunction with its strategic partners, is focused on developing and marketing technically advanced tire monitoring systems for the transportation and automotive industries. SmarTire Systems Inc. was formed to develop and market remote data sensing, transmission and processing products incorporating patented technologies to satisfy emerging market requirements in the transportation industry. During the three months ended October 31, 2001, the Company earned revenues primarily from the sale of tire monitoring systems for passenger cars.

The Company completed the development and launch of its second-generation tire monitoring system for the passenger car and light truck market during the fiscal year ended July 31, 2001. The Company is also continuing the development of systems for the commercial, industrial and recreational vehicle markets.

In the year ended July 31, 2001, the United States Government enacted the Transportation Recall Enhancement Accountability and Documentation (“TREAD”) Act of 2000. The TREAD Act was implemented to address perceived safety concerns resulting from poor tire maintenance, tread separation and tire blow outs. The Act, among other things, requires that the National Highway Transportation and Safety Administration (“NHTSA”) develop rules and regulations which require all new vehicles sold after November 2003 to have tire monitoring systems that warn drivers if a tire is significantly under-inflated to be installed as standard equipment.

Following the introduction of the TREAD Act, the Company re-structured its strategic alliance with TRW Inc. (“TRW”), a major automotive parts supplier. Prior to the restructuring, the strategic alliance included joint engineering and development activities, and granted TRW exclusive marketing and distribution rights for some of the Company’s products. In addition, TRW had exclusive rights in the original equipment market to tire monitoring products that it developed jointly with SmarTire, and SmarTire had exclusive rights in the aftermarket. By ending collaboration between the two companies in product development, and by providing that neither company will have exclusive rights to any products, the re-structuring effectively provides SmarTire with immediate access to all levels of the global automotive and transportation industries. The Company is shifting its business and operating focus from small specialty niche markets toward mass-market opportunities in both the passenger car and commercial vehicle markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2001 AND OCTOBER 31, 2000

Gross revenue for the three months ended October 31, 2001 increased to $352,629 from $179,838 for the three months ended October 31, 2000. This increase in revenue was a result of the following:

Sales of aftermarket passenger car systems increased to $266,324 for the three months ended October 31, 2001 from $116,867 for the three months ended October 31, 2000. This increase is due to sales of $197,712 of the Company’s second generation product that was launched at the end of the fiscal year ended July 31, 2001. Sales of OEM passenger car systems increased to $70,350 for the three months ended October 31, 2001 from $41,596 for the three months ended October 31, 2000 due to sales of $44,747 of the Company’s second generation product. Sales of the motorsport tire monitoring systems decreased to $15,955 for the three months ended October 31, 2001 from $21,375 for the three months ended October 31, 2000.

Gross margin on product sales decreased to 30% for the three months ended October 31, 2001 from 67% for the three months ended October 31, 2000. The decrease occurred as the product mix of systems sold in 2001 had lower gross margins than the product mix of systems sold in 2000. The gross margins continue to be affected by the reduction in carrying value of first generation product inventory in the 1999 fiscal year. Gross margins on sales of aftermarket products in both years would be lower if the write down of inventory had not occurred. Gross margins are expected to decrease as sales of second generation product represent an increasing proportion of the product mix.

Expenses and other increased to $1,717,300 for the three months ended October 31, 2001 from $1,607,741 for the three months ended October 31, 2000, as increases in depreciation and amortization expense, foreign exchange losses and interest expense were partially offset by lower marketing, general and administration, and engineering, research and development expenses.

Marketing expenses decreased to $426,397 for the three months ended October 31, 2001 from $581,065 for the three months ended October 31, 2000. The decrease was a result of lower advertising and promotion and trade show expenditures. The expenses for the three months ended October 31, 2000, included costs associated with attending the Automechanika show, which is held in Europe every two years.

General and administrative expenses decreased to $706,238 for the three months ended October 31, 2001 from $730,582 for the three months ended October 31, 2000. The decrease was attributed to lower travel, investor relations and capital tax costs. This decrease was partially offset by increased wage expenditures.

Engineering, research and development expenses decreased to $305,728 for the three months ended October 31, 2001 from $345,663 for the three months ended October 31, 2000. The decrease was attributed to lower expenditures on prototype development due to completion of the Company’s second generation passenger car products in the year ended July 31, 2001. This decrease was partially offset by increased wage expenditures.

Interest expense of $28,623 was incurred during the three months ended October 31, 2001 due to interest on a promissory note created as part of the consideration for restructuring the strategic relationship with TRW Inc. as described under Liquidity and Capital Resources.

The Company earned interest income of $10,123 for the three months ended October 31, 2001 as compared to $131,880 for the three months ended October 31, 2000. This decrease was due to lower average cash balances maintained during the current fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its activities primarily through the issuance and sale of securities. The Company has incurred net operating losses in each year since inception and, as of October 31, 2001, had an accumulated deficit of $32,889,897. Stockholders’ equity was $4,319,441 and the Company had a working capital deficiency of $373,372 at October 31, 2001.

The Company’s cash position at October 31, 2001 was $748,049 as compared to $2,930,257 at July 31, 2001. This decrease was due to the net of funding of the Company’s operating, financing and investing activities described below.

For the three months ended October 31, 2001, the Company used $539,409 for investing activities. Of this amount $39,409 was for the purchase of capital assets and $500,000 was paid to restructure the Company’s strategic alliance with TRW Inc. as described below. The net loss of $1,602,472 was reduced by non-cash charges of $243,836 for depreciation and amortization, $5,097 for compensation expense and was increased by $300,590 due to changes in non-cash working capital.

On August 31, 2001 the Company and TRW restructured certain agreements entered into in 1998, and as amended in 2000, between the companies. The Company is paying consideration of $3.3 million in cash and debt for this transaction. Of this amount, $500,000 was paid at closing. The balance of $2.8 million is evidenced by a promissory note dated August 31, 2001, bears interest at the rate of 6% per annum, and is secured by, among other things, a security interest granted to TRW in the Company’s present and after acquired property (other than real property) under a general security agreement. The principal amount of the note is to be paid in installments accompanied by accrued interest to the date of each payment. Principal repayments of $1.9 million are repayable in the 2002 fiscal year and $900,000 is repayable in the 2003 fiscal year. The Company made a $500,000 payment, together with accrued interest, under the promissory note in November 2001, subsequent to the period covered by this quarterly report.

Subsequent to the period covered by this quarterly report, the Company issued 1,100,000 units for net proceeds of $1,805,067 in a private placement effected pursuant to Regulation S under the Securities Act of 1933, as amended. Each unit was issued at a price of $1.70 and consists of one common share and one common share purchase warrant. Each warrant is exercisable at a price of: (a) $2.30 if exercised on or before June 30, 2002; (b) $2.80 if exercised after June 30, 2002 and on or before February 28, 2003; and (c) $3.30 if exercised after February 28, 2003 and on or before October 31, 2003, on which date the warrant will expire. Net proceeds will be used for debt repayment and working capital.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

Subsequent to the period covered by this quarterly report, we issued 1,100,000 units pursuant to Regulation S under the Securities Act of 1933, as amended. Each unit was issued at a price of $1.70 and consists of one common share and one common share purchase warrant. Each warrant is exercisable at a price of: (a) $2.30 if exercised on or before June 30, 2002; (b) $2.80 if exercised after June 30, 2002 and on or before February 28, 2003; and (c) $3.30 if exercised after February 28, 2003 and on or before October 31, 2003, on which date the warrant will expire.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS:

The following exhibits are filed hereunder:

11 Computation of loss per share

(b)	Reports of Form 8-K — Three months ended October 31, 2001

September 6, 2001 — News release issued September 5, 2001 regarding restructuring of strategic alliance with TRW

SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTIRE SYSTEMS INC. (Registrant)

Date December 13, 2001	/s/ ROBERT V. RUDMAN
Robert V. Rudman Director, President and Chief Executive Officer (Principal Executive Officer)

Date December 13, 2001	/s/ KEVIN A. CARLSON
Kevin A. Carlson Director, Chief Financial Officer, Managing Director and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)