Form 10KSB/A
period 2001-07-31
SMARTIRE SYSTEMS INC
filed 2001-12-21
CIK 1057293

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A

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

                                  SMARTIRE SYSTEMS INC.

                       By:        /s/ ROBERT V. RUDMAN
                           ----------------------------------
                                  Robert V. Rudman, CA
                                President, Chairman and
                                Chief Executive Officer

                                Date: December 21, 2001


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON DECEMBER 21, 2001:

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


/s/ KPMG LLP
Chartered Accountants


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

Commitments and contingencies (note 13)
Subsequent event (note 15)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations and Deficit
(Expressed in United States dollars)

Years ended July 31, 2001, 2000 and 1999

=========================================================================================
                                                 2001            2000            1999
-----------------------------------------------------------------------------------------
Revenue                                      $    779,611    $    747,738    $  1,772,996

Cost of goods sold (note 6) (excluding
depreciation attributable to production
equipment of $nil, $nil and $37,773,
respectively)                                     385,897         339,722       5,875,720
-----------------------------------------------------------------------------------------
                                                  393,714         408,016      (4,102,724)

Expenses and other:
       Depreciation and amortization              446,096         177,690         402,250
       Engineering, research and
       development                              1,485,874       1,416,992       1,292,011
       Foreign exchange loss (gain)              (117,063)        (15,935)        105,109
       General and administrative               2,701,621       3,421,844       2,761,702
       Marketing                                1,744,004       2,057,937       2,833,175
-----------------------------------------------------------------------------------------
                                                6,260,532       7,058,528       7,394,247
-----------------------------------------------------------------------------------------

Loss for the year                              (5,866,818)     (6,650,512)    (11,496,971)

Other income:
       Gain on sale of investment (note 7)              -       8,343,487               -
       Interest income                            359,799         212,203         182,585
-----------------------------------------------------------------------------------------
                                                  359,799       8,555,690         182,585
-----------------------------------------------------------------------------------------

Net income (loss)                            $ (5,507,019)   $  1,905,178    $(11,314,386)
=========================================================================================

Weighted average number of common shares:
       Basic                                   14,296,240      13,159,385      10,192,024
       Diluted                                 14,296,240      13,296,988      10,192,024
=========================================================================================

Income (loss) per share:
     Basic                                   $      (0.39)   $       0.14    $      (1.11)
     Diluted                                        (0.39)           0.14           (1.11)
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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

6.     SPECIAL CHARGES - WRITE-DOWN OF INVENTORY OF
       LONG LIVED ASSETS (continued):

       The Company plans to sell products that have been completely written off as long as demand for them exists. When they can no longer be sold, they will be disposed of. Disposal costs are anticipated to be negligible.

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

--------------------------------------------------------------------------------

8.     SHARE CAPITAL (CONTINUED):

       (d)  Stock-based compensation (continued):

            The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted average assumptions:

            ==================================================================================
                                                         2001            2000            1999
            ----------------------------------------------------------------------------------
            Expected dividend yield                        0%              0%              0%
            Expected stock price volatility              220%            195%            120%
            Risk-free interest rate                     5.60%           5.89%           4.96%
            Expected life of options               2.00 years      3.80 years      5.00 years
            ==================================================================================

            Weighted-average fair values of options granted during the year are as follows:

            ==================================================================================
                                                         2001            2000            1999
            ----------------------------------------------------------------------------------
            Options whose exercise price at
              date of grant:
                Equals the market price of stock        $3.88            $   -          $3.75
                Exceeds the market price of stock        3.04             1.64              -
                Is less than the market price of stock   3.25                -              -
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

       (b)  Credit risk:

            The majority of the Company's activities are concentrated in the automotive industry and sales are primarily to a few major customers (note 14). To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
12.    EARNINGS (LOSS) PER SHARE:

       The weighted average number of shares outstanding used in the computation of earnings (loss) per share were as follows:

           ===================================================================
                                                  2001        2000        1999
           -------------------------------------------------------------------
           Weighted-average shares
             used in computation of
             basic earnings (loss)
             per share                      14,296,240  13,159,385  10,192,024

           Weighted-average shares
             from assumed conversion
             of dilutive warrants                    -     137,603           -
           -------------------------------------------------------------------
           Fully diluted weighted
             average number of common
             shares                         14,296,240  13,296,988  10,192,024
           ===================================================================

13.    COMMITMENTS AND CONTINGENCIES:

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

14.    SEGMENTED INFORMATION:

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

15.    SUBSEQUENT EVENT:

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

    10.21  Secured Promising note dated August 31, 2001 between the Company and
           TRW Inc.**

    10.22  Settlement and Release agreement dated August 31, 2001 between the
           Company and TRW Inc.**

    10.23  Termination agreement dated August 31, 2001 between the Company and
           TRW Inc.**

    11.1   Computation of Earnings Per Share**

** Previously filed with the Company's Form 10-KSB for the year ended July 31, 2001 as filed October 26, 2001.

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