Form 10QSB
period 2002-01-31
SMARTIRE SYSTEMS INC
filed 2002-03-14
CIK 1057293

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2002.

Transition report under section 13 or 15(d) of the Exchange Act for the transition period from                     to

Commission file number 0-29248
SmarTire Systems Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

British Columbia, Canada (State or Other Jurisdiction of Incorporation or Organization)	Not Applicable (I.R.S. Employer Identification No.)

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

Yes       X       No

As of February 28, 2002, the Company had 16,989,369 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes               No      X

SmarTire Systems Inc.
Index

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS - JANUARY 31, 2002 (UNAUDITED) AND JULY 31, 2001

CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT (UNAUDITED) – THREE AND SIX MONTHS ENDED JANUARY 31, 2002 AND JANUARY 31, 2001.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) – SIX MONTHS ENDED JANUARY 31, 2002 AND JANUARY 31, 2001.

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

ITEM 1.   FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire (Europe) Limited and SmarTire Technologies Inc. (the “Company” or “SmarTire”) as of January 31, 2002 and for the three and six month periods ended January 31, 2002 and January 31, 2001 are attached hereto.

It is the opinion of management that the interim financial statements for the three and six months ended January 31, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

	January 31, 2002	July 31, 2001
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$1,219,679	$2,930,257
Receivables, net of allowance for doubtful accounts of $nil (July 31, 2001 – $46,232)	192,814	189,472
Inventory	1,547,528	1,477,751
Prepaid expenses	159,484	85,470

	3,119,505	4,682,950
Fixed assets	627,770	706,149

Other assets (note 3)	4,227,604	1,508,740

	$7,974,879	$6,897,839

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$994,841	$782,690
Promissory note payable (note 3)	1,800,000	–

	2,794,841	782,690
Stockholders’ equity:
Share capital (note 4):
Preferred shares, par value $1,000 Cdn per share 20,000 shares authorized
Issued and outstanding; none
Common shares, without par value 200,000,000 shares authorized 16,989,369 shares issued and outstanding at January 31, 2002 (July 31, 2001 –15,159,369)	40,432,252	37,566,083
Additional paid-in capital	772,354	683,462
Deferred stock compensation	(30,987)	(40,773)
Deficit	(34,989,218)	(31,287,425)
Accumulated other comprehensive loss	(1,004,363)	(806,198)

	5,180,038	6,115,149

	$7,974,879	$6,897,839

See accompanying notes to consolidated financial statements.

On behalf of the Board

/s/ Robert V. Rudman Director	/s/ Bernard Pinsky Director

SMARTIRE SYSTEMS INC.
Consolidated Statements of Loss and Deficit
(Expressed in United States Dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2002	2001	2002	2001

Revenue	$192,665	$215,749	$545,294	$395,917
Cost of goods sold	139,750	84,912	387,674	145,229

	52,915	130,837	157,620	250,688

Expenses
Depreciation and amortization	294,362	92,360	538,198	142,125
Engineering, research and development	786,189	452,433	1,091,917	798,783
General and administrative	672,231	738,594	1,378,469	1,468,649
Marketing	359,628	391,224	786,025	970,365

	2,112,410	1,674,611	3,794,609	3,379,922

Loss from operations	2,059,495	1,543,774	3,636,989	3,129,234

Other expenses (income)
Interest income	(3,651)	(114,303)	(13,774)	(246,008)
Interest expense (note 3)	36,349	–	64,972	–
Foreign exchange loss (gain)	7,128	67,787	13,606	(29,859)

	39,826	(46,516)	64,804	(275,867)

Net loss	2,099,321	1,497,258	3,701,793	2,853,367
Deficit, beginning of period	32,889,897	27,136,515	31,287,425	25,780,406

Deficit, end of period	$34,989,218	$28,633,773	$34,989,218	$28,633,773

Basic and diluted loss per share	$0.13	$0.10	$0.23	$0.19

Weighted average shares used in the computation of basic and diluted loss per share	16,504,152	14,887,806	15,831,760	14,720,195

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Unaudited)
Six months ended January 31, 2002 and 2001

	2002	2001

Cash provided by (used for):
Operating activities:
Net loss	$(3,701,793)	$(2,853,367)
Items not affecting cash:
Depreciation and amortization	538,198	142,125
Compensation expense	9,786	99,442
Change in non-cash working capital:
Receivables	(10,655)	(49,465)
Inventory	(127,264)	(13,658)
Prepaid expenses	(78,067)	(41,872)
Accounts payable and accrued liabilities	244,423	(34,045)

Net cash used in operating activities	(3,125,372)	(2,750,840)

Investing activities:
Purchase of capital assets	(45,496)	(111,368)
Purchase of other asset (note 3)	(500,000)	(500,000)

Net cash used in investing activities	(545,496)	(611,368)

Financing activities:
Issuance of common shares	2,955,469	259,800
Repayment of promissory note (note 3)	(1,000,000)	–

Net cash provided by financing activities	1,955,469	259,800

Effect of exchange rate differences on cash and cash equivalents	4,821	(90,850)

Net decrease in cash and cash equivalents	(1,710,578)	(3,193,258)
Cash and cash equivalents, beginning of period	2,930,257	9,753,063

Cash and cash equivalents, end of period	$1,219,679	$6,559,805

Supplementary information:
Interest paid	$64,972	$–
Non-cash investing and financing activities:
Purchase of other asset through issuance of Promissory note (note 3)	2,800,000	–
Purchase of other asset through issuance of Common shares	–	1,337,500
Fair value of agents warrants issued in conjunction with private placement	89,300	–

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Six months ended January 31, 2002 and 2001

1.	Basis of presentation:

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

The Company is continuing to develop its products and markets. The Company has incurred recurring operating losses and has a deficit of $34,989,218 as at January 31, 2002. Since 1998, the Company has raised approximately $25,000,000 through eight private placements to fund its operations. The Company intends to fund its further operations through additional private placements or public financings over the foreseeable future. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Six months ended January 31, 2002 and 2001

3.	Other assets:

On August 31, 2001, the Company and TRW Inc. entered into an agreement to restructure their strategic alliance. Under the terms of restructuring, SmarTire and TRW agreed to terminate a number of agreements. The Company now has the right to manufacture and sell tire monitoring systems to the original equipment vehicle manufacturers market. Consideration consisted of a promissory note of $2.8 million, carrying an interest rate of 6% per annum plus cash of $500,000. The promissory note is secured by personal property and assets of the Company, including equipment, inventory, accounts receivable, intangibles and other personal property. The principal amount of the note is to be paid in installments accompanied by accrued interest to the date of each payment. The Company made two principal payments, totaling $1,000,000 in the aggregate, together with accrued interest, under the promissory note during the six months ended January 31, 2002.

Principal payments are repayable as follows:

Fiscal 2002 $ 900,000

Fiscal 2003 $ 900,000

The rights are being amortized over five years on a straight line basis.

		Accumulated	Net book
January 31, 2002	Cost	amortization	value

Licenses	$5,037,500	$809,896	$4,227,604

		Accumulated	Net book
July 31, 2001	Cost	amortization	value

License	$1,737,500	$228,760	$1,508,740

4.	Share capital:

(a)	A summary of fixed stock option transactions and balances during the period ended January 31, 2002 is as follows:

		Weighted
		average
	Options	exercise
	Outstanding	price

Balance at July 31, 2001	1,458,750	$3.20
Options granted	311,700	3.15
Options forfeited	(27,600)	(3.10)

Balance at January 31, 2002	1,742,850	$3.19

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Six months ended January 31, 2002 and 2001

4.	Share capital (continued):

(b)	During the second quarter of fiscal 2002 the Company effected a private placement involving the sale of 1,830,000 units for net proceeds of $2,955,469. Each unit consists of one common share at a price of $1.70 plus one share purchase warrant exercisable at a minimum price of $2.30 and a maximum price of $3.30. These share purchase warrants expire on October 31, 2003. Advisors to the private placement were issued 46,900 share purchase warrants exercisable at a price of $1.70 during the period and 11,200 share purchase warrants subsequent to January 31, 2001. The warrants are exercisable over three years from the date of issuance.

(c)	As at January 31, 2002, warrants outstanding were exercisable for 2,186,617 (July 31, 2001 — 309,717) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $1.50 to $3.30 per share that expire on various dates until January 18, 2005.

5.	Related party transactions:

During the six months ended January 31, the Company:

(a)	Paid $115,900 (2001 — $42,461) for consulting services and financing fees on the private sales of its common stock and issued 46,900 share purchase warrants at an exercise price of US $1.70, expiring on January 18, 2005, for financing services to a company in which a director of the Company has significant influence.

(b)	Paid $68,681 (2001 — $53,149) for legal fees to a legal firm in which a director of the Company is a partner.

6.	Segmented information:

The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Substantially all revenue is derived from sales to North American and European customers. Geographic information is as follows:

Revenue from external customers

	Three months ended		Six months ended
	January 31,	January 31,	January 31,	January 31,
	2002	2001	2002	2001

North America	$118,117	$156,652	$314,180	$295,882
Europe	$74,548	$59,097	$231,114	$100,035

	$192,665	$215,749	$545,294	$395,917

As at January 31, 2002, 72% of the Company’s fixed assets were in Canada and 28% were in Europe.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Six months ended January 31, 2002 and 2001

7.	Comparative figures:

Certain comparative figures have been reclassified to conform with the financial statement presentation adopted for the current year.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the three and six months ended January 31, 2002 and 2001 should be read in conjunction with the Company’s most recent audited annual financial statements, the unaudited interim financial statements attached hereto, and, in each case, the notes thereto.

The Company’s consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

The Company was formed to develop and market remote data sensing, transmission and processing products incorporating patented technologies to satisfy emerging market requirements in the transportation industry. Currently the Company is focused on developing and marketing technically advanced tire monitoring systems for the transportation and automotive industries. During the three and six months ended January 31, 2002, the Company earned revenues primarily from the sale of tire monitoring systems for passenger cars.

The Company completed the development and launch of its second-generation tire monitoring system for the passenger car and light truck market during the fiscal year ended July 31, 2001. The Company is also continuing the development of systems for the commercial, industrial and recreational vehicle markets.

In the year ended July 31, 2001, the United States Government enacted the Transportation Recall Enhancement Accountability and Documentation (“TREAD”) Act of 2000. The TREAD Act was implemented to address perceived safety concerns resulting from poor tire maintenance, tread separation and tire blow outs. The Act, among other things, requires that the National Highway Traffic Safety Administration (“NHTSA”) develop rules and regulations which require all new passenger cars, light trucks and multipurpose passenger vans sold after November 2003 to have tire monitoring systems that warn drivers if a tire is significantly under-inflated to be installed as standard equipment. The regulation was to be finalized in November 2001 for implementation in 2003.

In February, 2002 the U.S. Office of Management and Budget (“OMB”) announced it had returned the proposed tire safety regulation to NHTSA for further study. The concern raised by the OMB primarily involves the future of anti-locking braking (ABS) systems. NHTSA is recommending a four year phasing out of the indirect approach to tire monitoring that utilizes ABS technology. As an alternative, NHTSA is recommending that direct measurement systems become the required industry standard within four years, apparently in the belief that such systems provide a greater level of tire safety. The OMB is concerned that the proposed rulemaking might discourage vehicle manufacturers from installing anti-lock brakes for consumers. The OMB ruling could delay the implementation of the tire monitoring requirements.

Following the introduction of the TREAD Act, the Company restructured its strategic alliance with TRW Inc. (“TRW”), a major automotive parts supplier. Prior to the restructuring, the strategic alliance included joint engineering and development activities, and granted TRW exclusive marketing and distribution rights for some of the Company’s products. In addition, TRW had exclusive rights in the original equipment market to tire monitoring products that it developed jointly with SmarTire, and SmarTire had exclusive rights in the aftermarket. By ending collaboration between the two companies in product development, and by providing that neither company will have exclusive rights to any products, the restructuring effectively provides SmarTire with immediate access to all levels of the global automotive and transportation industries. The Company is shifting its business and operating focus from small specialty niche markets toward mass-market opportunities in both the passenger car and commercial vehicle markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2002 AND JANUARY 31, 2001

Gross revenue for the three months ended January 31, 2002 decreased to $192,665 from $215,749 for the three months ended January 31, 2001. This decrease in revenue was a result of the following:

Sales of aftermarket passenger car systems increased to $133,813 for the three months ended January 31, 2002 from $117,773 for the three months ended January 31, 2001. This increase is due to sales of $128,023 of the Company’s second generation product that was launched at the end of the fiscal year ended July 31, 2001. Sales of OEM passenger car systems increased to $37,424 for the three months ended January 31, 2002 from $29,898 for the three months ended January 31, 2001 due to sales of $19,195 of the Company’s second generation product. Sales under the Lincoln Continental program of the Company’s first generation product were discontinued at the end of December 31, 2001. Sales of the motorsport tire monitoring systems decreased to $21,428 for the three months ended January 31, 2002 from $68,078 for the three months ended January 31, 2001. Motorsport tire monitoring systems are sold through a distributor and are difficult to predict.

Sales of the Company’s second generation products for fiscal 2002 are below management’s expectations. The primary cause for sales not meeting expectations relates to the delays by the U.S. Government in finalizing the regulations under the TREAD Act which were originally due in November 2001.

In particular, the delays in finalizing the regulations have had a significant negative impact on the Company’s Car Accessory Programs (“CAPs”). The Company has been pursuing a number of CAPs opportunities with automakers. However decisions by these potential customers have effectively been put on hold until the final requirements are clarified. The Company expects its CAPs sales will continue to be negatively impacted by the uncertainty surrounding the TREAD Act requirements until the regulations are finalized.

Gross margin on product sales decreased to 27% for the three months ended January 31, 2002 from 61% for the three months ended January 31, 2001. The decrease occurred as the product mix of systems sold in 2002 had lower gross margins than the product mix of systems sold in 2001. The gross margins continue to be affected by the reduction in carrying value of first generation product inventory in the 1999 fiscal year. If the write down of inventory had not occurred, gross margins on sales would have been 21% for the three months ended January 31, 2002 compared to 17% for the three months ended January 31, 2001.

Expenses increased to $2,122,410 for the three months ended January 31, 2002 from $1,674,611 for the three months ended January 31, 2001, as increases in engineering, research and development expenses and depreciation and amortization expense were partially offset by lower marketing and general and administration expenses.

Engineering, research and development expenses increased to $786,189 for the three months ended January 31, 2002 from $452,433 for the three months ended January 31, 2001. The increase was attributed primarily to a $500,000 expenditure for non-recoverable development costs incurred with a key component supplier for future product development activities. This expenditure was a non-recurring expense. While the Company expects its engineering, research and development expenses for the near future will be more consistent with the expenses incurred during the three months ended January 31, 2001, the nature of the Company’s activities could result in future non-recurring expenditures. The Company also incurred higher patent and product approval expenditures. The increase was partially offset by lower expenditures on product testing and prototype development due to completion of the Company’s second generation passenger car products in the year ended July 31, 2001.

Marketing expenses decreased to $359,628 for the three months ended January 31, 2002 from $391,224 for the three months ended January 31, 2001. The decrease was a result of lower advertising and promotion and trade show expenses. Trade show expenses decreased, as the Company did not attend the SEMA trade show in fiscal 2002 as it did in fiscal 2001. Travel expenditures also decreased during the three months ended January 31, 2002. The decrease was partially offset by the cost of market research associated with entry into the OEM automotive market.

General and administrative expenses decreased to $672,231 for the three months ended January 31, 2002 from $738,594 for the three months ended January 31, 2001. The decrease was attributed to a one time recovery of a bad debt and lower travel, computer and office costs. This decrease was partially offset by higher insurance premiums and investor relations costs.

Depreciation and amortization expense increased to $294,362 for the three months ended January 31, 2002 from $92,360 for the three months ended January 31, 2001 due to the amortization of other assets acquired in December 2000 and August 2001. Depreciation and amortization expense is expected to remain at its current level for the foreseeable future.

Interest expense of $36,349 was incurred during the three months ended January 31, 2001 mainly due to interest on a promissory note created as part of the consideration for restructuring the strategic relationship with TRW Inc. as described under Liquidity and Capital Resources.

Interest income of $3,651 was earned for the three months ended January 31, 2002 as compared to $114,303 for the three months ended January 31, 2001. This decrease was due to lower average cash balances maintained and lower interest rates during the current fiscal period.

SIX MONTHS ENDED JANUARY 31, 2002 AND JANUARY 31, 2001

Gross revenue for the six months ended January 31, 2002 increased to $545,294 from $395,917 for the six months ended January 31, 2001. This increase in revenue was a result of the following:

Sales of aftermarket passenger car systems increased to $400,137 for the six months ended January 31, 2002 from $234,642 for the six months ended January 31, 2001. This increase is due to sales of $355,197 of the Company’s second generation product that was launched at the end of the fiscal year ended July 31, 2001. Sales of OEM passenger car systems increased to $107,774 for the six months ended January 31, 2002 from $71,381 for the six months ended January 31, 2001 due to sales of $63,942 of the Company’s second generation product. Sales under the Lincoln Continental program of the Company’s first generation product were discontinued at the end of December 31, 2001. Sales of the motorsport tire monitoring systems decreased to $37,383 for the six months ended January 31, 2002 from $89,894 for the six months ended January 31, 2001. Motorsport tire monitoring systems are sold through a distributor and are difficult to predict.

Despite the increase in sales for the six months ended January 31, 2002, sales of the Company’s second generation products for fiscal 2002 are below management’s expectations. The primary cause for sales not meeting expectations relates to the delays by the U.S. Government in finalizing the regulations under the TREAD Act which were originally due in November 2001. In particular, the delays in finalizing the regulations have had a significant negative impact on the Company’s Car Accessory Programs (“CAPs”). The Company has been pursuing a number of CAPs opportunities with automakers. However, decisions by these potential customers have effectively been put on hold until the final requirements are clarified. The Company expects its CAPs sales will continue to be negatively impacted by the uncertainty surrounding the TREAD Act requirements until the regulations are finalized.

Gross margin on product sales decreased to 29% for the six months ended January 31, 2002 from 63% for the three months ended January 31, 2001. The decrease occurred as the product mix of systems sold in 2002 had lower gross margins than the product mix of systems sold in 2001. The gross margins continue to be affected by the reduction in carrying value of first generation product inventory in the 1999 fiscal year. If the write down of inventory had not occurred, gross margins on sales would have been 20% for the six months ended January 31, 2002 compared to 16% for the six months ended January 2001.

Expenses increased to $3,794,609 for the six months ended January 31, 2002 from $3,379,922 for the six months ended January 31, 2001, as increases in engineering, research and development expenses and depreciation and amortization expense were partially offset by lower marketing and general and administration expenses.

Engineering, research and development expenses increased to $1,091,917 for the six months ended January 31, 2002 from $798,783 for the six months ended January 31, 2001. The increase was attributed primarily to a $500,000 expenditure for non-recoverable development costs incurred with a key component supplier for future product development activities. This expenditure was a non-recurring expense. While the Company expects its engineering, research and development expenses for the near future will be more consistent with the expenses during the six months ended January 31, 2001, the nature of the Company’s activities could result in future non-recurring expenditures. The Company also incurred higher patent, product approval and wage expenditures. The increase was partially offset by lower expenditures on consulting fees and on product testing and prototype development due to completion of the Company’s second generation passenger car products in the year ended July 31, 2001.

Marketing expenses decreased to $786,025 for the six months ended January 31, 2002 from $970,365 for the six months ended January 31, 2001. The decrease was a result of lower advertising and promotion, travel, and trade show expenditures. Trade show expenses decreased as the Company did not attend the SEMA trade show in fiscal 2002 as it did in fiscal 2001 and the expenses for the six months ended January 31, 2001, included costs associated with attending the Automechanika show, which is held in Europe every two years. This decrease is partially offset by consulting fees and the cost of market research associated with entry into the OEM automotive market.

General and administrative expenses decreased to $1,378,469 for the six months ended January 31, 2002 from $1,468,649 for the six months ended January 31, 2001. The decrease was attributed to a one time recovery of a bad debt and lower travel, computer and office costs. This decrease was partially offset by higher insurance premiums and wage expenditures.

Depreciation and amortization expense increased to $538,198 for the six months ended January 31, 2002 from $142,125 for the six months ended January 31, 2001 due to the amortization of other assets acquired in December 2000 and August 2001. Depreciation and amortization expense is expected to remain at its current level for the foreseeable future.

Interest expense of $64,972 was incurred during the six months ended January 31, 2001 mainly due to interest on a promissory note created as part of the consideration for restructuring the strategic relationship with TRW Inc. as described under Liquidity and Capital Resources.

The Company earned interest income of $13,774 for the six months ended January 31, 2001 as compared to $246,008 for the six months ended January 31, 2001. This decrease was due to lower average cash balances maintained and lower interest rates during the current fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its activities primarily through the issuance and sale of securities. The Company has incurred net operating losses in each year since inception and, as of January 31, 2002, had an accumulated deficit of $34,989,218. Stockholders’ equity was $5,180,038 and the Company had working capital of $324,664 at January 31, 2002.

The Company’s cash position at January 31, 2002 was $1,219,679 as compared to $2,930,257 at July 31, 2001. This decrease was due to the net of funding of the Company’s operating, financing and investing activities described below.

For the six months ended January 31, 2002, the Company realized net proceeds of $2,955,469 from financing activities through the issuance of 1,830,000 units in a private placement effected pursuant to Regulation S under the Securities Act of 1933. Each unit was issued at a price of $1.70 and consists of one common share and one common share purchase warrant. Each warrant is exercisable at a price of: (a) $2.30 if exercised on or before June 30, 2002; (b) $2.80 if exercised after June 30, 2002 and on or before February 28, 2003; and (c) $3.30 if exercised after February 28, 2003 but on or before October 31, 2003, on which date the warrant will expire. Net proceeds will be used for debt repayment and working capital.

The Company used $545,496 for investing activities. Of this amount $45,496 was for the purchase of capital assets and $500,000 was paid to restructure the Company’s strategic alliance with TRW Inc. as described below. The net loss of $3,701,793 was reduced by non-cash charges of $538,198 for depreciation and amortization, $9,786 for compensation expense and $28,437 due to changes in non-cash working capital.

On August 31, 2001 the Company and TRW restructured certain agreements entered into in 1998, and as amended in 2000, between the companies. The Company is paying consideration of $3.3 million in cash and debt for this transaction. Of this amount, $500,000 was paid at closing. The balance of $2.8 million is evidenced by a promissory note dated August 31, 2001, bears interest at the rate of 6% per annum, and is secured by, substantially all of the Company’s personal property. The principal amount of the note is to be paid in installments accompanied by accrued interest to the date of each payment. Principal repayments of $1.9 million are repayable in the 2002 fiscal year and $900,000 is repayable in the 2003 fiscal year. The Company made two principal payments, totaling $1,000,000 in the aggregate, together with accrued interest, under the promissory note during the six months ended January 31 2002.

The Company requires immediate additional financing to fund its operations and repay debt. The next principal payment of $450,000, together with accrued interest, under the promissory note is due to TRW Inc. by March 29, 2002. The Company is pursuing various alternatives for private placements and public financings to meet its immediate and long-term financial requirements. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms.

PART II.   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

Between November 8, 2001 and January 8, 2002, the Company issued a total of 1,830,000 units to a select group of offshore investors pursuant to an exemption from registration as provided by Regulation S under the Securities Act of 1933. Each unit was issued at a price of $1.70 and consists of one common share and one common share purchase warrant. Each warrant is exercisable at a price of: (a) $2.30 if exercised on or before June 30, 2002; (b) $2.80 if exercised after June 30, 2002 and on or before February 28, 2003; and (c) $3.30 if exercised after February 28, 2003 but on or before October 31, 2003, on which date the warrant will expire. Gross proceeds of the placement were $3,111,000, resulting in net proceeds of $2,955,469 after payment of finder’s fees and expenses related to the offering.

On January 18, 2002, the Company issued 46,900 common share purchase warrants to an accredited investor as defined by Regulation D of the Securities Act of 1933. This warrant was issued in payment of a finder’s fee related to the sale of units described above. Each warrant entitles the holder to purchase one common share in the capital of the issuer at an exercise price of US$1.70 until January 18, 2005, on which date the warrant will expire.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

As authorized under the Company Act (British Columbia) and the Company’s Articles, all shareholder votes on actions taken at an annual or extraordinary general meeting of the Company’s shareholders are conducted by a show of hands of those shareholders and proxy agents in attendance at the meeting, after the scrutineer of the meeting has confirmed that the quorum requirements for the meeting have been met. In the absence of a demand by a shareholder or a proxy agent for a vote by ballot, neither theCompany Act (British Columbia) nor the Company’s Articles require the Company to count or record, with respect to a vote on a particular action by a show of hands, the specific number of shares held or represented by each voting shareholder or proxy agent; any particular action is recorded in the minutes of the meeting as having been duly passed if the majority of those shareholders or proxy agents present at the meeting voted in favor of it. Moreover, neither the Company Act (British Columbia) nor the Company’s Articles permit the counting of broker non-votes.

At the Company’s Annual and Extraordinary General Meeting of shareholders, held on December 14, 2001, the Company’s shareholders took the following actions. As no shareholder or proxy agent in attendance at the Meeting demanded that a vote be taken by way of ballot, the number of votes shown below as cast in favor, against or withheld represent the results of tabulation of proxies received by the Company in advance of the Meeting, and do not reflect actual votes cast at the Meeting by way of show of hands; but no shareholders in attendance at the Meeting voted against any of the resolutions:

     (a)   KPMG LLP was appointed as the Company’s auditor; proxies returned to the Company showed 7,930,472 shares in favor, 45,996 shares against and 32,731 shares withheld.

     (b)   The shareholders authorized the Company’s board of directors to fix the remuneration to be paid to KPMG LLP in connection with their services as the Company’s auditors; proxies returned to the Company showed 7,911,810 shares in favor, 67,995 shares against and 29,394 shares withheld.

     (c)   The shareholders set the authorized number of directors at six (6); proxies returned to the Company showed 7,899,897 shares in favor, 91,834 shares against and 17,468 shares withheld.

     (d)   The following directors, constituting the entire board of directors, were elected to serve until the next annual general meeting or until their successors are appointed:

Name	Votes For	Votes Withheld

Lawrence Becerra	7,964,036	45,163
John Bolegoh	7,955,126	54,073
Kevin Carlson	7,924,026	85,173
William Cronin	7,963,911	45,288
Bernard Pinsky	7,960,086	49,113
Robert Rudman	7,954,151	55,048

     (e)   The shareholders approved a special resolution that: (i) authorized the Company’s directors to apply for a Certificate of Continuance under Section 190 of the Business Corporations Act (Yukon Territory); (ii) authorized the adoption of Articles of Continuance, in a form consistent with the Business Corporations Act (Yukon Territory), to replace the Memorandum of the Company; and (iii) authorized the Company’s directors to enact By-law No. 1, in a form consistent with the Business Corporations Act (Yukon Territory), to replace the Company’s existing articles. Proxies returned to the Company showed 1,356,171 shares in favor of this resolution, 65,663 shares against and 50,369 shares withheld. Such shareholder approval was sought on the understanding that management of the Company reserved the right to not submit this resolution to the Registrar of Corporations under the Business Corporations Act (Yukon Territory) if management determined that, in the circumstances, it would not be in the best interests of the Company to do so. The Board of Directors subsequently determined that it was not in the best interests of the Company to proceed with the continuance at this time. As a result, the Company did not proceed with the proposed replacement of the Company’s Memorandum by the Articles of Continuance, and the proposed replacement of the Company’s existing articles by By-law No. 1 did not take effect.

     (f)   The shareholders approved an ordinary resolution authorizing the Company to issue and sell in the three months following the Annual and Extraordinary General Meeting up to 6,500,000 shares and securities convertible into common shares on an as converted basis, at below market price but subject to (i) a minimum share price of $1.70 per share, and (ii) maximum aggregate proceeds of $25,000,000. This resolution reflected a modification to the original form of the resolution included in the Company’s proxy statement, in response to a request by Nasdaq to include in the resolution a maximum share number, a minimum share price and a three-month limitation on the period of time during which the private placement could be effected. The modification was consistent with applicable corporate laws, and with possible modifications to resolutions that might be required at the Annual and Extraordinary General Meeting as disclosed in the Company’s proxy statement. The form of the resolution proposed for adoption in the Company’s proxy statement would have authorized the sale and issuance of not more than 6,503,747 shares (being equal to 40% of the 16,259,369 issued and outstanding common shares on the date of the Annual and Extraordinary General Meeting) of the Company’s common stock (and/or securities convertible into common shares calculated on an as converted basis), at a price per share equal to not less than 80% of the fair market value of the Common Shares to be calculated as of the date the Company enters into a subscription agreement for such shares; provided that such issuance and sale would be completed prior to the next general meeting of the Company’s shareholders. Proxies returned to the Company showed 1,195,642 shares in favor of the resolution presented in the Company’s proxy statement, 232,948 shares against and 43,613 shares withheld.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

None

(b)   Reports of Form 8-K — Six months ended January 31, 2002

On November 21, 2001 the Company filed a Current Report on Form 8-K relating to a news release issued November 16, 2001 regarding arrangement of private placement

SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTIRE SYSTEMS INC.

(Registrant)

Date March 14, 2002	/s/ ROBERT V. RUDMAN

Robert V. Rudman Director, President and Chief Executive Officer (Principal Executive Officer)

Date March 14, 2002	/s/ KEVIN A. CARLSON

Kevin A. Carlson Director, Chief Financial Officer, Managing Director and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)