Form 10QSB
period 2002-04-30
SMARTIRE SYSTEMS INC
filed 2002-06-14
CIK 1057293

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2002.

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

As of May 31, 2002, the Company had 17,879,369 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes         No  X
    -----     -----

                              SMARTIRE SYSTEMS INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS -
                    APRIL 30, 2002 (UNAUDITED) AND JULY 31, 2001

                    CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT (UNAUDITED) - THREE AND NINE MONTHS ENDED APRIL 30, 2002 AND APRIL 30, 2001.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - NINE MONTHS ENDED APRIL 30, 2002 AND APRIL 30, 2001.

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                    OPERATION.

PART II. OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS

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

ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire (Europe) Limited and SmarTire Technologies Inc. (the "Company" or "SmarTire") as of April 30, 2002 and for the three and nine month periods ended April 30, 2002 and April 30, 2001 are attached hereto.

It is the opinion of management that the interim financial statements for the three and nine months ended April 30, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

================================================================================================
                                                                     April 30,         July 31,
                                                                         2002             2001
                                                                   (Unaudited)
------------------------------------------------------------------------------------------------
Assets

Current assets:
        Cash and cash equivalents                                 $    694,101     $  2,930,257
        Receivables, net of allowance for doubtful accounts
           of $nil (July 31, 2001 - $46,232)                           221,976          189,472
        Inventory                                                    1,425,662        1,477,751
        Prepaid expenses                                               177,262           85,470
        ----------------------------------------------------------------------------------------
                                                                     2,519,001        4,682,950

Fixed assets                                                           622,732          706,149

Other assets (note 3)                                                4,043,731        1,508,740
------------------------------------------------------------------------------------------------

                                                                  $  7,185,464     $  6,897,839
================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
        Accounts payable and accrued liabilities                  $    921,912     $    782,690
        Promissory note payable (note 3)                             1,350,000               --
        ----------------------------------------------------------------------------------------
                                                                     2,271,912          782,690

Stockholders' equity:
        Share capital (note 4):
           Preferred shares, par value $1,000 Cdn per share
              20,000 shares authorized
                 Issued and outstanding; none
           Common shares, without par value
              200,000,000 shares authorized
               17,739,369 shares issued and outstanding at
              April 30, 2002 (July 31, 2001 -- 15,159,369)          41,488,871       37,566,083
        Additional paid-in capital                                     889,026          683,462
        Deferred stock compensation                                    (24,928)         (40,773)
        Deficit                                                    (36,496,383)     (31,287,425)
        Accumulated other comprehensive loss                          (943,034)        (806,198)
        ----------------------------------------------------------------------------------------
                                                                     4,913,552        6,115,149
------------------------------------------------------------------------------------------------
                                                                  $  7,185,464     $  6,897,839
================================================================================================
Contingency (note 6)



See accompanying notes to consolidated financial statements.

On behalf of the Board

/s/ Robert V. Rudman      Director                /s/ Bernard Pinsky    Director
---------------------                             ------------------

SMARTIRE SYSTEMS INC.
Consolidated Statements of Loss and Deficit
(Expressed in United States Dollars)

(Unaudited)

==============================================================================================================
                                               Three Months Ended                       Nine Months Ended
                                          April 30,           April 30,             April 30,        April 30,
                                            2002                2001                  2002             2001
--------------------------------------------------------------------------------------------------------------
Revenue                                 $   234,393        $    171,709            $  779,687      $   567,191

Cost of goods sold                          143,435              88,145               531,109          233,632
--------------------------------------------------------------------------------------------------------------
                                             90,958              83,564               248,578          333,559
--------------------------------------------------------------------------------------------------------------
Expenses
     Depreciation and amortization          298,709             155,102               836,907          298,619
     Engineering, research and
      development                           300,547             408,598             1,392,464        1,207,796
     General and administrative             638,777             633,334             2,017,246        2,100,760
     Marketing                              358,333             420,355             1,144,358        1,389,713
--------------------------------------------------------------------------------------------------------------
                                          1,596,366           1,617,389             5,390,975        4,996,888
--------------------------------------------------------------------------------------------------------------
Loss from operations                      1,505,408           1,533,825             5,142,397        4,663,329

Other expenses (income)
     Interest income                         (3,310)            (71,663)              (17,084)        (316,820)
     Interest expense (note 3)               39,038                  --               104,010               --
     Foreign exchange gain                  (33,971)            (85,817)              (20,365)        (116,797)
--------------------------------------------------------------------------------------------------------------
                                              1,757            (157,480)               66,561         (433,617)
--------------------------------------------------------------------------------------------------------------
Net loss                                  1,507,165           1,376,345             5,208,958        4,229,712
Deficit, beginning of period             34,989,218          28,633,773            31,287,425       25,780,406
--------------------------------------------------------------------------------------------------------------
Deficit, end of period                  $36,496,383         $30,010,118           $36,496,383      $30,010,118
==============================================================================================================
Basic and diluted loss per share        $      0.09         $      0.09           $      0.32      $      0.28
==============================================================================================================
Weighted average shares used in the
computation of basic and diluted
loss per share                           17,326,448          15,117,697            16,319,039       14,849,784
==============================================================================================================

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Unaudited)
Nine months ended April 30, 2002 and 2001

==================================================================================================
                                                                             2002            2001
--------------------------------------------------------------------------------------------------
Cash provided by (used for):

Operating activities:
        Net loss                                                     $(5,208,958)    $(4,229,712)
        Items not affecting cash:
             Depreciation and amortization                               836,907         298,619
             Compensation expense                                         15,069         102,020
        Change in non-cash working capital:
             Receivables                                                 (36,720)        (75,733)
             Inventory                                                    17,003        (571,506)
             Prepaid expenses                                            (93,137)          2,011
             Accounts payable and accrued liabilities                    156,601         490,557
        ------------------------------------------------------------------------------------------
        Net cash used in operating activities                         (4,313,235)     (3,983,744)

Investing activities:
        Purchase of capital assets                                       (88,287)       (297,555)
        Purchase of other asset (note 3)                                (500,000)       (500,000)
        ------------------------------------------------------------------------------------------
        Net cash used in investing activities                           (588,287)       (797,555)

Financing activities:
        Issuance of common shares (note 4)                             4,129,129         259,800
        Repayment of promissory note (note 3)                         (1,450,000)             --
        ------------------------------------------------------------------------------------------
        Net cash provided by financing activities                      2,679,129         259,800

Effect of exchange rate differences on cash
     and cash equivalents                                                (13,763)       (260,637)
--------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                             (2,236,156)     (4,782,136)

Cash and cash equivalents, beginning of period                         2,930,257       9,753,063
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             $   694,101     $ 4,970,927
==================================================================================================
Supplementary information:
        Interest paid                                                $    77,014     $        --
Non-cash investing and financing activities:
        Purchase of other asset through issuance of
           Promissory note (note 3)                                    2,800,000              --
        Purchase of other asset through issuance of
           Common shares                                                      --       1,237,500
         Fair value of agents warrants issued in conjunction
            with private placement                                       206,340              --
==================================================================================================

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Nine months ended April 30, 2002 and 2001

--------------------------------------------------------------------------------

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

      The Company is continuing to develop its products and markets. The Company has incurred recurring operating losses and has a deficit of $36,496,383 as at April 30, 2002. Since 1998, the Company has raised approximately $27,000,000 through nine private placements to fund its operations. The Company requires immediate additional financing to fund its operations and meet its maturing debt obligation. The next principal payment of $450,000, together with accrued interest is due to TRW Inc. by June 28, 2002. The Company is pursuing various alternatives for private placements and public financings to meet its immediate and long-term financial requirements. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Nine months ended April 30, 2002 and 2001

--------------------------------------------------------------------------------

3.    OTHER ASSETS:

      On August 31, 2001, the Company and TRW Inc. entered into an agreement to restructure their strategic alliance. Under the terms of restructuring, SmarTire and TRW agreed to terminate a number of agreements. The Company now has the right to manufacture and sell tire monitoring systems to the original equipment vehicle manufacturers market. Consideration consisted of a promissory note of $2.8 million, carrying an interest rate of 6% per annum plus cash of $500,000. The promissory note is secured by personal property and assets of the Company, including equipment, inventory, accounts receivable, intangibles and other personal property. The principal amount of the note is to be paid in installments accompanied by accrued interest to the date of each payment. The Company made three principal payments, totaling $1,450,000 in the aggregate, together with accrued interest, under the promissory note during the nine months ended April 30, 2002.

      The remaining principal payments are repayable as follows:

      Fiscal 2002    $450,000

      Fiscal 2003    $900,000

      The rights are being amortized over five years on a straight line basis.

                                                 Accumulated           Net book
APRIL 30, 2002                    Cost          amortization              value
--------------------------------------------------------------------------------
Licenses                    $5,037,500              $993,769         $4,043,731
================================================================================

                                                 Accumulated           Net book
JULY 31, 2001                     Cost          amortization              value
--------------------------------------------------------------------------------
License                     $1,737,500              $228,760         $1,508,740
================================================================================


4.    SHARE CAPITAL:

      (a) A summary of fixed stock option transactions and balances during the period ended April 30, 2002 is as follows:

                                                                       Weighted
                                                                        average
                                                           Options     exercise
                                                       Outstanding        price
-------------------------------------------------------------------------------
Balance at July 31, 2001                                 1,458,750       $ 3.20

Options granted                                            326,700         3.09

Options forfeited                                          (32,000)       (3.04)
-------------------------------------------------------------------------------

Balance at April 30, 2002                                1,753,450       $ 3.20
================================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Nine months ended April 30, 2002 and 2001

--------------------------------------------------------------------------------

4.    SHARE CAPITAL (CONTINUED):

      (b) For the nine months ended April 30, 2002, the Company realized net cash proceeds of $4,129,129 from the completion of two separate private placements, both effected pursuant to Regulation S under the Securities Act of 1933. In the first private placement, the Company issued and sold 1,830,000 units for net cash proceeds of $2,955,469. Each unit was issued at a price of $1.70 and consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one of the Company's common shares and is exercisable at a price of: (a) $2.30 if exercised on or before June 30, 2002; (b) $2.80 if exercised after June 30, 2002 and on or before February 28, 2003; and (c) $3.30 if exercised after February 28, 2003 but on or before October 31, 2003, on which date the warrant will expire. Advisors to the private placement were issued 58,100 share purchase warrants exercisable at a price of $1.70. The warrants are exercisable over three years from the date of issuance.

            In the second private placement, the Company issued and sold 750,000 common shares at a price of $1.75 per share for net cash proceeds of $1,173,660. Advisors to the private placement were issued 52,500 share purchase warrants exercisable at a price of $1.75. The warrants are exercisable over three years from the date of issuance.

      (c) As at April 30, 2002, warrants outstanding were exercisable for 2,200,317 (July 31, 2001 - 309,717) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $1.50 to $3.30 per share that expire on various dates until March 26, 2005.

5.    RELATED PARTY TRANSACTIONS:

      During the nine months ended April 30, the Company:

      (a) Paid $115,900 (2001 - $60,616) for consulting services and financing fees on the private sales of its common stock and issued 46,900 share purchase warrants at an exercise price of US $1.70, expiring on January 18, 2005, for financing services to a company in which a director of the Company has significant influence.

      (b) Paid $84,509 (2001 - $66,469) for legal fees to a legal firm in which a director of the Company is a partner.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Nine months ended April 30, 2002 and 2001

--------------------------------------------------------------------------------

6.    CONTINGENT LIABILITY

      A former sales representative has advanced a claim against the company with respect to procuring customer relationships on behalf of the Company. The Company does not believe that any commissions are owing with respect to the services provided by this representative and expects to settle the claim for cash (not exceeding $250,000) and options for the purchase of the Company's common stock. No accrual has been provided in these financial statements for this contingent liability.

7.    SEGMENTED INFORMATION:

      The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Substantially all revenue is derived from sales to North American and European customers. Geographic information is as follows:

      REVENUE FROM EXTERNAL CUSTOMERS

================================================================================
                             Three months ended             Nine months ended
                           April 30,    April 30,       April 30,      April 30,
                              2002         2001            2002           2001
--------------------------------------------------------------------------------
North America              $191,707      $144,501        $426,194       $440,326
Europe                     $ 42,686      $ 27,208        $353,493       $126,865
--------------------------------------------------------------------------------
                           $234,393      $171,709        $779,687       $567,191
================================================================================

      As at April 30, 2002, 72% of the Company's fixed assets were in Canada and 28% were in Europe.

8.    COMPARATIVE FIGURES:

      Certain comparative figures have been reclassified to conform with the financial statement presentation adopted for the current year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the three and nine months ended April 30, 2002 and 2001 should be read in conjunction with the Company's most recent audited annual financial statements, the unaudited interim financial statements attached hereto, and, in each case, the notes thereto.

The Company's consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

The Company was formed to develop and market remote data sensing, transmission and processing products incorporating patented technologies to satisfy emerging market requirements in the transportation industry. Currently the Company is focused on developing and marketing technically advanced tire monitoring systems for the transportation and automotive industries. During the three and nine months ended April 30, 2002, the Company earned revenues primarily from the sale of tire monitoring systems for passenger cars.

The Company completed the development and launch of its second-generation tire monitoring system for the passenger car and light truck market during the fiscal year ended July 31, 2001. The Company is also continuing the development of systems for the commercial, industrial, motorcycle and recreational vehicle markets.

In the year ended July 31, 2001, the United States Government enacted the Transportation Recall Enhancement Accountability and Documentation ("TREAD") Act of 2000. The TREAD Act was implemented to address perceived safety concerns resulting from poor tire maintenance, tread separation and tire blow outs. The Act, among other things, requires that the National Highway Traffic Safety Administration ("NHTSA") develop rules and regulations which require all new passenger cars, light trucks and multipurpose passenger vans sold after November 2003 to have tire monitoring systems that warn drivers if a tire is significantly under-inflated to be installed as standard equipment. The regulation was to be finalized in November 2001 for implementation in 2003.

On May 31, 2002, the NHTSA issued part one of a two-part final ruling. Part one establishes a new Federal Motor Vehicle Safety Standard that requires tire pressure monitoring systems ("TPMS") be installed in passenger vehicles and light trucks to warn the driver when a tire is below specified pressure levels. During the first year of the implementation schedule ending October 31, 2004, at least 10% of each auto manufacturer's total production must be equipped with TPMS. This requirement increases to 35% during the second year, 65% by the third and 100% after October 31, 2006. There are two compliance options that will apply during the period from November 1, 2003 to October 31, 2006. Under the first compliance option, a vehicle's TPMS must alert the driver if one or more tires, up to four tires, is 25% or more under-inflated. Under the second compliance option, a vehicle's TPMS must alert the driver if any of the vehicle's tires is 30% or more under-inflated. The second compliance option was adopted by the NHTSA because indirect TPMS are currently not capable of meeting the stricter four-tire, 25% requirement under the first compliance option, and it was deemed appropriate to permit manufacturers to continue to use current indirect TPMS while they work to improve those systems.

SmarTire's direct measurement TPMS products meet the higher standards of the first compliance option. The NHTSA will be closely monitoring the performance of indirect measurement TPMS under the second compliance option, and the NHTSA will issue the second part of its final ruling on or before March 1, 2005. It is anticipated that this will establish whether indirect measurement will remain an option for the long-term.

With TPMS compliance standards and specifications now defined, the auto manufacturers must proceed with the granting of supply contracts in order to achieve the NHTSA implementation schedule. SmarTire and its strategic partners have developed a joint marketing program designed to exploit the significant product demand that is anticipated to be created by this ruling. Although the superior performance of direct measurement tire pressure monitoring systems may give the Company's products certain marketing advantages, indirect measurement tire pressure monitoring systems will likely benefit from the fact that they are the least expensive way of complying with the TPMS standard for vehicles already equipped with anti-lock braking (ABS) systems. Moreover, it is likely that the performance of indirect measurement tire pressure monitoring systems will continue to improve, although it remains unclear whether they will improve to the point where they would be capable of meeting the standards of the first compliance option specified in part one of the NHTSA's two-part final ruling.

Following the introduction of the TREAD Act, the Company restructured its strategic alliance with TRW Inc. ("TRW"), a major automotive parts supplier. Prior to the restructuring, the strategic alliance included joint engineering and development activities, and granted TRW exclusive marketing and distribution rights for some of the Company's products. In addition, TRW had exclusive rights in the original equipment market to tire monitoring products that it developed jointly with SmarTire, and SmarTire had exclusive rights in the aftermarket. By ending collaboration between the two companies in product development, and by providing that neither company will have exclusive rights to any products, the restructuring effectively provides SmarTire with immediate access to all levels of the global automotive and transportation industries.

During May 2002 the Company entered into a non-binding Memorandum of Understanding with Visteon Corporation to develop and market tire monitoring solutions for vehicle manufacturers. If the Memorandum of Understanding matures into a binding agreement, the two companies plan to offer tire monitoring solutions to global automotive manufacturers for original equipment passenger car applications. The Company and Visteon are currently negotiating a binding agreement based on the Memorandum of Understanding.

The Company is shifting its business and operating focus from small specialty niche markets toward mass-market opportunities in both the passenger car and commercial vehicle markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2002 AND APRIL 30, 2001

Gross revenue for the three months ended April 30, 2002 increased to $234,393 from $171,709 for the three months ended April 30, 2001. This increase in revenue was a result of the following:

Sales of aftermarket passenger car systems increased to $205,235 for the three months ended April 30, 2002 from $67,978 for the three months ended April 30, 2001. This increase is due to sales of $154,412 of the Company's second generation product that was launched at the end of the fiscal year ended July 31, 2001. Sales of OEM passenger car systems decreased to $17,876 for the three months ended April 30, 2002 from $48,203 for the three months ended April 30, 2001 as sales under the Lincoln Continental program of the Company's first generation product were discontinued at the end of December 31, 2001. Sales of the motorsport tire monitoring systems decreased to $11,282 for the three months ended April 30, 2002 from $55,528 for the three months ended April 30, 2001. Motorsport tire monitoring systems are sold through a distributor and are difficult to predict.

Despite the increase in sales for the three months ended April 30, 2002, sales of the Company's second generation products for the three months ended April 30, 2002 are below management's expectations. The primary cause for sales not meeting expectations relates to the delays by the U.S. Government in finalizing the regulations under the TREAD Act which were originally due in November 2001. In particular, the delays in finalizing the regulations have had a significant negative impact on the Company's aftermarket sales. Now that the NHTSA has issued part one of its final ruling under the TREAD Act, the Company anticipates that it's aftermarket segment sales will increase over the course of the next 12 months and beyond. However, it is difficult to predict just how much such sales will increase, and the exact timing of the increase, if any, since the Company's products will continue to face competition from other direct measurement tire pressure monitoring systems manufactured by its competitors. Currently, indirect measurement tire pressure monitoring systems are being used in some OEM applications, but the Company is not aware of any indirect measurement tire pressure monitoring systems which are available as aftermarket products. The Company doubts that indirect measurement tire pressure monitoring technology will be adapted to aftermarket applications during the next 12 months, but technical innovations and developments might make it possible for such products to compete with the Company's aftermarket products in the future.

While the Company and its strategic partners will continue in their efforts to aggressively pursue opportunities to market and sell OEM passenger car tire pressure monitoring systems, the Company anticipates that, until the second part of the NHTSA's final ruling is issued, it will face significant competition in this segment from manufacturers of indirect measurement tire pressure monitoring systems, which are the least expensive way of complying with the TPMS standard for vehicles already equipped with anti-lock braking
(ABS) systems.

Gross margin on product sales decreased to 39% for the three months ended April 30, 2002 from 49% for the three months ended April 30, 2001. The decrease occurred as the product mix of systems sold in 2002 had lower gross margins than the product mix of systems sold in 2001. The gross margins continue to be affected by the reduction in carrying value of first generation product inventory in the 1999 fiscal year. If the write down of inventory had not occurred, gross margins on sales would have been 23% for the three months ended April 30, 2002 compared to 17% for the three months ended April 30, 2001.

Expenses decreased to $1,596,366 for the three months ended April 30, 2002 from $1,617,398 for the three months ended April 30, 2001, as decreases in marketing and engineering, research and development expenses were partially offset by higher general and administrative expenses and depreciation and amortization expense.

Engineering, research and development expenses decreased to $300,547 for the three months ended April 30, 2002 from $408,598 for the three months ended April 30, 2001. The decrease was attributed to lower expenditures on product testing and prototype development due to completion of the Company's second generation passenger car products in the year ended July 31, 2001. Engineering expenditures are expected to increase in the fourth quarter as the Company will initiate design validation testing of its commercial transmitter and motorcycle weatherproof receiver.

Marketing expenses decreased to $358,333 for the three months ended April 30, 2002 from $420,355 for the three months ended April 30, 2001. The decrease was a result of lower advertising and promotion expenditures as well as lower consulting and travel expenditures.

General and administrative expenses increased to $638,777 for the three months ended April 30, 2002 from $633,334 for the three months ended April 30, 2001. The increase was attributed to higher insurance premiums, increased travel and higher wage expenditures. This increase was partially offset by lower bad debts and investor relations costs. General and administration expenses are expected to increase in the fourth quarter due to higher investor relations costs.

Depreciation and amortization expense increased to $298,709 for the three months ended April 30, 2002 from $155,102 for the three months ended April 30, 2001 due to the amortization of other assets acquired in December 2000 and August 2001. Depreciation and amortization expense is expected to remain at its current level for the foreseeable future.

Interest expense of $39,038 was incurred during the three months ended April 30, 2002 mainly due to interest on a promissory note created as part of the consideration for restructuring the strategic relationship with TRW Inc. as described under Liquidity and Capital Resources.

Interest income of $3,310 was earned for the three months ended April 30, 2002 as compared to $71,663 for the three months ended April 30, 2001. This decrease was due to lower average cash balances maintained and lower interest rates during the current fiscal period.

NINE MONTHS ENDED APRIL 30, 2002 AND APRIL 30, 2001

Gross revenue for the nine months ended April 30, 2002 increased to $779,687 from $567,191 for the nine months ended April 30, 2001. This increase in revenue was a result of the following:

Sales of aftermarket passenger car systems increased to $605,371 for the nine months ended April 30, 2002 from $301,803 for the nine months ended April 30, 2001. This increase is due to sales of $453,258 of the Company's second generation product that was launched at the end of the fiscal year ended July 31, 2001. Sales of OEM passenger car systems increased to $125,651 for the nine months ended April 30, 2002 from $119,791 for the nine months ended April 30, 2001 due to sales of $82,258 of the Company's second generation product. Sales under the Lincoln Continental program of the Company's first generation product were discontinued at the end of December 31, 2001. Sales of the motorsport tire monitoring systems decreased to $48,665 for the nine months ended April 30, 2002 from $145,597 for the nine months ended April 30, 2001. Motorsport tire monitoring systems are sold through a distributor and are difficult to predict.

Despite the increase in sales for the nine months ended April 30, 2002, sales of the Company's second generation products for fiscal 2002 are below management's expectations. The primary cause for sales not meeting expectations relates to the delays by the U.S. Government in finalizing the regulations under the TREAD Act which were originally due in November 2001. In particular, the delays in finalizing the regulations have had a significant negative impact on the Company's aftermarket sales. Now that the NHTSA has issued part one of its final ruling under the TREAD Act, the Company anticipates that its aftermarket segment sales will increase over the course of the next 12 months and beyond. However, it is difficult to predict just how much such sales will increase, and the exact timing of the increase, if any, since the Company's products will continue to face competition from other direct measurement tire pressure monitoring systems manufactured by its competitors.

Gross margin on product sales decreased to 32% for the nine months ended April 30, 2002 from 59% for the nine months ended April 30, 2001. The decrease occurred as the product mix of systems sold in 2002 had lower gross margins than the product mix of systems sold in 2001. The gross margins continue to be affected by the reduction in carrying value of first generation product inventory in the 1999 fiscal year. If the write down of inventory had not occurred, gross margins on sales would have been 19% for the nine months ended April 30, 2002 compared to 17% for the nine months ended April 30, 2001.

Expenses increased to $5,390,975 for the nine months ended April 30, 2002 from $4,996,888 for the nine months ended April 30, 2001, as increases in engineering, research and development expenses and depreciation and amortization expense were partially offset by lower marketing and general and administration expenses.

Engineering, research and development expenses increased to $1,392,464 for the nine months ended April 30, 2002 from $1,207,796 for the nine months ended April 30, 2001. The increase was attributed primarily to a $500,000 expenditure for non-recoverable development costs incurred with a key component supplier for future product development activities. This expenditure was a non-recurring expense with this key component supplier. While the Company expects its engineering, research and development expenses for the near future will be more consistent with the expenses during the nine months ended April 30, 2001, the nature of the Company's activities could result in future non-recurring expenditures. The Company also incurred higher wage expenditures. The increase was partially offset by lower expenditures on consulting fees and on product testing and prototype development due to completion of the Company's second generation passenger car products in the year ended July 31, 2001.

Marketing expenses decreased to $1,144,358 for the nine months ended April 30, 2002 from $1,389,713 for the nine months ended April 30, 2001. The decrease was a result of lower advertising and promotion expenditures as well as lower travel, consulting, and trade show expenditures. Trade show expenses decreased as the Company did not attend the SEMA trade show in fiscal 2002 as it did in fiscal 2001 and the expenses for the nine months ended April 30, 2001, included costs associated with attending the Automechanika trade show, which is held in Europe every two years. This decrease is partially offset by the cost of market research associated with entry into the OEM automotive market.

General and administrative expenses decreased to $2,017,246 for the nine months ended April 30, 2002 from $2,100,760 for the nine months ended April 30, 2001. The decrease was attributed to a recovery of a bad debt and lower travel, investor relations, computer and office costs. This decrease was partially offset by higher insurance premiums and wage expenditures.

Depreciation and amortization expense increased to $836,907 for the nine months ended April 30, 2002 from $298,619 for the nine months ended April 30, 2001 due to the amortization of other assets acquired in December 2000 and August 2001. Depreciation and amortization expense is expected to remain at its current level for the foreseeable future.

Interest expense of $104,010 was incurred during the nine months ended April 30, 2001 mainly due to interest on a promissory note created as part of the consideration for restructuring the strategic relationship with TRW Inc. as described under Liquidity and Capital Resources.

The Company earned interest income of $17,084 for the nine months ended April 30, 2001 as compared to $316,820 for the nine months ended April 30, 2001. This decrease was due to lower average cash balances maintained and lower interest rates during the current fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires immediate additional financing to fund its operations and meet its maturing debt obligation. The next principal payment of $450,000, together with accrued interest, under the promissory note is due to TRW Inc. by June 28, 2002. The Company is pursuing various alternatives for private placements and public financings to meet its immediate and long-term financial requirements. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, the Company will be forced to default on its promissory note due to TRW Inc., and it will not be able to meet its other obligations as they become due.

The Company has financed its activities primarily through the issuance and sale of securities. The Company has incurred net operating losses in each year since inception. Its net loss for the three-month period ended April 30, 2002 was $1,507,165, compared to $1,376,345 for the three month period ended April 30, 2001; for the nine-month periods ending on these dates, the net losses were, respectively, $5,208,958 and $4,229,712. As of April 30, 2002, the Company had an accumulated deficit of $36,496,383, stockholders' equity was $4,913,552 and the Company had working capital of $247,089.

The Company's cash position at April 30, 2002 was $694,101 as compared to $2,930,257 at July 31, 2001. This decrease was due to the net of the Company's operating, financing and investing activities described below.

The Company's net loss of $5,208,958 for the nine-month period ended April 30, 2002 includes non-cash charges of $836,907 for depreciation and amortization, $15,069 for compensation expense and $43,747 due to changes in non-cash working capital.

For the nine months ended April 30, 2002, the Company realized net proceeds of $4,129,129 from the completion of two separate private placements, both effected pursuant to Regulation S under the Securities Act of 1933. In the first private placement, the Company issued and sold 1,830,000 units. Each unit was issued at a price of $1.70 and consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one of the Company's common shares and is exercisable at a price of: (a) $2.30 if exercised on or before June 30, 2002; (b) $2.80 if exercised after June 30, 2002 and on or before February 28, 2003; and (c) $3.30 if exercised after February 28, 2003 but on or before October 31, 2003, on which date the warrant will expire. In the second private placement, the Company issued and sold 750,000 common shares at a price of $1.75 per share. Net proceeds were used for debt repayment and working capital.

On August 31, 2001 the Company and TRW restructured certain agreements entered into in 1998, and as amended in 2000, between the companies. The Company is paying consideration of $3.3 million in cash and debt for this transaction. Of this amount, $500,000 was paid at closing. The balance of $2.8 million is evidenced by a promissory note dated August 31, 2001, bears interest at the rate of 6% per annum, and is secured by, substantially all of the Company's personal property. The principal amount of the note is to be paid in installments accompanied by accrued interest to the date of each payment. Principal repayments of $1.9 million are repayable in the 2002 fiscal year and $900,000 is repayable in the 2003 fiscal year. The Company made three principal payments, totaling $1,450,000 in the aggregate, together with accrued interest, under the promissory note during the nine months ended April 30 2002.

During the nine-month period ended April 30, 2002, the Company also purchased certain capital assets at an aggregate cost of $88,287.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has received a demand letter from one of its former sales representatives. The representative has asserted a variety of claims against the Company, including that he was the procuring cause of one or more customer relationships for which he was not paid a commission. The Company believes that it has meritorious defenses to each of the claims. Although no complaint has been filed in any jurisdiction, the Company has been negotiating a settlement with this former sales representative. There is no guarantee that a final settlement will be reached. However, at this time, the Company expects to enter into a settlement and release agreement with this sales representative. The terms of the agreement remain the subject of negotiations, but without admitting liability, the Company expects to enter into a settlement that will involve the cash payment by the Company of less than $250,000 and the issuance of certain options for the purchase of the Company's common stock.



ITEM 2. CHANGES IN SECURITIES


On February 13, 2002, the Company issued warrants for the purchase of 11,200 common shares to a non-U.S. person in an offshore transaction pursuant to an exemption from registration as provided by Regulation S under the Securities Act of 1933 ("Regulation S"). The warrants were issued in payment of a finder's fee related to the sale of units to non-U.S. persons pursuant to Regulation S between November 8, 2001 and January 8, 2002. Each warrant entitles the holder to purchase one common share of the Company at an exercise price of $1.70 until February 13, 2005, on which date the warrant will expire.

On March 26, 2002, the Company issued 750,000 common shares at a price of $1.75 to a non-U.S. person in an offshore transaction pursuant to Regulation S. The Company also issued warrants for the purchase of 52,500 common shares of the Company to a non-U.S. person in an offshore transaction pursuant to Regulation
S. The warrants were issued in payment of a finder's fee related to the sale of the common shares. Each warrant entitles the holder to purchase one common share of the Company at an exercise price of $1.75 until March 26, 2005, on which date the warrant will expire.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS:


          (10) Material Contracts
              10.1 Form of private placement subscription agreement between the
                   Company and purchasers of securities in the Company's first private placement completed in January 2002
              10.2 Advisory fee payment and subscription agreement between the
                   Company and West Sussex Trading, Inc. dated January 17, 2002 related to partial consideration paid under the Company's private placement completed in January 2002
              10.3 Advisory fee payment and subscription agreement between the
                   Company and Seraph Capital AG dated February 12, 2002 related to partial consideration paid under the Company's private placement completed in January 2002
              10.4 Private Placement subscription agreement between the Company and West LB Panmure Limited dated March 21, 2002 related to the Company's March 2002 private placement
              10.5 Advisory fee payment and subscription agreement between the
                   Company and Seraph Capital AG dated March 26, 2002 related to partial consideration paid under the Company's March 2002 private placement

(b)       Reports of Form 8-K - Three months ended April 30, 2002

          None

                                   SIGNATURES

     In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SMARTIRE SYSTEMS INC.
                                       --------------------------
                                              (Registrant)

Date    June 14, 2002                  /s/ ROBERT V. RUDMAN
    --------------------               ---------------------------
                                       Robert V. Rudman
                                       Director, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

Date    June 14, 2002                  /s/ JEFF FINKELSTEIN
    --------------------               ---------------------------
                                       Jeff Finkelstein
                                       Controller