Form 10KSB/A
period 2001-07-31
SMARTIRE SYSTEMS INC
filed 2002-08-19
CIK 1057293

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A

                                  AMENDMENT 2

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

     At July 31, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, was $22,777,185.

     The number of shares outstanding of the Company's common stock at July 31, 2002 was 18,711,369.

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

    10.19  License agreement dated August 31, 2001 between the Company and TRW
           Inc.**

    10.20  License agreement dated August 31, 2001 between TRW Inc. and the
           Company**

    10.21  Secured Promising note dated August 31, 2001 between the Company and
           TRW Inc.**

    10.22  Settlement and Release agreement dated August 31, 2001 between the
           Company and TRW Inc.**

    10.23  Termination agreement dated August 31, 2001 between the Company and
           TRW Inc.*

    11.1   Computation of Earnings Per Share**

 * Portions of the agreement have been redacted pursuant to a confidential treatment request under the Freedom of Information Act.

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