Form 10KSB
period 2002-07-31
SMARTIRE SYSTEMS INC
filed 2002-10-25
CIK 1057293

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 10-KSB

(MARK ONE)

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

          FOR THE FISCAL YEAR ENDED JULY 31, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ________________ TO ___________________

                         COMMISSION FILE NUMBER 0-29248

                              ---------------------


                              SMARTIRE SYSTEMS INC.
                 (Name of small business issuer in its charter)

                              ---------------------


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

                                  COMMON STOCK

                              (TITLE OF EACH CLASS)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $1,012,344

     At September 30, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, was $20,294,821.

     The number of shares outstanding of the Company's common stock at September 30, 2002 was 18,711,369.

     Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

================================================================================

INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART I

Item 1.     Description of Business                                            2

Item 2.     Description of Property                                           18

Item 3.     Legal Proceedings                                                 18

Item 4.     Submission of Matters to a Vote of Security Holders               18


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters          18

Item 6.     Management's Discussion and Analysis or Plan of Operation         19

Item 7.     Financial Statements                                              23

Item 8.     Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure                                          24


PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                 24

Item 10.    Executive Compensation                                            28

Item 11.    Security Ownership of Certain Beneficial Owners
            and Management                                                    32

Item 12.    Certain Relationships and Related Transactions                    34

Item 13.    Exhibits and Reports on Form 8-K                                  34

Item 14.    Controls and Procedures                                           35


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

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

SmarTire Systems Inc. (together with its subsidiaries, the "Company" or "SmarTire") is engaged in developing and marketing technically advanced tire monitoring systems designed for improved vehicle safety, performance, reliability and fuel efficiency. During the fiscal year ended July 31, 2002, the Company earned revenues primarily from the sale of tire monitoring systems for passenger cars. The Company's corporate offices are located at #150 - 13151 Vanier Place, Richmond, British Columbia, Canada, V6V 2J1. The Company's telephone number is (604) 276-9884.

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

SmarTire has three wholly-owned subsidiaries: SmarTire Technologies Inc., SmarTire USA Inc. and SmarTire (Europe) Limited. SmarTire Technologies Inc., formerly Delta Transportation Products Ltd., was the original developer of the Company's patented technology. SmarTire USA Inc. was incorporated under the laws of Delaware in May of 1997 as the exclusive marketing agency for SmarTire in North America. SmarTire (Europe) Limited was incorporated in the United Kingdom on February 25, 1998 as the Company's exclusive sales and distribution operation for Europe. SmarTire (Europe)'s head office is located at Park 34, Southmead Industrial Park, Didcot, Oxfordshire, England, OX11 7WB.

On April 20, 1998, the Company established a strategic alliance with TRW Inc. ("TRW"), a large U.S.-based automotive parts supplier. The strategic alliance was founded on four agreements between the parties: an Equity Agreement, a Cooperation Engineering Agreement, an Original Equipment Manufacturer ("OEM") License Agreement and a Manufacturing Agreement. The agreements provided for joint engineering and development activities between the parties, and TRW was granted exclusive marketing and distribution rights for some of the Company's products. In addition, TRW had exclusive rights in the original equipment market for any tire monitoring products that it developed jointly with the Company, and the Company had exclusive rights in the aftermarket.

In late 1998, the Company and TRW teamed with SensoNor ASA ("SensoNor") in the successful development of an Application Specific Integrated Sensor (ASIS) for passenger car and light truck tire monitoring. SensoNor, based in Horten, Norway, is a producer of sensors for automotive applications.

On December 2, 1999, the Company announced it had finalized a licensing agreement with Transense Technologies plc of Oxfordshire, England, pursuant to which the Company was granted a non-exclusive, worldwide right to develop and market Transense's Surface Acoustic Wave (SAW) technology for use in tire monitoring. Transense researches, develops and markets the use of its patented SAW technology in the automotive industry.

On December 10, 1999, the Company announced that it had entered into an agreement to develop valve stem designs and tire monitoring electronic packaging for new market applications and new tire monitoring technologies with Alligator Ventilfabrik GmbH. Based in Giengen, Germany, Alligator Ventilfabrik GmbH is a producer of valve stems that allow the attachment of tire monitoring sensors inside the tire.

On December 15, 1999, the Company announced that it had entered into a development/supply agreement with SensoNor. SensoNor and the Company also agreed to develop an ASIS for commercial vehicle tire monitoring applications.

The Company completed the development and launch of its second-generation tire monitoring system for the passenger car and light truck market during the fiscal year ended July 31, 2001, and has recently launched a tire monitoring system for motorcycles. The Company is also continuing the development of systems for the commercial, industrial and recreational vehicle markets. The Company anticipates that systems for these markets will be ready for sale in fiscal 2003.

Effective August 31, 2001, the Company restructured its strategic alliance with TRW. The two companies agreed to cancel most of the agreements that were entered into in 1998; however, TRW retained its equity position in the Company. By ending collaboration between the two companies in product development, and by providing that neither company will have exclusive rights to any products, the restructuring effectively provided the Company with immediate access to all levels of the global automotive and transportation industries.

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

GOVERNMENT REGULATIONS

The Company's products are subject to regulation by the government agencies responsible for radio frequencies in each country that the Company's tire monitoring systems will be sold. For example, in the United States approval must be received from the Federal Communications Commission for each product. Some countries require additional governmental approvals in certain circumstances. For example, in the United Kingdom, all electronic equipment to be installed in emergency and police vehicles must be approved by the Vehicle Installation Development Group, a governmental body. And, as a practical matter, certain non-governmental approvals may be necessary for market acceptance of the Company's products in certain countries. For example, the approval of TUV (a highly regarded independent testing company) is considered necessary to market the Company's tire monitoring system in Germany.

The Company believes it has all of the necessary governmental approvals for its current tire monitoring systems in its intended market countries. As each new tire monitoring product is introduced to the market, the Company will apply for necessary approvals for the new products.

In the fiscal year ended July 31, 2001, the United States Government enacted the Transportation Recall Enhancement Accountability and Documentation ("TREAD") Act of 2000. The TREAD Act was implemented to address perceived safety concerns resulting from poor tire maintenance, tread separation and tire blowouts. The Tread Act, among other things, requires that the National Highway Traffic Safety Administration ("NHTSA") develop rules and regulations which require all new passenger cars, light trucks and multipurpose passenger vans sold after November 2003 to have tire monitoring systems installed as standard equipment. The tire monitoring systems must be capable of warning drivers if a tire is significantly under-inflated. The regulation was to be finalized in November 2001 for implementation in 2003.

In July 2001, the NHTSA published and circulated a Notice of Proposed Rule Making which included provisions related to the tire monitoring requirements of the TREAD Act. The Notice of Proposed Rule Making outlined the parameters of systems that the NHTSA would consider compliant with the legislation and the proposed periods for complying with the regulations. Two forms of tire monitoring technologies were to be considered:

1) Direct tire monitoring technologies are based on dedicated sensor/transmitters located within the cavity of the tire that are usually mounted on the wheel. The transmitter monitors and measures contained air pressure and temperature within each tire and transmits this information to a receiver located in or around the instrument panel of the vehicle. The Company's products are an example of a direct system.

2) Indirect tire monitoring technologies typically work with the vehicle's anti-lock brake system (ABS). Most indirect tire pressure monitoring systems compare each wheel's rotational speed with the rotational speed of other wheels. If one tire becomes significantly under-inflated while the others remain at proper pressure, the indirect system eventually detects the problem because that wheel's rotational speed is on average slightly higher than that of other wheels.

In the Notice of Proposed Rule Making, the NHTSA concluded that direct measurement systems have major advantages over indirect systems as they:

    o actually measure the pressure in each tire and can detect when any tire or combination of tires is under-inflated, including when all tires are under-inflated,

    o    operate while the vehicle is stationary,

    o are highly accurate and can detect small pressure losses, some even as low as 1 pound per square inch,

    o provide full time monitoring even when the vehicle is driven on bumpy roads, has mismatched tires or has a tire out of balance or alignment,

    o do not need substantial time to calibrate the system and reduce the very real possibility for human error, and

    o    can tell the operator which tire is under-inflated.

On May 31, 2002, the NHTSA issued part one of a two-part final ruling. Part one establishes a new Federal Motor Vehicle Safety Standard that requires tire pressure monitoring systems be installed in passenger vehicles and light trucks to warn the driver when a tire is below specified pressure levels. During the first year of the implementation schedule, ending October 31, 2004, at least 10% of each auto manufacturer's total production must be equipped with tire pressure monitoring systems. This requirement increases to 35% during the second year, 65% by the third and 100% after October 31, 2006.

There are two compliance options that will apply during the period from November 1, 2003 to October 31, 2006. Under the first compliance option, a vehicle's tire pressure monitoring system must alert the driver if one or more tires, up to four tires, is 25% or more under-inflated. Under the second compliance option, a vehicle's tire pressure monitoring system must alert the driver if any of the vehicle's tires is 30% or more under-inflated. The second compliance option was adopted by the NHTSA because indirect tire pressure monitoring systems are currently not capable of meeting the stricter four-tire, 25% requirement under the first compliance option, and it was deemed appropriate to permit manufacturers to continue to use current indirect tire pressure monitoring systems while they work to improve those systems.

The Company's direct measurement tire pressure monitoring system products meet the higher standards of the first compliance option. The NHTSA has announced that it will be closely monitoring the performance of indirect measurement tire pressure monitoring systems under the second compliance option, and the NHTSA will issue the second part of its final ruling on or before March 1, 2005. It is anticipated that this will establish whether indirect measurement will remain as an option for the long-term.

With tire pressure monitoring system compliance standards and specifications now defined, the Company believes that auto manufacturers must proceed with the granting of supply contracts in order to achieve the NHTSA implementation schedule. The Company and its strategic partners have developed a joint marketing program designed to exploit the significant product demand that is anticipated to be created by this ruling.

Although the superior performance of direct measurement tire pressure monitoring systems may give the Company's products certain marketing advantages, indirect measurement tire pressure monitoring systems will likely benefit from the fact that they are the least expensive way of complying with the tire pressure monitoring system standard for vehicles already equipped with anti-lock braking
(ABS) systems. Moreover, it is likely that the performance of indirect measurement tire pressure monitoring systems will continue to improve, although it remains unclear whether they will improve to the point where they would be capable of meeting the standards of the first compliance option specified in part one of the NHTSA's two-part final ruling.

STRATEGIC RELATIONSHIPS

The Company's strategy includes the establishment of alliances to assist in the development and marketing of its products and technologies. Key strategic alliances include:

(a)      Visteon Corporation

              Memorandum of Understanding to develop and market tire monitoring solutions for vehicle manufacturers.

(b)      SensoNor ASA

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

The Company expects to develop new strategic corporate partnerships or alliances with original equipment manufacturers, major tier one auto parts suppliers, tire manufacturers and aftermarket retailers.

PRODUCT DEVELOPMENT

The Company's technology provides drivers with real time information regarding tire pressure and temperature changes. This information provides the consumer and commercial markets with improved vehicle safety, performance and fuel economy. The Company's products have been engineered and designed for universal application. The sensor/transmitter can be installed on virtually any tire and wheel combination. Each sensor/transmitter contains a custom computer chip and the Company's core radio frequency ("RF") technology.

The Company's technology features a custom developed ASIS that forms a single micro-electronic package containing pressure and temperature sensing elements and a digital logic state machine that functions as the brains of the sensor/ transmitter. This chip is robust in design, optimizes battery life and provides various modes of sensing and communicating, which ensure faster transmission of data when problems occur. Packaged on a miniaturized circuit board with the ASIS are various components and SmarTire's RF technology. The RF technology transmits the data through the exterior of the tire and wheel.

The Company's products feature transmitter options providing different installation choices for various automotive applications. A strap-mounted transmitter attached to the wheel offers the most universal installation for a wide range of tire and wheel assemblies. A valve mounted transmitter attached to the base of the valve offers an adjustable, secure in-tire installation for specific wheel/rim profiles. Once installed, the sensor/transmitters do not require ongoing maintenance. The sensor/transmitters are coupled with modular options for in-vehicle display. The Company has developed three display options for the aftermarket (basic, integrated full function and remote full function) as well as telltale lights, switch blanks and digital displays for original equipment and port of entry applications.

The Company has recently developed OEM passenger car solutions to support the high level of demand that the Company's management anticipates from potential customers in this market sector. The OEM transmitter features a 50% size and weight reduction over SmarTire's current second-generation transmitter, as well as innovative new mounting options including bonding directly to the rim as well as a more innovative valve mount approach. Product costs have been reduced to meet or exceed OEM price targets in high volume. The Company is targeting introduction of these products into the OEM market during the 2004 fiscal year.

The Company has also developed and is currently marketing a motorcycle system solution. This solution features a weather resistant receiver, strap mounted transmitters and a dual light warning display. All testing has successfully been completed.

The Company is currently field testing a second-generation commercial vehicle tire monitoring system using a new high-pressure transmitter. The new commercial vehicle product will handle tire pressure up to 150 pounds per square inch and is being designed for use on all trucks including Class 8 tractor-trailers. This high-pressure transmitter can also be used in recreational vehicle and motor home applications as well as in off-the-road heavy industrial applications. The Company is targeting completion and introduction into the market of the commercial vehicle system during the 2003 fiscal year.

In 2003 the Company is accelerating development efforts targeted specifically at commercializing sensors that do not require batteries.

MARKETING

SmarTire USA and SmarTire (Europe) have been established to carry out the marketing of the Company's products. The initial objective of SmarTire USA and SmarTire (Europe) was to establish a distribution network for the automotive aftermarket. A co-objective of establishing this network has been to train and certify dealers and retailers to install the SmarTire system. The Company had anticipated that the launch of the next generation of passenger car tire monitoring systems would build upon this distribution network.

The Company has substantially changed its marketing strategy based upon the enactment of the TREAD Act and the Company's restructuring of its strategic alliance with TRW. The Company expects that, as tire monitoring becomes standard equipment for new passenger vehicles in the United States over the next few years, demand for tire monitoring systems as dealer installed options and aftermarket products will eventually decline. The Company's current strategy involves generating short-term revenue from products available to meet today's after market demand combined with the pursuit of OEM business.

With the implementation of the TREAD Act, the Company expects that demand for tire monitoring technology will be initiated by the big three U.S. automakers:
General Motors, DaimlerChrysler and Ford. Some European automotive groups have already used tire monitoring as a means to add value and differentiate models. Due to the large volume of import vehicles to the U.S., it is expected that the thirty different automakers in Europe plus the twelve from Asia will meet the TREAD Act requirements for North America. Adding tire monitoring to domestic European and Asian vehicles would trigger a much larger demand for tire monitoring than was anticipated prior to introduction of the TREAD Act.

The Company's marketing strategy will be to focus on sales for original equipment applications. In approaching the OEM market, the Company expects to be a key subcomponent supplier. The Company expects to pursue two levels of entry. The first will be the OEMs themselves, while the second will be systems integrators or Tier One suppliers. These Tier One suppliers produce systems and subsystems for the OEMs. Given that there are already RF based systems either on or available to most new car platforms, the Company does not expect to be competitive in placing receivers within new vehicles. However, the Company expects to capitalize on its sensor and RF expertise to supply transmitters to the OEM, the Tier One supplier, or a Tier One supplier as directed by the OEM. On certain platforms, the Company may be successful in providing fully-integrated tire monitoring solutions.

While the Company expects that the greatest demand for tire monitoring in the U.S. will be at the OEM level for passenger vehicles and commercial vehicles, the Company will continue to market its products through installation at either the new car dealer or port of entry level. The Company refers to this opportunity as car accessory programs or motorcycle accessory programs ("CAPs" or "MAPs"). CAPs and MAPs may be used to provide an OEM quality product that is not installed at the factory. CAPs and MAPs opportunities also exist in Europe due to the number and diversity of automakers. It is expected that CAPs and MAPs will provide a longer-term opportunity in Europe.

During the fiscal year ended July 31, 2001 the Company completed development of its second-generation products and released its line of products for sale into the aftermarket. In September 2002, the Company introduced its motorcycle tire monitoring system for sale into the aftermarket. The aftermarket consists of retailers, including tire retailers, automotive electronic stores and accessory shops, which sell products directly to consumers. The aftermarket opportunity currently consists of a niche market in the enthusiast and performance vehicle segment. To access this niche, the Company has worked to establish a wholesale distribution network in Europe, while in North America the Company has sought to work directly with major retail distributors.

COMPETITION

As a whole, the tire monitoring industry is still in its early stages. There have been very few products available in the market. Tire monitoring products can generally be divided among two basic types, direct technology and indirect monitoring technologies. As described in the NHTSA's report discussed in the "Government Regulations" section, direct tire monitoring, such as the Company's products, currently provide substantial advantages over indirect monitoring technology. However, several of the Company's competitors and potential competitors have long and established relationships with automobile manufacturers and OEM suppliers, which may make it difficult for the Company to compete in the OEM market. Additionally, automobile manufacturers may elect to develop their own systems to comply with the TREAD Act.

The Company's main competitors with respect to direct tire monitoring systems include the following:

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

German based BERU acquired Doduco and its tire monitoring technology. The company is presently working with and approved by the consortium of five German vehicle manufacturers. To the Company's knowledge, the system requires the use of transmitters attached to the valve stem (inside the tire/wheel assembly), receiving antennas at each of the wheel wells, wiring harness for conveying data to the receiver and some form of in-dash display. This system has been developed for the OEM market only.

Pacific Industrial Co. Ltd., a Japanese company, has developed a product that measures the air pressure in each tire and sends the data to a receiver mounted inside a vehicle. The products are available on a few Asian vehicles and, to date, are not commercially available in North America. The Company believes that the Pacific products resemble the BERU approach to tire monitoring with additional antennas and wiring harnesses.

TRW is a producer of safety and security systems for the global automotive market. It supplies advanced technology products and services to the aerospace, information systems and automotive markets. From December 1998 to August 2001, the Company and TRW jointly developed advanced tire monitoring technology and each has access to this technology, which encompasses the Company's current products. During this period, the two companies developed a common ASIS chip for existing products. The Company believes that TRW's tire monitoring product has not been released into production.

Siemens Automotive merged with Atecs Mannesmann AG to create Siemens Automotive AG, a large supplier of high-tech automotive electronic systems. The combined company's product portfolio focuses on electronic modules and systems including ABS and airbag electronics. With the advent of the TREAD Act, the Company expects Siemens to enter the tire monitoring market and become a major supplier over time.

In addition to the systems mentioned above, the NHTSA also tested two other wireless tire monitoring systems. Cycloid Co. developed one system and Fleet Specialties Co. developed the other. The information obtained from the NHTSA indicates that both of these systems are still in the prototype stage.

There are several indirect or ABS systems, either available on the market or in prototype stages. To the knowledge of the Company's management, none of these systems currently meet the proposed guidelines set out in the NHTSA's Notice of Proposed Rule Making. Given the substantial advantages of direct monitoring technology, the Company does not believe that indirect monitoring technology will be a significant competitor in the short term. However, it is likely that the performance of indirect measurement tire pressure monitoring systems will continue to improve, and they will likely benefit from the fact that they are the least expensive way of complying with the tire pressure monitoring system standard for vehicles already equipped with anti-lock braking (ABS) systems.

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

RAW MATERIALS AND PRINCIPAL SUPPLIERS

The Company contracts the manufacture of its products to third parties. These manufacturers normally provide turnkey operations whereby the manufacturer is responsible for purchasing the component parts for the Company's tire monitoring system. The Company also purchases component parts on its own account for engineering and prototype development purposes. Certain of the components and raw materials used in the Company's products are difficult to obtain and/or require purchase commitments far in advance of the manufacturing date. At present, the Company's relationships with its current suppliers are generally good and the Company expects that the suppliers will be able to meet the anticipated demands for the Company's products through fiscal year 2004.

DEPENDENCE ON CERTAIN CUSTOMERS

Due to the early stage development of the market for tire monitoring systems in general and for the Company's tire monitoring products, the Company is still dependent on major customers. During the year ended July 31, 2002 the Company earned 33% of its revenue from two major customers. It is expected that this dependence will be reduced as the Company's sales increase.

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

United States Patent 5,285,189 addresses the technology in the abnormal tire condition warning system. It was issued on February 8, 1994 and expires February 8, 2011. The Company purchased this patent from Epic Technologies, Inc. in December 1996.

United States Patent 5,335,540 addresses the technology in the tire monitoring product. It was issued on August 9, 1994 and expires August 9, 2011.

United States Patent 5,559,484 addresses certain technology in a data logging tire monitor with condition predictive capabilities and integrity checking. It was issued on September 24, 1996 and expires September 24, 2013. The Company purchased this patent from Epic Technologies, Inc. in December 1996.

United States Patent 5,945,908 addresses certain other technology in a data logging tire monitor with condition predictive capabilities and integrity checking. It was issued on August 31, 1999 and expires on August 31, 2016. The Company purchased this patent from Epic Technologies, Inc. in December 1996.

United States Patent 4,653,445 addresses the technology in an Engine Protection System ("EPS") product. It was issued on March 31, 1987 and expires March 31, 2004.

United States Patent 6,357,883 addresses the technology for a wheel component with a cavity for mounting a housing for measurement apparatus. It was issued on March 19, 2002 and expires March 19, 2019.

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

Effective August 31, 2001 the Company restructured its strategic alliance with TRW. As part of the restructuring, the Company received a royalty-free license from TRW to utilize technology developed during the term of the Cooperative Engineering Agreement that is patented, now or in the future, by TRW. The Company has granted a parallel royalty-free license to TRW.

RESEARCH AND DEVELOPMENT

The following is the amount spent during each of the last three fiscal years on research and development activities:

2002 - $1,727,606
2001 - $1,485,874
2000 - $1,416,992

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

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

At July 31, 2002, the Company had 46 full-time employees, 10 of whom are in marketing, 21 of whom are in engineering, research and development and 15 of whom are administrative and executive personnel. There is no collective bargaining agreement in place.

RISK FACTORS

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements in this Form 10-KSB.

THE COMPANY REQUIRES IMMEDIATE FINANCING IN ORDER TO CONTINUE IN BUSINESS AS A GOING CONCERN, THE AVAILABILITY OF WHICH IS UNCERTAIN.

The Company requires immediate additional financing to fund its operations and meet its overdue and maturing debt obligation.

In connection with the restructuring of the Company's agreements with TRW effective August 31, 2001, the Company agreed to pay consideration of $3.3 million in cash and debt to TRW. Of this amount, $500,000 was paid at closing. The balance of $2.8 million is evidenced by a promissory note dated August 31, 2001, is secured by substantially all of the Company's personal property, and bears interest at the rate of 6% per annum. The Company made three principal payments, totaling $1,450,000 in the aggregate, together with accrued interest, under the promissory note during the nine months ended April 30, 2002. On October 7, 2002 the Company paid TRW $250,000. TRW granted the Company an extension to make the balance of the principal payment as follows: $650,000 by October 31, 2002 and $450,000 by December 13, 2002.

The Company is pursuing various financing alternatives to meet its immediate and long-term financial requirements. As of October 25, 2002, the Company does not have the ability to make the October 31 payment to TRW. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. In addition, any additional equity financing may involve substantial dilution to the Company's stockholders. If the Company fails to raise sufficient financing to meet its immediate cash needs, and it defaults on its debt obligations to TRW, TRW would be in a position to realize upon its security interest in the Company's personal property. In such event, the Company will be forced to scale down or perhaps even cease the operation of its business.

THE COMPANY IS CURRENTLY IN VIOLATION OF THE NASDAQ LISTING REQUIREMENTS BECAUSE THE MAJORITY OF THE MEMBERS OF ITS AUDIT COMMITTEE ARE NOT INDEPENDENT AND SUCH VIOLATION COULD RESULT IN THE COMPANY'S SHARES BEING DELISTED FROM NASDAQ.

At the present time, the Company's Audit Committee is comprised of Mr. Robert Rudman, Mr. Bill Cronin, and Mr. John Bolegoh. Only Bill Cronin meets the independence requirements for members of the audit committee as required by Nasdaq. The Company is in the process of identifying appropriate independent candidates for the board of directors. The Company expects that such candidates will be identified and nominated for election at the Company's annual meeting of shareholders in December 2002. If such candidates are elected, the Audit Committee will be comprised solely of independent directors.

Until such time, the Company will be in violation of the Nasdaq listing requirements. Such violations subject the Company to delisting from the Nasdaq SmallCap Market.

Additionally, the independence requirements are intended to provide independent oversight of the Company's financial statements and financial reporting process. The Company believes that its financial reporting process is appropriate and that the financial statements included with this report fairly and accurately reflect the financial position of the Company. However, due to the composition of the Company's Audit Committee, an independent committee, as required by the Nasdaq listing requirements, has not made this determination.

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND FLUCTUATING OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through July 31, 2002, the Company has incurred aggregate losses of $38,116,601. The Company's loss from operations for the fiscal year ended July 31, 2002 was $6,829,176. There is no assurance that the Company will operate profitably or will generate positive cash flow in the future. In addition, the Company's operating results may be subject to significant fluctuations due to many factors not within its control, such as the unpredictability of when a customer will order products, the size of a customer's order, the demand for the Company's products, and the level of competition and general economic conditions.

Although the Company anticipates that revenues will increase, the Company expects an increase in development costs and operating costs. Consequently, the Company expects to incur operating losses and negative cash flow until the Company's products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that the Company is operating in a profitable manner. These circumstances raise substantial doubt about the Company's ability to continue as a going concern, as described in an explanatory paragraph to the Company's independent auditor's opinion on the July 31, 2002 consolidated financial statements, which form part of this annual report. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THE INDUSTRY IN WHICH THE COMPANY OPERATES IS HIGHLY COMPETITIVE AND SOME OF ITS COMPETITORS MAY BE MORE SUCCESSFUL IN ATTRACTING AND RETAINING CUSTOMERS. THE COMPANY MAY NOT BE ABLE TO COMPETE EFFECTIVELY BECAUSE MANY OF ITS COMPETITORS ARE MORE ESTABLISHED AND HAVE GREATER RESOURCES THAN THE COMPANY DOES.

The markets in which the Company operates are rapidly changing due to technological developments and increasing focus on automotive safety. Many of the Company's present competitors in this market - such as Schrader Bridgeport, Siemens Automotive and TRW, among others - have substantially greater financial, marketing, technical and development resources, name recognition and experience than SmarTire does. The same holds true for future competitors, which may well include major automobile manufacturers who choose to develop their own tire pressure monitoring systems (although not necessarily for resale as aftermarket products).

The Company's competitors may be able to respond more quickly to new or emerging advancements in this market and to devote greater resources to the development, promotion and sale of their products. In addition, companies that develop tire monitoring systems could introduce new or upgrade existing systems that include products similar to those that the Company offers, which could render the Company's products obsolete and unmarketable. The Company may not be able to successfully compete against current or future competitors, which could significantly harm the Company's business.

While the Company believes that its products are competitive in the market, no assurances can be given that competitors, in the future, will not succeed in developing better devices. In addition, current and potential competitors may make strategic acquisitions or establish co-operative relationships among themselves or with third parties that could increase their ability to capture a larger portion of the market share for such products. This type of existing and future competition could affect the Company's ability to form and maintain agreements with distribution and marketing partners. No assurances can be given that the Company will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on the Company's business.

Although the superior performance of direct measurement tire pressure monitoring systems may give the Company's products certain marketing advantages, indirect measurement tire pressure monitoring systems will likely benefit from the fact that they are the least expensive way of complying with the tire pressure monitoring system standard for vehicles already equipped with anti-lock braking
(ABS) systems. Moreover,
it is likely that the performance of indirect measurement tire pressure monitoring systems will continue to improve.

CONSUMER AWARENESS OF TIRE MONITORING SYSTEMS IS IN ITS EARLY STAGES, AND CONSUMER DEMAND FOR THE COMPANY'S PRODUCTS THEREFORE REMAINS UNCERTAIN.

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

THE COMPANY MAY NOT BE ABLE TO CAPITALIZE ON THE EXPANSION OF THE TIRE MONITORING MARKET THAT IS ANTICIPATED TO OCCUR AS A RESULT OF THE TREAD ACT.

The Company expects that the recent enactment of the TREAD Act will have a major impact on the tire monitoring industry. However, the Company may not be able to capitalize on the expansion of the tire monitoring market from the implementation of the TREAD Act.

Even if the general market for tire monitoring technology experiences rapid growth, the Company may not be able to gain a significant share of that market. Although the Company believes the TREAD Act will significantly expand the tire monitoring market, the expansion will occur disproportionately at the OEM level. Many other companies, including several of the Company's competitors and potential competitors, have long and established relationships with the vehicle manufacturers and the OEM suppliers, which may make it difficult for the Company to compete. Additionally, the vehicle manufacturers may elect to develop their own systems to comply with the TREAD Act. Any of these factors could substantially decrease the Company's revenues, gross margins, or the ability to achieve profitability.

THE LOSS OF ANY ONE OF THE COMPANY'S TWO MAJOR CUSTOMERS WOULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY.

During the year ended July 31, 2002, the Company earned 33% of its revenue from two major customers. Accordingly, the loss of one of these major customers would materially and adversely affect the Company. The loss of any major customer, or significant reductions by either of them in buying the Company's products, or any inability on the Company's part to collect accounts receivable from them, would materially and adversely affect the Company's business and results of operations.

THE COMPANY MAY EXPERIENCE DIFFICULTY IN OBTAINING COMPONENTS AND RAW MATERIALS, AND IT COULD BE MATERIALLY AND ADVERSELY AFFECTED AS A RESULT.

The Company's current products, and the products that it may provide in the future, embody new technologies. Certain of the components and raw materials used in the Company's products are difficult to obtain and/or require purchase commitments to be made by us far in advance of the manufacturing date. The inability to obtain sufficient quantities of components or raw materials, or the inability to forecast purchase requirements accurately, could adversely affect the Company's business and results of operations. Similarly, commitments to purchase components and raw materials in excess of customer demand for the Company's products could materially and adversely affect the Company's results of operations.

THE LOSS OF ANY OF the Company's CONTRACT MANUFACTURERS WOULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY.

The Company contracts the manufacture of its products to third parties. In certain cases, the Company does not have an alternative source of manufacturing, and a suitable replacement would be time-consuming and expensive to obtain. If, for any reason, one of the Company's third party manufacturers is unable or refuses to produce the Company's products, the Company's business, financial condition and results of operations will be materially and adversely affected.

THE COMPANY DEPENDS TO A SIGNIFICANT EXTENT ON CERTAIN KEY PERSONNEL, THE LOSS OF ANY OF WHOM MAY MATERIALLY AND ADVERSELY AFFECT THE COMPANY.

The Company's success depends to a significant extent on the continued service of certain key management personnel, including Robert Rudman, the Company's President and Chief Executive Officer, Allan Kozak, the Company's Chief Operating Officer, Jeff Finkelstein, the Company's Chief Financial Officer, Erwin Bartz, the Company's Director of Technical Operations, and Shawn Lammers, the Company's Vice-President, Engineering. The loss or interruption of services from one or more of these personnel, for whatever reason, could have a material adverse effect on the Company. In the event of the loss of services of such personnel, no assurances can be given that the Company will be able to obtain the services of adequate replacement personnel. The Company does not maintain key person insurance on the lives of any of the Company's officers or employees.

THE COMPANY MAY EXPERIENCE SIGNIFICANT AND RAPID GROWTH IF IT IS ABLE TO CAPITALIZE ON THE ANTICIPATED EXPANSION OF THE TIRE MONITORING MARKET. IF THE COMPANY IS UNABLE TO HIRE AND TRAIN STAFF TO HANDLE SALES AND MARKETING OF ITS PRODUCTS AND MANAGE ITS OPERATIONS, SUCH GROWTH COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY.

Assuming that the Company can raise further significant financing, the Company intends to proceed with initiatives intended to capitalize on the expansion of the tire monitoring market the that is anticipated to occur as a result of the TREAD Act. This could potentially lead to significant and rapid growth in the scope and complexity of the Company's business. Any inability on the Company's part to manage such growth effectively will have a material adverse effect on its product development, business, financial condition and results of operations. The Company's ability to manage and sustain growth effectively will depend, in part, on the ability of its management to implement appropriate management, operational and financial systems and controls, and the ability of the Company's management to successfully hire, train, motivate and manage employees.

THE COMPANY'S FUTURE GROWTH AND EXPANSION MAY BE INHIBITED UNLESS IT IS SUCCESSFUL IN ATTRACTING, HIRING AND RETAINING QUALIFIED DEVELOPMENT, TECHNICAL, PROFESSIONAL, MANAGERIAL AND MARKETING PERSONNEL.

The Company relies on its existing staff for marketing and selling its products, and on a small development staff to develop new products and applications for existing products. The Company's growth and expansion may be inhibited unless it establishes a larger development staff to develop new products and applications for existing products. Assuming that the Company can raise further significant financing, the Company plans to increase its development staff, although no assurances can be given that qualified personnel can be hired. Any inability on the Company's part to hire and keep qualified personnel could materially adversely affect its future plans. The Company's success also depends in part on its ability to attract and retain qualified professional, technical, managerial and marketing personnel. Competition for such personnel in the markets in which the Company operate is intense, and there can be no assurance the Company will be successful in attracting and retaining the personnel it requires to conduct its operations successfully.

RAPID TECHNOLOGICAL CHANGES IN THE COMPANY'S INDUSTRY COULD RENDER ITS PRODUCTS NON-COMPETITIVE OR OBSOLETE AND CONSEQUENTLY AFFECT ITS ABILITY TO GENERATE REVENUES.

The markets in which the Company operates are characterized by rapid technological change, frequent new product and service introductions, evolving industry standards and changes in customer demands. The introduction of products embodying new technologies and the emergence of new industry standards can, in a relatively short period of time, render existing products obsolete and unmarketable, including the Company's. The Company believes that its success will depend upon its ability to continuously develop new products and to enhance its current products and introduce them promptly into the market. If the Company is not able to develop and introduce new products, the Company's business, financial condition and results of operations could be adversely affected.

IF THE MEASURES THE COMPANY HAS TAKEN TO PROTECT ITS PROPRIETARY RIGHTS PROVE TO BE INADEQUATE OR IF COMPETING TECHNOLOGIES ARE DEVELOPED, THE COMPANY'S COMPETITORS WILL BE ABLE TO MARKET PRODUCTS WITH SIMILAR FEATURES THAT MAY REDUCE DEMAND FOR THE COMPANY'S PRODUCTS. IN ADDITION, ANY INFRINGEMENT CLAIMS BROUGHT BY THIRD PARTIES, WHETHER PROVEN OR NOT, MAY ADVERSELY AFFECT THE COMPANY.

There can be no assurance that the measures that the Company has taken to protect its current proprietary rights will be adequate to prevent misappropriation of such rights or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies. In either event, the Company's competitors may be able to introduce competing products, which could adversely affect the Company's sales and market share. Additionally, although the Company believes that its products and technologies do not infringe upon the proprietary rights of any third parties, there can be no assurance that third parties will not assert infringement claims against the Company. Similarly, infringement claims could be asserted against products and technologies that the Company licenses from third parties, or otherwise has the rights to use. Any such claims, if proved, could materially and adversely affect the Company's business and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention and cost required to defend such claims could adversely affect the Company's business and results of operations.

THE COMPANY DOES NOT CARRY COMPREHENSIVE PRODUCT LIABILITY INSURANCE PROVIDING COVERAGE IN ALL INSTANCES, AND THERE CAN BE NO ASSURANCE THAT ITS EXISTING INSURANCE COVERAGE WOULD BE ADEQUATE IN TERM AND SCOPE TO PROTECT IT AGAINST MATERIAL FINANCIAL EFFECTS IN THE EVENT OF A SUCCESSFUL CLAIM.

The Company could be subject to claims in connection with the products that it sells. There can be no assurance that the Company would have sufficient resources to satisfy any liability resulting from any such claim, or that the Company would be able to have its customers indemnify or insure the Company against any such liability. There can be no assurance that the Company's insurance coverage would be adequate in term and scope to protect it against material financial effects in the event of a successful claim. The Company currently does not carry commercial general liability insurance providing comprehensive product liability coverage in all instances. The Company may in the future obtain such insurance provided it can be obtained at reasonable prices; however, there can be no assurance that such coverage, if obtained, would be adequate in term and scope to protect the Company.

SUBSTANTIALLY ALL OF THE COMPANY'S ASSETS AND A MAJORITY OF ITS DIRECTORS AND OFFICERS ARE OUTSIDE THE UNITED STATES, WITH THE RESULT THAT IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST THE COMPANY OR ANY OF ITS DIRECTORS OR OFFICERS.

Substantially all of the Company's assets are located outside the United States and the Company does not currently maintain a permanent place of business within the United States. In addition, a majority of its directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against the Company or its officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

The Company expects that its current facilities will be sufficient for the foreseeable future. To the extent that the Company requires additional space in the near future, it believes that it will be able to secure additional leased facilities at commercially reasonable rates.

ITEM 3.   LEGAL PROCEEDINGS

The Company has received a demand letter from one of its former sales representatives. The representative has asserted a variety of claims against the Company, including that he was the procuring cause of one or more customer relationships for which he was not paid a commission. The Company believes that it has meritorious defenses to each of the claims. Although no complaint has been filed in any jurisdiction, the Company had been negotiating a settlement with this former sales representative. At this time, it appears the parties are at an impasse in this settlement negotiation, the outcome is uncertain and the potential liability, if any, cannot be quantified.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

The Company's common stock is listed on the Nasdaq SmallCap Market under the symbol "SMTR".

The table lists the high and low bid prices on the Nasdaq SmallCap Market for the Company's common stock as compiled from NASDAQ-AMEX on-line.

Period                       High     Low
------                       ----    ----
08/1/00 - 10/31/00           5.56    1.25
11/1/00 - 01/31/01           4.75    1.75
02/1/01 - 04/30/01           2.88    1.91
05/1/01 - 07/31/01           2.73    1.70
08/1/01 - 10/31/01           2.93    1.90
11/1/01 - 01/31/02           2.33    1.81
02/1/02 - 04/30/02           2.05    1.75
05/1/02 - 07/31/02           2.16    0.88


REGISTRAR AND TRANSFER AGENT

The Company's common stock is issued in registered form. Pacific Corporate Trust Company (located in Vancouver, British Columbia, Canada) is the registrar and transfer agent for the Common Shares.

SHAREHOLDERS OF RECORD

As of September 30, 2002 there were approximately 400 holders of record of the Company's common stock.

DIVIDEND POLICY

The Company has never declared or paid dividends on its common stock and does not anticipate that it will do so in the foreseeable future. The Company intends to retain future earnings, if any, for use in its operations and the expansion of its business.

RECENT UNREGISTERED SALES OF SECURITIES

On June 27, 2002, the Company issued 30,000 common share purchase warrants to a non-U.S. person in an offshore transaction pursuant to Regulation S under the Securities Act of 1933, as amended. Each warrant entitles the holder to purchase one common share in the capital of the issuer at an exercise price of $2.80 per share until June 27, 2005, on which date the warrant will expire.

On July 17, 2002, the Company issued 750,000 shares of common stock to a non-U.S. person in an offshore transaction pursuant to Regulation S at a subscription price of $1.00 per share. In connection with such private placement, on July 31, 2002, the Company issued 22,000 shares of common stock to a different non-U.S. person in an offshore transaction pursuant to Regulation S at a price of $1.29 per share, as a finder's fee.

Subsequent to the fiscal year ended July 31, 2002, the Company realized aggregate gross cash proceeds of $750,000 from the issuance of 10% redeemable convertible notes of the Company plus 150,000 share purchase warrants. This offshore private placement was effected in two tranches to non-U.S. persons on September 26, 2002, and October 4, 2002, pursuant to Regulation S under the Securities Act of 1933. The notes mature on December 20, 2002. Principal and accrued interest outstanding under the notes at maturity are subject to automatic conversion into shares of common stock at a conversion price equal to the lesser of:

     (a) an amount which is equal to seventy-five percent of the average of the three lowest Closing Bid Prices for the ten day period ending on the day before the maturity date; or

     (b)      $1.00.

The Company may redeem the notes prior to maturity, subject to the payment of certain prepayment premiums. In addition, the holders of the notes have the right, in certain circumstances, to exchange the notes for any other debt, equity or convertible securities that may be issued by the Company during the term of the notes. Interest on each note is payable when the note is fully converted, redeemed or exchanged. The Company may elect to make interest payments in cash or to convert the interest payable into shares of common stock at the conversion price.

Each warrant entitles the holder to purchase one share of the Company's common stock and is exercisable at a price of $1.25 on or before September 20, 2005, on which date the warrant will expire.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the years ended July 31, 2002, 2001 and 2000 should be read in conjunction with the consolidated financial statements of the Company and related notes included therein.

The Company's consolidated financial statements are in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JULY 31, 2002 VS. FISCAL YEAR ENDED JULY 31, 2001

Gross revenue for the fiscal year ended July 31, 2002 ("fiscal 2002") increased to $1,012,344 from $779,611 for the fiscal year ended July 31, 2001 ("fiscal 2001"). This increase in revenue was a result of the following:

    o Sales of aftermarket passenger car systems increased to $791,217 for fiscal 2002 from $389,020 for fiscal 2001 due to sales of $633,846 of the Company's second generation product that was launched at the end of fiscal 2001.

    o Sales of OEM passenger car systems increased to $164,588 for fiscal 2002 from $143,788 for fiscal 2001 due to sales of $95,547 of the Company's second generation product offset by reduced sales of the Company's first generation product under the Lincoln Continental program. The Lincoln Continental program was discontinued by Ford at the end of December 31, 2001.

    o Sales of the motorsport tire monitoring systems decreased to $56,539 for fiscal 2002 from $246,803 for fiscal 2001. Motorsport tire monitoring systems are sold through a distributor and are difficult to predict.

Despite the increase in sales for fiscal 2002, sales of the Company's second generation products for fiscal 2002 were below management's expectations. Management believes that the primary cause for sales not meeting expectations relates to the delays by the U.S. Government in finalizing the regulations under the TREAD Act, which were originally due in November 2001. In particular, management believes that the delays in finalizing the regulations have had a significant negative impact on the Company's aftermarket sales.

Now that the NHTSA has issued part one of its final ruling under the TREAD Act, the Company anticipates that its aftermarket segment sales will increase over the course of the next 12 months and beyond. In addition, although the TREAD Act only applies to passenger automobiles, the Company believes that other motor vehicles, including medium and heavy trucks, buses and motorcycles will be impacted by this legislation in subsequent years. The Company also believes that compliance with the TREAD Act by European, Japanese and other automakers will accelerate the adoption of tire monitoring systems globally.

It is difficult to predict the magnitude of the expected sales increase or the exact timing of the increase since the Company's products will continue to face competition from other tire pressure monitoring systems manufactured by its competitors, and the timing of additional legislative initiatives on tire safety, if any, in the United States and abroad remains uncertain. The Company's management expects that, as tire monitoring becomes standard equipment for new passenger vehicles, demand for tire monitoring systems as dealer installed options and aftermarket products will decline.

The Company's current strategy involves generating short-term revenue from products available to meet today's demand for dealer installed options and aftermarket products combined with the pursuit of OEM business. However, the pursuit of OEM business will involve new challenges for management, including overcoming existing relationships that certain competitors of the Company currently enjoy with automakers.

Gross margin on product sales decreased to 31% for fiscal 2002 from 50% for fiscal 2001. The decrease occurred as the product mix of systems sold in fiscal 2002 had lower gross margins than the product mix of systems sold in fiscal 2001. The gross margins continue to be affected by the reduction in carrying value of first generation product inventory in the 1999 fiscal year. If the write down of inventory had not occurred, gross margins on sales would have been 21% for fiscal 2002 compared to 19% for fiscal 2001.

Expenses increased to $7,038,843 for fiscal 2002 from $6,377,595 for fiscal 2001 as increases in engineering, research and development expenses and an increase in depreciation and amortization expense were only partially offset by lower marketing, general and administrative expenses.

Engineering, research and development expenses increased to $1,727,606 for fiscal 2002 from $1,485,874 for fiscal 2001. The increase was attributed primarily to a $500,000 expenditure for non-recoverable development costs incurred with a key component supplier for future product development activities. This expenditure was a one time expense with this key component supplier. The nature of the Company's activities could result in future non-recurring expenditures. The engineering, research and development expenses for fiscal 2002 included higher wage expenditures but lower expenditures on consulting fees and on product testing and prototype development due to completion of the Company's second generation passenger car products in fiscal 2001. The Company expects to increase its engineering, research and development expenses for fiscal 2003 from the amount expended during fiscal 2002 due to an increase in the planned number of development projects.

Marketing expenses decreased to $1,527,644 for fiscal 2002 from $1,744,004 for fiscal 2001. The decrease was a result of lower advertising and promotion expenditures as well as lower travel, consulting, and trade show expenditures. Trade show expenses decreased as the Company did not attend the SEMA trade show in fiscal 2002 as it did in fiscal 2001 and the expenses for fiscal 2001 included costs associated with attending the Automechanika trade show, which is held in Europe every two years. This decrease was partially offset by the cost of market research associated with entry into the OEM automotive market. Marketing expenses are expected to increase in fiscal 2003 as the Company attended the Automechanika trade show in September 2002 and additional marketing expenses are likely required to support anticipated higher sales in fiscal 2003.

General and administrative expenses decreased to $2,631,215 for fiscal 2002 from $2,701,621 for fiscal 2001. The decrease was attributed to a recovery of a bad debt and lower travel, investor relations, computer and office costs. This decrease was partially offset by higher insurance premiums and wage expenditures. General and administrative expenses for fiscal 2003 are expected to remain at approximately the same level as expenses incurred in fiscal 2002.

Depreciation and amortization expense increased to $1,152,378 for fiscal 2002 from $446,096 for the fiscal 2001 due to the amortization of other assets acquired in December 2000 and August 2001.

Interest expense of $145,472 was incurred during fiscal 2002 mainly due to interest on a promissory note created as part of the consideration for restructuring the strategic relationship with TRW as described under Liquidity and Capital Resources.

The Company earned interest income of $18,735 for fiscal 2002 as compared to $359,799 for fiscal 2001. This decrease was due to lower average cash balances maintained and lower interest rates during fiscal 2002.

FISCAL YEAR ENDED JULY 31, 2001 VS. FISCAL YEAR ENDED JULY 31, 2000

Gross revenue for fiscal 2001 was $779,611 compared to $747,738 for the fiscal year ended July 31, 2000 ("fiscal 2000"). Sales of aftermarket passenger car systems were $389,020 compared to $438,956 in the previous fiscal year. Sales of the OEM passenger car system increased to $143,788 for fiscal 2001 from $106,098 in the previous fiscal year. Sales of motorsport tire monitoring systems increased to $246,803 for fiscal 2001 from $202,684 in the previous fiscal year.

Sales of aftermarket systems in fiscal 2001 were mostly due to the liquidation of the Company's first generation products. Release of the Company's second generation products was delayed until late fiscal 2001, which resulted in lower revenues than anticipated. Sales of OEM passenger car systems were comprised of $35,320 on sales of the Company's second generation products and $108,468 on the Lincoln Continental program of first generation product. Sales of OEM passenger car systems on the Lincoln Continental were expected to be discontinued at the end of the 2000 model year, but Ford did not formally discontinue this program until December 31, 2001.

Gross margin decreased from 55% for fiscal 2000 to 50% for fiscal 2001. The gross margins were significantly affected by the reduction in carrying value of first generation product inventory in the 1999 fiscal year. Gross margins on sales of aftermarket products would have been 17% for fiscal 2000 and 19% for fiscal 2001 if the write down of inventory had not occurred.

Expenses decreased to $6,377,595 for fiscal 2001 from $7,074,463 for fiscal 2000 as lower marketing, general and administrative expenses and a larger foreign exchange gain were partially offset by higher engineering, research and development costs and depreciation and amortization.

Included in expenses for fiscal 2000 is $294,000 of costs associated with the closure of the Company's office in Bourne, Massachusetts, which was effective March 31, 2000. Of this amount, approximately $245,000 related to payments on termination of a management agreement. These costs have been allocated on a departmental basis within the financial statements.

Marketing expenses decreased to $1,744,004 for fiscal 2001 from $2,057,937 for fiscal 2000. Lower expenditures on wages and advertising and promotion were partially offset by increased consulting costs.

General and administrative expenses decreased from $3,421,844 for fiscal 2000 to $2,701,621 for fiscal 2001. Lower professional fees and investor relations costs were partially offset by increased travel and computer expenditures.

Engineering, research and development expenses were $1,485,874 for fiscal 2001 compared to $1,416,992 for fiscal 2000. Increased costs for product testing and approvals were partially offset by a decrease in prototype development and consulting costs.

Depreciation and amortization expense increased to $446,096 for fiscal 2001 from $177,690 for fiscal 2000. The increase was due to amortization of the license acquired from TRW on December 13, 2000.

The Company earned interest income of $359,799 for fiscal 2001 as compared to $212,203 for fiscal 2000. This increase was due to higher average cash balances during fiscal 2001. Foreign exchange gain also increased to $117,063 for fiscal year ended July 31, 2001 from $15,935 for fiscal year ended July 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

The Company has financed its activities primarily through the issuance and sale of securities. The Company has incurred net operating losses in each year since inception. Its net loss for fiscal 2002 was $6,829,176, compared to $5,507,019 for fiscal 2001. As of July 31, 2002, the Company had an accumulated deficit of $38,116,601, stockholders' equity was $4,289,046 and the Company had a working capital deficiency of $93,609.

The Company's cash position at July 31, 2002 was $525,968 as compared to $2,930,257 at July 31, 2001. This decrease was due to the net of the Company's operating, financing and investing activities described below.

The Company's net loss of $6,829,176 for fiscal 2002 includes non-cash charges of $1,152,378 for depreciation and amortization, $19,427 for compensation expense and $197,866 due to changes in non-cash working capital.

During fiscal 2002, the Company realized net proceeds of $4,856,629 from the completion of three separate private placements. Each private placement was effected to non-U.S. persons in offshore transactions pursuant to Regulation S under the Securities Act of 1933:

    o In the first private placement, the Company issued and sold 1,830,000 units. Each unit was issued at a price of $1.70 and consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one of the Company's common shares and is exercisable at a price of: (a) $2.80 if exercised after June 30, 2002 and on or before February 28, 2003; and (b) $3.30 if exercised after February 28, 2003 but on or before October 31, 2003, on which date the warrant will expire.

    o In the second private placement, the Company issued and sold 750,000 common shares at a price of $1.75 per share.

    o In the third private placement, the Company issued and sold 750,000 common shares at a price of $1.00 per share.

The Company also realized net proceeds of $298,110 from the exercise of 200,000 warrants, as follows: on May 19, 2002, 140,000 warrants were exercised at $1.50; and, on June 26, 2002, 60,000 warrants issued in the Company's first private placement in fiscal 2002 were exercised after being repriced from $2.30 to $1.65. At the time, the holder of the 60,000 repriced warrants received an additional 30,000 share purchase warrants, each exercisable at a price of $2.80 per share until June 27, 2005.

Subsequent to the end of fiscal 2002, the Company realized aggregate gross cash proceeds of $750,000 from an offshore private placement of 10% redeemable convertible notes of the Company and 150,000 share purchase warrants effected pursuant to Regulation S under the Securities Act of 1933. The private placement closed in two tranches on September 26, 2002 and October 4, 2002. The notes mature on December 20, 2002. Additional details on the convertible notes are disclosed in note 14 to the financial statements and elsewhere in this annual report under the heading "Recent Unregistered Sales of Securities." Except as disclosed in note 14, this private placement is not reflected on the financial statements included in this report.

The net proceeds realized by the Company from the private placements and the exercise of the warrants were used for debt repayment and working capital.

During fiscal 2002, the Company also purchased certain capital assets at an aggregate cost of $164,886.

FUTURE OPERATIONS

Presently, the Company's revenues are not sufficient to meet operating and capital expenses. The Company has incurred operating losses since inception, and this is likely to continue for the foreseeable future. Management projects that the Company will require additional cash and working capital to fund planned operations for the next twelve months in the amount of $10.5 million to achieve its goals and objectives.

Due to the uncertainty concerning the Company's ability to meet its current operating and capital expenses, the Company's consolidated financial statements contain additional note disclosures describing these circumstances and the Company's ability to continue as a going concern. In their report on the annual consolidated financial statements for the year ended July 31, 2002, the Company's independent auditors included an explanatory paragraph regarding these concerns.

In addition to the Company's operating expenses, which are expected to remain on a comparable level to those experienced during fiscal 2002, during fiscal 2003, the Company expects to retire the promissory note payable to TRW Inc. and require additional working capital to support expected sales growth.

In connection with the restructuring of the TRW relationship, effective August 31, 2001, the Company executed a promissory note payable to TRW in the principal amount of $2.8 million which is secured by substantially all of the Company's personal property and bears interest at the rate of 6% per annum. The Company made three principal payments, totaling $1,450,000 in the aggregate, together with accrued interest, under the promissory note during the nine months ended April 30, 2002. On October 7, 2002 the Company paid TRW $250,000. TRW granted the Company an extension to make the balance of the principal payments as follows: $650,000 by October 31, 2002 and $450,000 by December 13, 2002.

The Company does not expect that it will redeem for cash the 10% redeemable convertible notes in the aggregate principal amount of $750,000 prior to their maturity on December 20, 2002. In that event, the outstanding principal and accrued interest under notes will be automatically converted into shares of common stock in the capital of the Company in accordance with their terms.

The continuation of the Company's business is dependent upon obtaining further financing, successful and sufficient market acceptance of its current products and any new products that the Company may introduce, the continuing successful development of its products and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by the Company could result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments.

There are no assurances that the Company will be able to obtain further funds required for its continued operations. The Company is pursuing various financing alternatives to meet its immediate and long-term financial requirements. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, the Company will be forced to default on its promissory note due to TRW, and it will not be able to meet its other obligations as they become due. In such event, TRW would be in a position to realize upon its security interest in the Company's personal property, and the Company will be forced to scale down or perhaps even cease the operation of its business.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. The Company believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of the Company's consolidated financial statements is critical to an understanding of the Company's financials.

GOING CONCERN

These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's independent auditors also have included a reference concerning the Company's ability to continue as a going concern.

In order to continue as a going concern, the Company requires additional financing. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to continue as a going concern, it would likely be unable to realize the carrying value of its assets reflected in the balances set out in the preparation of the consolidated financial statements.

INVENTORY

Inventory is carried at the lower of cost, determined on a weighted average cost method, and net realizable value. The determination of net realizable value is based on several assumptions and estimates. The Company provides an allowance that it considers to be reasonable for non-moving or slow moving inventory items and for items with expected future realizable value lower than cost. These assumptions and estimates may be inaccurate and may be revised.

The markets in which the Company competes are rapidly changing due to technological developments and increasing focus on automotive safety. Other companies offer products similar to those offered by the Company, and target the same customers as the Company. Many of these companies have substantially greater financial, marketing and technical resources. The Company also anticipates that the competition within these markets will increase as demand for the products escalates. It is possible that new competitors or alliances among existing competitors may emerge and such competitors may rapidly acquire significant market share and make it difficult for the Company to sell its current inventory. All of these elements could reduce the net realizable value of the Company's inventory.

WARRANTY OBLIGATIONS

On an ongoing basis, the Company records its best estimate of its warranty obligations and product returns related to products sold. These estimates are made after the consideration of contractual warranty obligations and historical experience. Unforeseen events, including increased technological difficulties with products, could occur that have not been anticipated in estimating the warranty provision. Additional costs or estimates will be recognized as determinable.

REVENUE RECOGNITION

The Company recognizes revenue when goods are shipped, title passes, there is persuasive evidence of a sales arrangement, collection is probable, and the fee is fixed or determinable. Customer acceptance is used as the criterion for revenue recognition when the product sold does not have an established sales history to allow management to reasonably estimate returns and future provisions.

OTHER ASSETS

Other assets are recorded at cost and are being amortized over five years. Other assets are comprised of licenses to manufacture and sell tire monitoring systems to the original equipment vehicle manufacturers ("OEM"). On an ongoing basis, management assesses whether the expected net recoverable value of the licenses exceeds the book value of the licenses. The net recoverable amount is determined on a discounted cash flow basis. Although the Company expects to earn income from the OEM market place, it is possible that the Company will not earn income from the OEM marketplace in excess of net book value or that the Company will earn income from the OEM market in future years after the other assets have been fully amortized.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company during fiscal 2002.

================================================================================
NAME                     AGE                 POSITION
--------------------------------------------------------------------------------
Directors (1)
--------------------------------------------------------------------------------
Lawrence Becerra         50                  Director
--------------------------------------------------------------------------------
John Bolegoh             58                  Technical Support Manager and
                                             Director
--------------------------------------------------------------------------------
William Cronin           55                  Director
--------------------------------------------------------------------------------
Robert Rudman            55                  President, Chairman and Chief
                                             Executive Officer and Director
--------------------------------------------------------------------------------

Executive Officers and Significant Employees Who Are Not Directors
--------------------------------------------------------------------------------
Allan Kozak              53                  Chief Operating Officer
--------------------------------------------------------------------------------
Jeff Finkelstein         41                  Chief Financial Officer(2)
--------------------------------------------------------------------------------
Erwin Bartz              41                  Director, Technical Operations
--------------------------------------------------------------------------------
Ian Bateman              57                  Managing Director,
                                             SmarTire (Europe) Limited
--------------------------------------------------------------------------------
Shawn Lammers            35                  Vice President, Engineering
================================================================================

(1) Kevin Carlson served as a director and the Chief Financial Officer of the Company during the fiscal year ended July 31, 2002 until his resignation on May 17, 2002. Bernard Pinsky, a partner with the Vancouver law firm of Clark, Wilson, also served as a director of the Company during the fiscal year ended July 31, 2002 until his resignation on July 11, 2002.

(2) Jeff Finkelstein, who has been acting Chief Financial Officer of the Company since Mr. Carlson's resignation on May 17, 2002, was formally appointed as Chief Financial Officer on October 23, 2002. He has served the Company as its controller since February 22, 1999.

BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

LAWRENCE BECERRA:

         Mr. Becerra has been a Director since March 1998. He has an extensive background in international finance. Since 1996, he has been the principal and founder of West Sussex Trading, Inc., which is involved in corporate finance activities. Between 1992 and 1995, Mr. Becerra was the Senior Proprietary Trader promoted from the position of Manager of European Money Market Trading for Goldman Sachs International in London, England. Between 1987 and 1992, Mr. Becerra was the Managing Director for Czarnikow Financial Futures. Between 1984 and 1987, he held the position of Senior Trader with TransMarket Group, Inc. Between 1976 and 1984, Mr. Becerra worked for Continental Bank in London and ended his tenure as the Executive Director representing all trading activities for the company.

JOHN BOLEGOH:

         Mr. Bolegoh has held a number of positions with the Company, and currently serves as the Company's Technical Support Manager. Mr. Bolegoh has served as a Director since 1993. Mr. Bolegoh has an extensive background in tire product engineering, including twenty years with Michelin Technical Services Canada Limited in positions of increasing responsibility. Mr. Bolegoh joined the Company in 1991. His responsibilities include defining necessary product capabilities and designs for entering various markets; establishing contacts to promote awareness of the Company's technologies; locating and exploring business possibilities with potential distributors; and providing customer relations, problem solving, training and sales assistance.

WILLIAM CRONIN:

         Mr. Cronin has been a Director since June 2001 and previously served as a Director from November 17, 1995 to April 25, 1998. Since 1986, Mr. Cronin has been the owner of Madison Financial Services, a registered investment adviser firm located in Madison, CT, specializing in tax, pension investing planning strategies and portfolio management.

ROBERT RUDMAN:

         Mr. Rudman has been a Director since September 1993. Mr. Rudman joined the Company in March 1993 as the Chief Financial Officer after serving as an independent financial consultant for several months. He was appointed Chief Executive Officer of the Company on January 19, 1996, and served as President from January 19, 1996 to June 4, 1999, when he was appointed Chairman of the Board. Mr. Rudman was reappointed President of the Company effective April 1, 2000. He is a Chartered Accountant with 15 years of experience assisting public companies, especially on the Vancouver Stock Exchange. Prior to joining the Company, Mr. Rudman was manager of a California-based sales contract financing firm. Previously, he was a partner in a consulting firm providing professional assistance to publicly traded companies. Mr. Rudman became a Chartered Accountant in 1974 and worked with Laventhol & Horwath and Price Waterhouse & Co. in Winnipeg, Manitoba.

JEFF FINKELSTEIN

         Mr. Finkelstein is a chartered accountant, who has been acting Chief Financial Officer of the Company since May 17, 2002, was formally appointed as Chief Financial Officer on October 23, 2002. He has served the Company as its controller since February 22, 1999. From 1996 to 1999, he served as Controller of Golden Knight Resources Inc., a Toronto Stock Exchange listed public company, and Silver Standard Resources, a Nasdaq listed public company. From 1993 to 1995, he served as Controller of a private distribution company after eight years as a public accountant.

ERWIN BARTZ

         Mr. Bartz joined the Company as Director, Technical Operations in January 2001 and is responsible for the Company's overall technical operations including engineering and manufacturing. Mr. Bartz is a Professional Engineer with 17 years of engineering experience. Prior to joining the Company, Mr. Bartz spent ten years as Manager of Engineering and Manufacturing at Finning (Canada), the Caterpillar dealer for British Columbia, Alberta, United Kingdom and Chile, with corporate responsibility for engineering, product review, heavy manufacturing and new equipment preparation. Previously, he held the Engineering Manager role at Weldco Beales, a custom attachment manufacturer for the mobile equipment market, and also worked as a design engineer for the Chapman Industries, a Hitachi distributor and general manufacturer of purpose built machinery and equipment.

IAN BATEMAN:

         Mr. Bateman has served as the Managing Director for SmarTire (Europe) Limited since February 1998. He has extensive sales, marketing and senior managerial experience in a variety of facets of European automotive industries. From 1966 to 1973 he was a manager with Mid Bucks Automotive Limited. During 1973 to 1979 Mr. Bateman was a manager with Renault U.K. Limited, and was instrumental in the formation of a direct sales company in the U.K. with a sales budget of pound sterling 100 million per year. Between 1979 and 1991 he operated his own marketing company, which expanded to supply every European car manufacturer/importer, with the exception of just three, with an overall turnover of pound sterling 10 million per year. From 1991 and prior to joining SmarTire (Europe) Limited, Mr. Bateman carried out independent consulting services, most importantly with Otter Controls Limited, which was implementing a marketing program for a tire-monitoring system.

ALLAN KOZAK:

         Mr. Kozak joined SmarTire Systems Inc. as Chief Operating Officer on May 1, 2002. Mr. Kozak is a seasoned executive with strong operational management and business development experience in fast-paced, high growth, technology companies. From May 2000 to April 2001, Mr. Kozak was the President and founder of Siwash ventures where he assembled an advisory board of senior executives from the Vancouver area to analyze and recommend investment and business development strategies to technology companies. From 1992 to 1998 he held the position of President and Chief Operating Officer with Digital Courier International, Inc., an industry extranet that networked over 7,000 radio stations, 1500 advertising and 400 production facilities. In 1998 when the company sold it's assets and technology to Digital Generations Systems Inc., he held the position of VP, Marketing and Business Development for two years.

SHAWN LAMMERS:

         Mr. Lammers has been with the Company since its inception. He currently serves as the Vice President Engineering and is responsible for the development of the patented remote sensing technology utilized in SmarTire's products. He has been the chief engineer in respect to the design, development and production of the Company's passenger car tire monitoring system, the commercial vehicle tire monitoring system and the industrial equipment tire monitoring systems. He has developed software for MS-DOS, Windows, UNIX Workstations and Amiga platforms.

FAMILY RELATIONSHIPS

There are no family relationships between any of the Company's directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of the Company's directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

    1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

    2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

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

SECTION 16(a) REPORTING

Since the Company is a "foreign private issuer", its insiders are exempt from the reporting requirements of Section 16(a) of the United States Securities Exchange Act of 1934, as amended (the "1934 Act"). Among other things, Section 16(a) of the 1934 Act requires certain "reporting persons" of any issuer with any class of equity securities registered under Section 12 of the 1934 Act to file with the United States Securities and Exchange Commission reports of ownership and changes in ownership of securities of the registered class. Reporting persons consist of directors, executive officers and beneficial owners of more than 10% of the securities of the registered class. The Company is aware that certain persons who would be subject to such reporting requirements, but for the fact that the Company is a "foreign private issuer", have voluntarily filed reports under Section 16(a) of the 1934 Act during the year ended July 31, 2002. However, the Company is not in a position to comment on the completeness of such filings.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

Particulars of compensation awarded to, earned by or paid to:

    (a)  the Company's chief executive officer (the "CEO");

    (b) each of the Company's four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; or

    (c) any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of the Company at the end of the most recently completed fiscal year;

(the "Named Executive Officers") are set out in the summary compensation table below.

During fiscal 2002, seven (7) individuals served as executive officers of the Company at various times: Robert Rudman, Allan Kozak, Jeff Finkelstein, Erwin Bartz, Shawn Lammers, Ian Bateman and Kevin Carlson. Mr. Kozak, Mr. Finkelstein, Mr. Bartz and Mr. Lammers each earned less than $100,000 in total salary and bonuses during fiscal 2002, and, therefore, none of these individuals is considered a "Named Executive Officer."

===================================================================================================================================
SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
                                         ANNUAL COMPENSATION                      LONG TERM COMPENSATION (1)
                                 --------------------------------------     ------------------------------------
                                                                                      AWARDS            PAYOUTS
                                                                            -------------------------   --------
NAME AND PRINCIPAL      YEAR     SALARY         BONUS      OTHER ANNUAL     SECURITIES    RESTRICTED    LTIP         ALL OTHER
POSITION                                                   COMPENSATION     UNDERLYING    SHARES OR     PAYOUTS      COMPENSATION
                                                                (1)         OPTIONS/      RESTRICTED
                                                                            SARS GRANTED  SHARE UNITS
-----------------------------------------------------------------------------------------------------------------------------------
Robert Rudman           2002     $185,377       Nil            Nil             90,000       Nil          Nil         Nil
President, Chairman     2001     $191,058       Nil            Nil            150,000       Nil          Nil         Nil
and Chief Executive     2000     $185,826       Nil            Nil             17,500       Nil          Nil         44,730 (2)
Officer
-----------------------------------------------------------------------------------------------------------------------------------
Ian Bateman             2002     $103,222       Nil            Nil             40,000       Nil          Nil         Nil
Managing Director       2001     $102,810       Nil            Nil             35,000       Nil          Nil         Nil
SmarTire (Europe)       2000     $107,517       Nil            Nil             57,500       Nil          Nil         Nil
Limited
-----------------------------------------------------------------------------------------------------------------------------------
Kevin Carlson (3)       2002     $101,924       Nil            Nil             45,000       Nil          Nil         Nil
Chief Financial         2001     $131,764       Nil            Nil             50,000       Nil          Nil         Nil
Officer, Managing       2000     $102,201       Nil            Nil             60,000       Nil          Nil         $15,406
Director, Corporate
Secretary and Director
===================================================================================================================================

(1) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)  Amount relates to accumulated vacation pay paid to Mr. Rudman.

(3)  Mr. Carlson resigned from the Company effective May 17, 2002.

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during fiscal 2002. The Company has never issued stock appreciation rights. The Company grants options that vest immediately at an exercise price equal to the fair market value of a share of common stock as determined by its closing price on the Nasdaq Small Cap Market on the date of grant. The exercise price of options granted by the Company that vest in subsequent periods are increased by 20% over the initial exercise price of the options. The term of each option granted is generally five years from the date of grant. Options may terminate before their expiration dates if the optionee's status as an employee is terminated or upon the optionee's death or disability.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

=========================================================================================
                        NUMBER OF       % OF TOTAL
                        SECURITIES      OPTIONS/
                        UNDERLYING      SARS
                        OPTIONS/        GRANTED TO       EXERCISE
                        SARS            EMPLOYEES IN     PRICE
NAME                    GRANTED (#)     FISCAL YEAR      ($/SHARE)      EXPIRATION DATE
=========================================================================================
Robert Rudman           30,000          6.2%             $2.66          September 7, 2006
                        30,000          6.2%             $3.19          September 7, 2006
                        30,000          6.2%             $3.83          September 7, 2006
-----------------------------------------------------------------------------------------
Ian Bateman             13,334          2.8%             $2.66          September 7, 2006
                        13,333          2.8%             $3.19          September 7, 2006
                        13,333          2.8%             $3.83          September 7, 2006
-----------------------------------------------------------------------------------------
Kevin Carlson (1)       15,000          3.1%             $2.66          June 17, 2002
                        15,000          3.1%             $3.19          June 17, 2002
                        15,000          3.1%             $3.83          June 17, 2002
=========================================================================================

(1) Mr. Carlson resigned from the Company effective May 17, 2002. Due to his resignation, the options expired on June 17, 2002. If he had not resigned, the expiration date for his options would have been September 7, 2006.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of July 31, 2002. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of July 31, 2002 ($1.29 per share) and the exercise price of the individual's options. No named Executive Officer exercised options during fiscal 2002.

     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

========================================================================================================================
                                                      NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED
                                                      UNEXERCISED OPTIONS/SARS AT        IN-THE-MONEY OPTIONS/SARS AT
                                                      FY-END (#)                         FY-END ($)
                        SHARES          AGGREGATE
                        ACQUIRED ON     VALUE         EXERCISABLE/
NAME                    EXERCISE (#)    REALIZED      UNEXERCISEABLE                     EXERCISEABLE/UNEXERCISEABLE
-------------------------------------------------------------------------------------------------------------------------
                                                      EXERCISEABLE    UNEXERCISEABLE     EXERCISEABLE      UNEXERCISEABLE
                                                      ------------    --------------     ------------      --------------

Robert Rudman            Nil             Nil           353,000         62,000             Nil               Nil

Ian Bateman              Nil             Nil           114,500         48,000             Nil               Nil
========================================================================================================================


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

The agreement with Mr. Rudman requires the Company to pay a termination allowance in the event of the termination of Mr. Rudman's employment by the Company other than for just cause. The termination allowance is equal to the annual salary.

Effective August 1, 1999, the Board of Directors of the Company approved a new management agreement with Ian Bateman, regarding his position with the Company. The management agreement calls for payment of a base salary of pounds sterling (pound)67,000 per annum subject to increase as from time to time plus incentive compensation as determined by the Company's incentive compensation plan. Effective August 1, 2000, Mr. Bateman's salary was increased to (pound)71,000 per annum.

The agreement with Mr. Bateman requires the Company to pay a termination allowance in the event of the termination of Mr. Bateman's employment by the Company other than for just cause. The termination allowance is equal to the annual salary.

Effective January 3, 2001, the Board of Directors of the Company approved a new management contract with Erwin Bartz regarding his position with the Company. The management agreement calls for payment of a base salary of CDN$150,000 per annum subject to increase from time to time plus incentive compensation as determined by the Company's incentive compensation plan.

The agreement with Mr. Bartz requires the Company to pay a termination allowance in the event of the termination of Mr. Bartz' employment by the Company other than for just cause. The termination allowance is equal to the annual salary.

Effective May 1, 2002, the Board of Directors of the Company approved a new management agreement with Allan Kozak, regarding his position with the Company. The management agreement calls for payment of a base salary of CDN$220,000 per annum subject to increase as from time to time plus incentive compensation as determined by the Company's incentive compensation plan.

The agreement with Mr. Kozak requires the Company to pay a termination allowance in the event of the termination of Mr. Kozak's employment by the Company except for just cause. The termination allowance is equal to the annual salary.

Other than as discussed above, the Company has no plans or arrangements in respect of remuneration received or that may be received by Named Executive Officers of the Company in fiscal 2002 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Named Executive Officer.

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

The Company has also adopted a formal incentive compensation plan (the "1999 Incentive Compensation Plan"), which was approved by the Shareholders at the 2000 Annual and Extraordinary General Meeting of the Company. The 1999 Incentive Compensation Plan is intended to complement the Company's existing Stock Incentive Plans and any subsequent stock incentive plans that may be approved by the Shareholders of the Company. Accordingly, the 1999 Incentive Compensation Plan does not specify a maximum number of Common Shares of the Company that will be issuable pursuant to all awards granted under the 1999 Incentive Compensation Plan, and all options granted under the 1999 Incentive Compensation Plan shall be subject to the provisions of the Company's existing Stock Incentive Plans and any subsequent stock incentive plans that may be approved by the Shareholders of the Company. In granting awards under the 1999 Incentive Compensation Plan, the Board of Directors follow certain guidelines which take into account after-tax operating profits after accounting for the cost of capital employed to create such profits, as suggested by an Economic Value Added ("EVA(TM)") model developed by Stern, Stewart & Co., a global consulting firm. There are no incentive awards under the 1999 Incentive Compensation Plan for fiscal 2002 based on the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2002.

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

One of the Company's former Directors, Mr. Bernard Pinsky, who resigned effective July 11, 2002, was paid his hourly rate as an attorney at law for his time expended on his duties as a Director.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The authorized capital of the Company consists of: 200,000,000 shares of common stock without par value; and 20,000 shares of preferred stock with a par value of CDN $1,000 per share. As of September 30, 2002, there were 18,711,369 issued and outstanding shares of common stock and no issued or outstanding shares of preferred stock.

To the knowledge of the Company, the following beneficially own, directly or indirectly, shares carrying more than five percent (5%) of the voting rights attached to all shares of the Company:

=======================================================================================================
                            NAME AND ADDRESS OF             AMOUNT AND NATURE OF
TITLE OF CLASS              BENEFICIAL OWNER                BENEFICIAL OWNERSHIP       PERCENT OF CLASS
-------------------------------------------------------------------------------------------------------
Common Stock                Simon Archdale                  1,500,000                  8.0%
                            Chalet Trois Nicholas
                            Courtavey, Crans Montana
                            Valais Switzerland
-------------------------------------------------------------------------------------------------------
Common Stock                Fidelity Investment             1,500,000                  8.0%
                            Services Limited
                            Oakhill House
                            130 Tombridge Road
                            Hildenborough
                            Kent, England TN119DZ
-------------------------------------------------------------------------------------------------------
Common Stock                TRW Inc.                        1,390,072                  7.4%
                            1900 Richmond Rd
                            Cleveland, OH
                            44124
-------------------------------------------------------------------------------------------------------
Common Stock                Lazard European                 1,050,800                  5.6%
                            Technologies
                            Opportunities Ltd.
                            Bank of Bermuda Building
                            6 Front Street, Hamilton
                            H11, Bermuda
-------------------------------------------------------------------------------------------------------
Common Stock                Andersen Maria Burrows            840,000                  4.5%
                            Le Corail, 17 Rue Sadi
                            Carrot
                            F-06600 Antibes
                            France
=======================================================================================================

The following table sets forth specified information with respect to the beneficial ownership of the Company's common stock as of September 30, 2002 by shares and percentages beneficially owned. Under the rules of the United States Securities and Exchange Commission, beneficial ownership includes shares over which the named stockholder exercises voting control or investment power. Shares of common stock subject to options or warrants that are currently exercisable or will become exercisable within sixty days from September 30, 2002 are deemed outstanding for purposes of the ownership of the person holding the option or warrant, but are not deemed outstanding for purposes of computing the ownership percentage of any other person. Unless indicated otherwise in the footnotes below, each person's address is the Company's principal place of business.

=======================================================================================================
                                                    TOTAL NUMBER OF SHARES
NAME                                                BENEFICIALLY OWNED                PERCENT OF CLASS
-------------------------------------------------------------------------------------------------------
Directors
-------------------------------------------------------------------------------------------------------
Lawrence Becerra (1)                                140,703                           *
-------------------------------------------------------------------------------------------------------
John Bolegoh (2)                                     51,372                           *
-------------------------------------------------------------------------------------------------------
William Cronin (3)                                  165,996                           *
-------------------------------------------------------------------------------------------------------
Robert Rudman (4)                                   452,667                           2.42%
-------------------------------------------------------------------------------------------------------

Named Executive Officers who are not Directors
-------------------------------------------------------------------------------------------------------
Ian Bateman (5)                                     142,001                           *
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Total Directors/Executive Officers                  952,739                           5.09%
(9 persons) (6)
=======================================================================================================

* Represents less than 1% of the Company's outstanding stock

(1) Mr. Becerra has incentive stock options for the right to purchase up to an aggregate of 85,000 shares of common stock and warrants for the right to purchase up to an aggregate of 41,203 shares of common stock. The options and warrants are immediately exercisable. Mr. Becerra's address is 32 Meadow Bank, Primrose Hill, London, United Kingdom NW33AY.

(2) Includes 12,990 Common Shares owned by Mr. Bolegoh's wife and children. Mrs. Bolegoh has sole voting and dispositive power with respect to her shares, and Mr. Bolegoh disclaims beneficial ownership of such shares. Mr. Bolegoh has incentive stock options for the right to purchase up to an aggregate of 15,900 shares of common stock. The options vest over time and currently 14,768 are immediately exercisable.

(3) Mr. Cronin has incentive stock options for the right to purchase an aggregate of 78,750 shares of common stock. The options are immediately exercisable. Mr. Cronin's address is 180 Concord Dr. Madison, Connecticut, United States 06443.

(4) Mr. Rudman is also a Named Executive Officer. Mr. Rudman has incentive stock options for the right to purchase 619,000 shares of common stock. The options vest over time and currently 421,000 options are immediately exercisable.

(5) Mr. Bateman has incentive stock options for the right to purchase 245,000 shares of common stock. The options vest over time and currently 142,001 options are immediately exercisable. Mr. Bateman's address is 56 Upper End, Chaddleworth, NR Newbury, Berkshire, England RG20 7DY.

(6) Based on beneficial shares owned, directly or indirectly, or over which control or direction is exercised at September 30, 2002. The issued and outstanding Common Shares of the Company at September 30, 2002 were 18,711,369.

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of September 30, 2002.

EQUITY COMPENSATION PLAN INFORMATION


==========================================================================================================
PLAN CATEGORY             NUMBER OF SECURITIES TO BE        WEIGHTED AVERAGE          NUMBER OF SECURITIES
                          ISSUED UPON EXERCISE OF           EXERCISE PRICE OF         REMAINING AVAILABLE
                          OUTSTANDING OPTIONS, WARRANTS     OUTSTANDING OPTIONS       FOR FUTURE ISSUANCE
                          AND RIGHTS                        WARRANTS AND RIGHTS
----------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
stockholders                         2,189,250                      2.30                  36,400
----------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
stockholders                            41,203                      1.91                     Nil
----------------------------------------------------------------------------------------------------------
Total                                2,230,453                      2.29                  36,400
==========================================================================================================


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Becerra is a principal of West Sussex Trading Inc. During the year ended July 31, 2002 the Company paid West Sussex Trading Inc. $115,900 for consulting services and financing fees on the private sales of its common stock and issued 46,900 share purchase warrants at an exercise price of $1.70, expiring on January 18, 2005 for financing services. During the year ended July 31, 2001, the Company paid West Sussex Trading Inc. $78,510 for consulting services.

Mr. Pinsky is a partner of Clark, Wilson. He resigned as a director of the Company on July 11, 2002. During the years ended July 31, 2002 and 2001 the Company paid to Clark, Wilson $98,752 and $79,858, respectively, for legal services.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         Consolidated Financial Statements. See "Index" on Page F-1

         Auditor's Report, dated September 13, 2002;

         Consolidated Balance Sheets at July 31, 2002 and July 31, 2001;

         Consolidated Statements of Operations and Deficit for the Years Ended July 31, 2002, July 31, 2001 and July 31, 2000;

         Consolidated Statements of Stockholders' Equity and Comprehensive Income (loss) for the Years Ended July 31, 2002, July 31, 2001 and July 31, 2000;

         Consolidated Statements of Cash Flows for the Years Ended July 31, 2002, July 31, 2001 and July 31, 2000;

         Notes to Consolidated Financial Statements.

Exhibits. See "Exhibit Index"

(b)      Reports on form 8-K.

         On September 6, 2001, the Company filed a current report on Form 8-K relating to a news release issued September 5, 2001 regarding the restructuring of its strategic alliance with TRW Inc.

         On November 21, 2001, the Company filed a current report on Form 8-K relating to a news release issued November 16, 2001 regarding the arrangement of a private placement.

         On May 15, 2002, the Company filed a current report on Form 8-K relating to a news release issued May 13, 2002 regarding an agreement in principle with Visteon for tire pressure monitoring products.

         On May 17, 2002, the Company filed a current report on Form 8-K relating to a news release issued May 16, 2002 regarding the recruitment of a Chief Operating Officer.

         On July 31, 2002, the Company filed a current report on Form 8-K relating to a news release issued on July 31, 2002 regarding completion of a warrant offering and a private placement.

ITEM 14.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days prior to the date of filing of this Annual Report on Form 10-KSB. Management believes that the Company's current internal controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC, and that such information is accumulated and communicated to the Company's CEO and CFO as appropriate to allow timely decisions to be made regarding required disclosure.

As of September 30, 2002, there were no significant corrective actions taken by the Company or other changes made to these internal controls. Management of the Company does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SMARTIRE SYSTEMS INC.


                                    By:      /s/ ROBERT V. RUDMAN
                                             --------------------------
                                             Robert V. Rudman, CA
                                             President, Chairman and
                                             Chief Executive Officer

Date: October 25, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 25, 2002:


NAME                                           TITLES
----                                           ------

/s/ ROBERT V. RUDMAN                           Director, President, Chairman and
---------------------                          Chief Executive Officer
Robert V. Rudman                               (Principal Executive Officer)


/s/ JEFF FINKELSTEIN                           Chief Financial Officer
---------------------                          (Principal Financial Officer and
Jeff Finkelstein                               Principal Accounting Officer)


/s/ JOHN I. BOLEGOH                             Director, and Technical Support
---------------------                           Manager
John I. Bolegoh


/s/ WILLIAM CRONIN                              Director
---------------------
William Cronin

                                  CERTIFICATION

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Rudman, certify that:

1. I have reviewed this annual report on Form 10-KSB of SmarTire Systems Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 25, 2002


/s/ Robert Rudman
-----------------------------------------
Robert Rudman
President and Chief Executive Officer



I, Jeff Finkelstein, certify that:

1. I have reviewed this annual report on Form 10-KSB of SmarTire Systems Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 25, 2002


/s/ Jeff Finkelstein, C.A.
-----------------------------------------
Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Rudman, President and Chief Executive Officer of SmarTire Systems Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of SmarTire Systems Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of SmarTire Systems Inc. as of, and for, the periods presented in this annual report;

4. SmarTire Systems Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the SmarTire Systems Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of SmarTire Systems Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The SmarTire Systems Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to the SmarTire Systems Inc.'s auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect SmarTire Systems Inc.'s ability to record, process, summarize and report financial data and have identified for SmarTire Systems Inc.'s auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in SmarTire Systems Inc.'s internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 25, 2002


/s/ Robert Rudman
-----------------------------------------
Robert Rudman
President and Chief Executive Officer



I, Jeff Finkelstein, Chief Financial Officer of SmarTire Systems Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of SmarTire Systems Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of SmarTire Systems Inc. as of, and for, the periods presented in this annual report;

4. SmarTire Systems Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the SmarTire Systems Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of SmarTire Systems Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The SmarTire Systems Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to the SmarTire Systems Inc.'s auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect SmarTire Systems Inc.'s ability to record, process, summarize and report financial data and have identified for SmarTire Systems Inc.'s auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in SmarTire Systems Inc.'s internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 25, 2002


/s/ Jeff Finkelstein
-----------------------------------------
Jeff Finkelstein
Chief Financial Officer

                      Consolidated Financial Statements
                      (Expressed in United States dollars)



                      SMARTIRE SYSTEMS INC.



                      Years ended July 31, 2002, 2001 and 2000

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

The Company's independent auditors, KPMG LLP, have examined the consolidated financial statements and their report follows.


/s/ Robert V. Rudman                        /s/ Jeff Finkelstein
--------------------------                  --------------------------
Robert V. Rudman                            Jeff Finkelstein
CHIEF EXECUTIVE OFFICER                     CHIEF FINANCIAL OFFICER

AUDITORS' REPORT

To the Board of Directors of SmarTire Systems Inc.

We have audited the consolidated balance sheets of SmarTire Systems Inc. as at July 31, 2002 and 2001 and the consolidated statements of operations and deficit, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three year period ended July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

With respect to the consolidated financial statements for the years ended July 31, 2002 and 2001, we conducted our audits in accordance with Canadian generally accepted auditing standards and United States generally accepted accounting standards. With respect to the consolidated financial statements for the year ended July 31, 2000, we conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three year period ended July 31, 2002 in accordance with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP
Chartered Accountants

Vancouver, Canada
September 13, 2002, except as to note 14
   which is as of October 7, 2002


COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA - U.S. REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1 to the financial statements. Our report to the board of directors dated September 13, 2002, except as to note 14 which is as of October 7, 2002, is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.


/s/ KPMG LLP
Chartered Accountants

Vancouver, Canada
September 13, 2002, except as to note 14
   which is as of October 7, 2002

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

July 31, 2002 and 2001


                                                                          2002               2001
                                                                      ------------      ------------
ASSETS

Current assets:
        Cash and cash equivalents                                     $    525,968      $  2,930,257
        Receivables, net of allowance for doubtful accounts
           of nil (2001 - $46,232)                                         188,294           189,472
        Inventory (note 3)                                               1,277,953         1,477,751
        Prepaid expenses                                                   374,731            85,470
                                                                      ------------      ------------
                                                                         2,366,946         4,682,950

Fixed assets (note 4)                                                      625,182           706,149

Other assets (note 5)                                                    3,757,473         1,508,740
                                                                      ------------      ------------

                                                                      $  6,749,601      $  6,897,839
                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued liabilities                      $  1,110,555      $    782,690
        Promissory note payable (note 5)                                 1,350,000                --
                                                                      ------------      ------------
                                                                         2,460,555           782,690
Stockholders' equity:
        Share capital (note 7):
           Preferred shares, par value $1,000 Cdn per share
              20,000 shares authorized
                 Issued and outstanding: none
           Common shares, without par value
              200,000,000 shares authorized
           18,711,369 shares issued and outstanding at
              July 31, 2002 (2001 - 15,159,369)                         42,514,482        37,566,083
        Additional paid-in capital                                         885,461           683,462
        Deferred stock compensation                                        (17,005)          (40,773)
        Deficit                                                        (38,116,601)      (31,287,425)
        Accumulated other comprehensive loss                              (977,291)         (806,198)
                                                                      ------------      ------------
                                                                         4,289,046         6,115,149
                                                                      ------------      ------------
                                                                      $  6,749,601      $  6,897,839
                                                                      ============      ============
Commitments and contingencies (note 12)
Subsequent event (note 14)

See accompanying notes to consolidated financial statements.


Approved on behalf of the Board:



/s/ Robert V. Rudman       Director         /s/ Bill Cronin            Director
---------------------------                 ---------------------------
Robert V. Rudman                            Bill Cronin

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations and Deficit
(Expressed in United States dollars)

Years ended July 31, 2002, 2001 and 2000

                                                      2002              2001              2000
                                                  ------------      ------------      ------------
Revenue                                           $  1,012,344      $    779,611      $    747,738

Cost of goods sold                                     699,955           385,897           339,722
                                                  ------------      ------------      ------------
                                                       312,389           393,714           408,016

Expenses:
        Depreciation and amortization                1,152,378           446,096           177,690
        Engineering, research and development        1,727,606         1,485,874         1,416,992
        General and administrative                   2,631,215         2,701,621         3,421,844
        Marketing                                    1,527,644         1,744,004         2,057,937
                                                  ------------      ------------      ------------
                                                     7,038,843         6,377,595         7,074,463
                                                  ------------      ------------      ------------

Loss from operations                                (6,726,454)       (5,983,881)       (6,666,447)

Other income (expenses):
        Gain on sale of investment (note 6)                 --                --         8,343,487
        Interest income                                 18,735           359,799           212,203
        Interest expense                              (145,472)               --                --
        Foreign exchange gain                           24,015           117,063            15,935
                                                  ------------      ------------      ------------
                                                      (102,722)          476,862         8,571,625
                                                  ------------      ------------      ------------

Net earnings (loss)                               $ (6,829,176)     $ (5,507,019)     $  1,905,178
                                                  ============      ============      ============

Weighted average number of common shares:
        Basic                                       16,743,977        14,296,240        13,159,385
        Diluted                                     16,743,977        14,296,240        13,296,988
                                                  ============      ============      ============

Earnings (loss) per share:
        Basic                                     $      (0.41)     $      (0.39)     $       0.14
        Diluted                                          (0.41)            (0.39)             0.14
                                                  ============      ============      ============

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (Expressed in United States dollars)

Years ended July 31, 2002, 2001 and 2000

                                                                                           Accumulated
                                                                  Deferred                    other                       Compre-
                                 Common shares        Additional    stock                    compre-                      hensive
                            -----------------------    paid-in     compen-                   hensive     Stockholders'     income
                              Shares       Amount      capital     sation      Deficit        loss          equity         (loss)
                            ----------   ----------   ----------  --------   -----------   -----------   -------------   ----------
                                              $           $           $           $             $              $             $
Balance, July 31,
  1999                      11,042,447   29,763,110         --          --   (27,685,584)   (368,879)     1,708,647     (11,276,389)
                            ----------   ----------    -------    --------   -----------    --------      ---------     -----------
Issuance of common
  shares for cash upon
  private placements,
  net of issuance costs
  of $507,824                3,415,250    6,139,773         --          --            --          --      6,139,773              --
Fair value of warrants
  issued on private
  placement
  (note 7(b)(ii))                   --           --    182,903          --            --          --        182,903              --
Compensation expense
  on options granted
  to contractors                    --           --    398,539          --            --          --        398,539              --
Exercise of stock
  options for cash               1,600        3,200         --          --            --          --          3,200              --
Issuance of common
  shares on purchase
  of shares of Transense
  Technologies plc
  (note 6)                      25,000       37,500         --          --            --          --         37,500              --
Remuneration paid in
  shares, at their
  market value                  13,500       22,000         --          --            --          --         22,000              --
Net earnings                        --           --         --          --     1,905,178          --      1,905,178       1,905,178
Translation adjustment              --           --         --          --            --    (164,395)      (164,395)       (164,395)
                            ----------   ----------    -------    --------   -----------    --------      ---------     -----------
Balance at July 31,
  2000                      14,497,797   35,965,583    581,442          --   (25,780,406)   (533,274)    10,233,345       1,740,783
                            ----------   ----------    -------    --------   -----------    --------      ---------     -----------
Exercise of stock
  options for cash              11,500       23,000         --          --            --          --         23,000              --
Exercise of warrants
  for cash                     160,000      240,000         --          --            --          --        240,000              --
Issuance of common
  shares on purchase of
  license from TRW Inc.
  (note 5)                     490,072    1,337,500         --          --            --          --      1,337,500              --
Deferred compensation
  expense related to
  stock option plans
  (note 7(c))                       --           --    102,020    (102,020)           --          --             --              --
Compensation expense
  (note 7(c))                       --           --         --      61,247            --          --         61,247
Loss for the period                 --           --         --          --    (5,507,019)         --     (5,507,019)     (5,507,019)
Translation adjustment              --           --         --          --            --    (272,924)      (272,924)       (272,924)
                            ----------   ----------    -------    --------   -----------    --------      ---------     -----------
Balance at July 31,
  2001                      15,159,369   37,566,083    683,462     (40,773)  (31,287,425)   (806,198)     6,115,149      (5,779,943)
                            ----------   ----------    -------    --------   -----------    --------      ---------     -----------
Issuance of common
  shares for cash upon
  private placements,
  net of issuance costs
  of $551,569
  (note 7(b)(i))             3,352,000    4,650,289         --          --            --          --      4,650,289              --
Exercise of warrants
  for cash, net of
  issuance costs of
  $10,890 (note 7(b)(i))       200,000      298,110         --          --            --          --        298,110              --
Fair value of warrants
   issued on private
   placement
   (note 7(b)(i))                   --           --    206,340          --            --          --        206,340              --
Forfeiture of stock
  options                           --           --     (4,341)      4,341            --          --             --              --
Compensation expense                --           --         --      19,427            --          --         19,427              --
Loss for the period                 --           --         --          --    (6,829,176)         --     (6,829,176)     (6,829,176)
Translation adjustment              --           --         --          --            --    (171,093)      (171,093)       (171,093)
                            ----------   ----------    -------    --------   -----------    --------      ---------     -----------
Balance at July 31,
  2002                      18,711,369   42,514,482    885,461     (17,005)  (38,116,601)   (977,291)     4,289,046      (7,000,269)
                            ==========   ==========    =======    ========   ===========    ========      =========     ===========

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended July 31, 2002, 2001 and 2000

                                                              2002            2001             2000
                                                          -----------      -----------      -----------
Cash provided by (used for):

Operating activities:
        Net earnings (loss)                               $(6,829,176)     $(5,507,019)     $ 1,905,178
        Items not affecting cash:
             Depreciation and amortization                  1,152,378          446,096          177,690
             Gain on sale of investment (note 6)                   --               --       (8,343,487)
             Stock-based compensation                          19,427           61,247          420,539
        Change in non-cash working capital:
             Receivables                                       (5,266)        (115,379)         672,584
             Inventory                                        151,249       (1,310,788)         (26,950)
             Prepaid expenses                                (294,769)          15,963          (17,790)
             Accounts payable and accrued liabilities         346,652          301,335         (783,418)
                                                          -----------      -----------      -----------
        Net cash used in operating activities              (5,459,505)      (6,108,545)      (5,995,654)

Investing activities:
        Purchase of capital assets                           (164,886)        (332,832)        (446,701)
        Purchase of investment (note 6)                            --               --         (955,330)
        Purchase of other asset (note 5)                     (500,000)        (400,000)              --
        Redemption of short-term investments                       --               --        1,381,448
        Net proceeds on sale of investment (note 6)                --               --        9,336,317
                                                          -----------      -----------      -----------
        Net cash provided by (used in) investing
           activities                                        (664,886)        (732,832)       9,315,734

Financing activities:
        Issuance of common shares                           5,165,629          263,000        6,325,876
        Repayment of promissory note (note 5)              (1,450,000)              --               --
                                                          -----------      -----------      -----------
        Net cash provided by financing activities           3,715,629          263,000        6,325,876

Effect of exchange rate differences on cash
     and cash equivalents                                       4,473         (244,429)        (173,571)
                                                          -----------      -----------      -----------
Net increase (decrease) in cash and cash
     equivalents                                           (2,404,289)      (6,822,806)       9,472,385

Cash and cash equivalents, beginning of year                2,930,257        9,753,063          280,678
                                                          -----------      -----------      -----------
Cash and cash equivalents, end of year                    $   525,968      $ 2,930,257      $ 9,753,063
                                                          ===========      ===========      ===========

Supplementary information:
        Interest paid                                     $    92,093      $    12,408      $    15,903
Non-cash investing and financing activities:
        Purchase of investment through issuance of
           common shares                                           --               --           37,500
        Purchase of other asset through issuance of
           promissory note                                  2,800,000               --               --
        Purchase of other asset through issuance of
           common shares                                           --        1,337,500               --
        Warrants issued for financing services on
           private placement                                  206,340               --          182,903
        Shares issued for financing services on
           private placement                                   28,358               --               --
                                                          ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2002, 2001 and 2000

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

         The Company is continuing to develop its products and markets. The Company has incurred recurring operating losses and has a deficit of $38,116,601 and a working capital deficiency of $93,609 as at July 31, 2002. Since 1998, the Company has raised approximately $28,000,000 through ten private placements to fund its operations. The Company requires immediate additional financing to fund its operations and meet its overdue and maturing debt obligation. (see note 5).

         The Company is pursuing various alternatives for private placements and public financings to meet its immediate and long-term financial requirements. Subsequent to year end, the Company realized $750,000 on completion of a private placement (note 14). There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

         (f)  Other assets:

              Other assets includes the license to manufacture and sell tire monitoring systems to the original equipment vehicle manufacturers (note 5). Other assets are recorded at cost and are being amortized over five years on a straight-line basis.

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

         (i)  Earnings (loss) per share:

              Basic earnings (loss) per share computations are based on the weighted average number of shares outstanding during the year. If in a period the Company had outstanding dilutive stock options and warrants, diluted earnings (loss) per share is calculated using the treasury stock method.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         (j)  Income taxes:

              The Company accounts for income taxes in accordance with the asset and liability method. Under this method, deferred income taxes are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts and their respective income tax bases and for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. Deferred income tax assets are evaluated and if their realization is not considered to be "more likely than not", a valuation allowance is provided.

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

              Amounts reported in Canadian dollars have been translated into U.S. dollars as follows: assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date and revenue and expense items are translated at the average rates for the period. Unrealized gains and losses resulting from the translation into the reporting currency are accumulated in a cumulative other comprehensive loss, a separate component of stockholders' equity.

         (l)  Use of estimates:

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management at the date of the financial statements to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts to revenues and expenses during the reporting period. Significant areas requiring the use of estimates include estimating the net realizable value of inventory and the future cash flows for assessing the net recoverable amount of long-lived assets. Actual results may differ from those estimates.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         (m)  Stock-based compensation plans:

              The Company has elected under FAS 123, "Accounting for Stock-Based Compensation" to account for employee stock options using the intrinsic value method pursuant to Accounting Principles Board ("APB") Opinion No. 25, or "Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense under the Company's fixed option plans is recorded on the date of grant only if the market price of the underlying stock at the date of grant exceeds the exercise price. The pro forma stock compensation information required by FAS 123 is presented in note 8(d).

              The Company recognizes compensation expense for stock options, common stock and other instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are performed and the instrument earned.

              If the exercise price of employee stock option award is not fixed in the functional currency of the Company or in the currency the employee is paid, the award is accounted for as a variable award until the award is exercised, forfeited, or expires unexercised. The Company measures compensation as the amount by which the quoted market value of the common shares of the Company's stock covered by the grant exceeds the option price with changes in the market price included in the measurement of loss.

         (n)  Comprehensive income:

              Under SFAS 130, "Reporting Comprehensive Income", the Company is required to report comprehensive income, which includes net earnings as well as changes in equity from non-owner sources. The other changes in equity included in comprehensive income for the periods presented comprise the foreign currency cumulative translation adjustments. Accumulated other comprehensive income
              (loss) is presented in the consolidated financial statements of stockholders' equity and comprehensive income (loss).

         (o)  Comparative figures:

              Certain comparative figures have been reclassified to conform with the financial statement presentation adopted in the current year.


3.       INVENTORY:

                                                2002           2001
                                            ----------     ----------
         Raw materials                      $  143,368     $  823,366
         Work in progress                           --        351,516
         Finished goods                      1,134,585        302,869
                                            ----------     ----------
                                            $1,277,953     $1,477,751
                                            ==========     ==========

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

4.       FIXED ASSETS:

                                                                   Accumulated    Net book
         2002                                            Cost      amortization    value
         ----                                         ----------   ------------   --------
         Computer hardware and software               $  503,407     $307,693     $195,714
         Office and shop equipment                       764,573      438,806      325,767
         Leasehold improvements                          170,997       67,296      103,701
                                                      ----------     --------     --------
                                                      $1,438,977     $813,795     $625,182
                                                      ==========     ========     ========


                                                                   Accumulated    Net book
         2001                                            Cost      amortization    value
         ----                                         ----------   ------------   --------
        Computer hardware and software                $  429,985     $247,955     $182,030
        Office and shop equipment                        715,567      325,278      390,289
        Leasehold improvements                           176,973       43,143      133,830
                                                      ----------     --------     --------
                                                      $1,322,525     $616,376     $706,149
                                                      ==========     ========     ========


5.       OTHER ASSETS:

         On August 31, 2001, the Company and TRW Inc. entered into an agreement to restructure their strategic alliance. Under the terms of restructuring, SmarTire and TRW agreed to terminate a number of agreements. The Company now has the right to manufacture and sell tire monitoring systems to the original equipment vehicle manufacturers market ("OEM"). Consideration consisted of a promissory note of $2.8 million, carrying an interest rate of 6% per annum plus cash of $500,000. The promissory note is secured by personal property and assets of the Company, including equipment, inventory, accounts receivable, intangibles and other personal property. The principal amount of the note is to be paid in installments accompanied by accrued interest to the date of each payment. The Company made three principal payments, totaling $1,450,000 in the aggregate, together with accrued interest, under the promissory note during the year ended July 31, 2002.

         The remaining principal payments are repayable as follows:

         June 28, 2002                                            $450,000
         September 30, 2002                                        450,000
         December 13, 2002                                         450,000


         Subsequent to year end, TRW Inc. granted an extension to the Company to make the balance of the principal payments (note 14).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

5.       OTHER ASSETS (CONTINUED):

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

         The rights are being amortized over five years on a straight-line basis.

                                                                     Accumulated     Net book
         2002                                            Cost       amortization      value
         ----                                         ----------    ------------    ----------
         OEM - most medium and heavy duty
            trucks                                    $1,737,500     $  612,606     $1,124,894
         OEM - all other vehicles                      3,300,000        667,421      2,632,579
                                                      ----------     ----------     ----------
                                                      $5,037,500     $1,280,027     $3,757,473
                                                      ==========     ==========     ==========

                                                                     Accumulated     Net book
         2001                                            Cost       amortization      value
         ----                                         ----------    ------------    ----------
         OEM - most medium and heavy duty
            trucks                                    $1,737,500     $  228,760     $1,508,740
                                                      ==========     ==========     ==========


6.       GAIN ON SALE OF INVESTMENT:

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

7.       SHARE CAPITAL:

         (a) Authorized capital was increased by 181,251 common shares in 2001, increasing the authorized capital to 200,000,000 common shares without par value.

         (b) The subscribed and issued share capital of the Company is as follows:

              (i) For the year ended July 31, 2002, the Company realized net cash proceeds of $4,856,629 from the completion of three separate private placements, each effected pursuant to Regulation S under the Securities Act of 1933. In the first private placement, the Company issued and sold 1,830,000 units for net cash proceeds of $2,955,469. Each unit was issued at a price of $1.70 and consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share of the Company and is exercisable at a price of: (a) $2.30 if exercised on or before June 30, 2002; (b) $2.80 if exercised after June 30, 2002 and on or before February 28, 2003; and (c) $3.30 if exercised after February 28, 2003 but on or before October 31, 2003, on which date the warrant will expire. Advisors to the private placement were issued 58,100 share purchase warrants exercisable at a price of $1.70 and a cash commission of $149,770 plus expenses of $5,761. The warrants are exercisable over three years from the date of issuance. The estimated fair value of these warrants is recorded as a capital transaction as the services relate to an equity transaction by a charge against share capital and a corresponding credit to additional paid-in capital. The fair value of these warrants at the date of grant was $110,625.

                   In the second private placement, the Company issued and sold 750,000 common shares at a price of $1.75 per share for net cash proceeds of $1,173,660. Advisors to the private placement were issued 52,500 share purchase warrants exercisable at a price of $1.75 and a cash commission of $131,250 plus expenses of $7,590. The warrants are exercisable over three years from the date of issuance. The fair value of these warrants at the date of grant was $95,715.

                   In the third private placement, the Company issued and sold 750,000 common shares at a price of $1.00 per share for net cash proceeds of $727,500. Advisors to the private placement were issued 22,000 common shares plus a cash commission of $22,500. The fair value of these shares at the date issued was $28,358.

                   The Company also realized net proceeds of $298,110 from the exercise of 200,000 warrants. On May 19, 2002, 140,000 warrants were exercised at $1.50. On June 26, 2002, 60,000 warrants issued in the Company's first private placement in fiscal 2002 were repriced from $2.30 to $1.65 and exercised and an additional 30,000 share purchase warrants exercisable at a price of $2.80 per share were issued. The new warrants are exercisable over three years from the date of issuance. Advisors to the private placement earned a cash commission of $10,890.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

7.       SHARE CAPITAL (CONTINUED):

         (b) The subscribed and issued share capital of the Company is as follows (continued):

              (ii) During the year ended July 31, 2000, the Company agreed to issue warrants to purchase 119,717 common shares at $2.00 per share for consulting and advisory services rendered in connection with private placements. The warrants were all exercisable on July 31, 2001 and will expire between February 21, 2002 and March 31, 2003. The fair value of these warrants at the date of grant was $182,903.

                    The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option valuation model with the following assumptions:

                                                         2002      2001        2000
                                                       -------    ------     ----------
                    Expected dividend yield                 0%      --               0%
                    Expected stock price volatility       133%      --             196%
                    Risk-free interest rate              4.32%      --            6.03%
                    Expected life of warrants          3 years      --       2.65 years


              (iii) The Company completed various private placement transactions involving the sale of its common stock during the year ended July 31, 2000 for net proceeds of $6,322,676 from the issuance of 3,415,250 common shares at a price of $2.00 per share. Of the total shares sold, 1,505,000 were issued in October 1999 and an additional 1,910,250 were issued in March 2000.

              (iv) The exercise prices of warrants issued were not less than the market price of the Company's common shares at the date of issuance.

         (c)  Stock-based compensation plans:

              At July 31, 2002, the Company has five stock-based compensation plans that are described below.

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

              (iii) Under the "1999 Stock Incentive Plan" the Company may grant common shares to the employees based on the operating results and the market value of the shares of the Company. This plan does not specify a maximum number of common shares that could be granted. No shares have been issued under this plan.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

7.       SHARE CAPITAL (CONTINUED):

         (c)  Stock-based compensation plans (continued):

              (iii) Under the "1999 Stock Incentive Plan" the Company may grant common shares to the employees based on the operating results and the market value of the shares of the Company. This plan does not specify a maximum number of common shares that could be granted. No shares have been issued under this plan.

              (iv) Under the "2000 US Stock Incentive Plan" the Company may grant options to its employees for up to 200,000 common shares.

                    Under the "2000 Stock Incentive Plan" the Company may grant options to its employees for up to 800,000 common shares.

              The options currently outstanding under "1998 US Stock Incentive Plan" and "2000 Stock Incentive Plan" generally vest from two to four years, with the first 20% to 33% vesting at the date of grant and the balance vesting annually at each anniversary date of the grant thereafter. The exercise price of each option is based on the fair value of the common stock at the date of grant. These options have a five year term.

         A summary of fixed stock option transactions and balances during the three years ended July 31, 2001 is as follows:

                                                  2002                       2001                     2000
                                       -------------------------   -------------------------   -----------------------
                                                      Weighted                    Weighted                  Weighted
                                                       average                     average                   average
                                                      exercise                    exercise                  exercise
                                         Shares         price        Shares         price       Shares        price
                                       ---------     -----------   ---------     -----------   -------     -----------
         Outstanding, beginning        1,458,750        $ 3.20       997,625        $ 3.09     670,425        $ 3.47
            of year
               Options granted           484,700          2.88       498,600          3.44     674,500          2.78
               Options exercised              --            --       (11,500)        (2.00)     (1,600)        (2.00)
               Options forfeited        (266,200)        (3.40)      (25,975)        (2.99)   (345,700)        (3.35)
                                       ---------        ------     ---------        ------     -------        ------
          Outstanding, end of year     1,677,250        $ 3.08     1,458,750        $ 3.20     997,625        $ 3.09
                                       =========        ======     =========        ======     =======        ======

                                       Options outstanding                        Options exercisable
                             ----------------------------------------        ----------------------------
                                             Weighted
                                             average         Weighted                            Weighted
                                            remaining         average                             average
        Range of               Number      contractual       exercise           Number           exercise
        exercise prices      of shares         life            price         exercisable           price
        ----------------     ---------     -----------       --------        -----------         --------
        $1.65 - 2.89           917,458            2.46         $ 2.61            776,860           $ 2.65
        $2.90 - 4.69           759,792            3.24           3.65            363,903             3.26
        ----------------     ---------     -----------       --------        -----------         --------
        $1.65 - 4.69         1,677,250            2.81         $ 3.08          1,140,763           $ 2.85
        ================     =========     ===========       ========        ===========         ========

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

7.       SHARE CAPITAL (CONTINUED):

         (c)  Stock-based compensation plans (continued):

              The Company normally issues options to directors at fixed exercise prices. 120,000 options issued to directors and outstanding as at July 31, 2002 (2001 - 90,000) vest immediately, but if not exercised each year, there is an annual 20% increase in the exercise price until the options expire. For accounting purposes these options are considered to be variable in nature and compensation expense is recorded to the extent of increases in the market value of the underlying common shares as compared to the exercise price at each reporting period.

              Where options issued after January 18, 2001 have an exercise price in a currency that is not either the (a) functional currency of the Company, or (b) the currency in which the employee is paid, the options are to be accounted for as variable plan options and compensation expense will be recorded equal to changes in the market value of the underlying common shares at each reporting period. During the year ended July 31, 2002 and 2001, the Company granted options in U.S. dollars when the functional currency of the Company is the Canadian dollar. Most employees of the Company are paid in Canadian dollars or British pounds. Accordingly, these employee options are considered to be variable options.

              The compensation recovery (expense) for variable options for the year ended July 31, 2002 is $3,190 (2001 - ($3,190); 2000 - nil).
              In addition, compensation expense is recognized to the extent that options are granted having an exercise price less than the market price of the underlying common stock on the date of grant.

         (d)  Stock-based compensation:

              As explained in note 2(m), the Company has adopted only the disclosure provisions of FAS 123, to account for grants under the Company's existing employee stock based compensation plans. The exercise price of each option is based on the fair value of the common stock at the date of the grant Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards under those plans consistent with the measurement provisions of FAS 123, the Company's net earnings (loss) and earnings (loss) per share would have been adjusted as follows:

                                                                  2002            2001             2000
                                                              -----------      -----------      ----------
              Net earnings (loss):
                 As reported                                  $(6,829,176)     $(5,507,019)     $1,905,178
                 Pro forma                                     (7,886,498)      (6,762,702)      1,375,301
              Basic and diluted earnings (loss) per share:
                 As reported                                        (0.41)           (0.39)           0.14
                 Pro forma                                          (0.47)           (0.47)           0.10

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

7.       SHARE CAPITAL (CONTINUED):

         (d)  Stock-based compensation (continued):

              The Company recognizes the compensation expense at the date of granting the stock options on a straight-line basis over the vesting period.

              The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                          2002              2001          2000
                                                       ----------       ---------      ----------
              Expected dividend yield                          0%              0%              0%
              Expected stock price volatility                129%            220%            195%
              Risk-free interest rate                       4.35%           5.60%           5.89%
              Expected life of options                 1.67 years      2.00 years      3.80 years


              Weighted-average fair values of options granted during the year are as follows:


                                                                        2002         2001        2000
                                                                       -----        -----       -----
              Options whose exercise price at date of grant:
                  Equals the market price of stock                     $  --        $3.88       $  --
                  Exceeds the market price of stock                     2.07         3.04        1.64
                  Is less than the market price of stock                  --         3.25          --

         (e)  Warrants:

              As at July 31, 2002, warrants outstanding were exercisable for 2,030,317 (2001 - 309,717) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $1.70 to $2.80 per share and expire on various dates until June 27, 2005.

8.       FINANCIAL INSTRUMENTS:

         (a)  Fair value of financial instruments:

              The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities and promissory notes payable approximate their fair values due to being in a ready cash form or the short-term maturity of these instruments.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

8.       FINANCIAL INSTRUMENTS (CONTINUED):

         (c)  Foreign currency risk:

              The Company operates internationally which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. To July 31, 2002, the Company has not entered into derivatives or other hedging instruments to mitigate its foreign exchange risk.

9.       RELATED PARTY TRANSACTIONS:

         During the year ended July 31, 2002, the Company:

         (a) Paid $115,900 (2001 - $78,510) for consulting services and financing fees on the private sales of its common stock and issued 46,900 (2001 - nil) share purchase warrants at an exercise price of $1.70, expiring on January 18, 2005 for financing services to a company in which a director of the Company has significant influence. The director also received 15,000 (2001 - 15,000) options from the Company during the year.

         (b) Paid $98,752 (2001 - $79,858) for legal fees to a legal firm in which a former director (resigned in July 2002) of the Company is a partner.


10.      INCOME TAXES:

         (a)  Effective tax rate:

              The effective income tax rates differ from the Canadian statutory rates for the following reasons:


                                                                  2002                2001               2000
                                                              -----------         -----------        -----------
            Canadian statutory tax rate                              41.7%               45.6%             45.6%

            Computed tax expense                              $(2,847,766)        $(2,511,200)       $   868,761
            Foreign losses tax affected at lower rates            128,066             260,118            312,515
            Reduction in effective tax rates                      483,059           1,600,378                 --
            Permanent and other differences                       975,676             115,318         (1,304,630)
            Change in valuation allowance                       1,260,965             535,386            123,354
                                                              -----------         -----------        -----------
                                                              $        --         $        --        $        --
                                                              ===========         ===========        ===========

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

10.      INCOME TAXES (CONTINUED):

         (b)  Deferred tax assets and liabilities:


                                                                      2002                2001               2000
                                                                ------------        ------------       ------------
              Deferred tax assets:
                  Fixed and other assets, accounting
                      depreciation in excess of tax             $    519,987        $    328,787       $    560,308
                  Loss carryforwards                              11,472,671          10,137,211          9,084,020
                  Scientific research and development                319,525             352,985            435,823
                      expenses
                  Share issue costs                                  192,718             218,050            415,712
                  Others                                               1,150             208,053            213,837
                                                                ------------        ------------       ------------
              Total gross deferred tax assets                     12,506,051          11,245,086         10,709,700
              Valuation allowance                                (12,506,051)        (11,245,086)       (10,709,700)
                                                                ------------        ------------       ------------
              Net deferred tax assets                           $         --        $         --       $         --
                                                                ============        ============       ============

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

         For Canadian tax purposes, the Company has approximately $21,600,000 of non-capital losses for income tax purposes available at July 31, 2002 to reduce taxable income of future years. These losses will expire as follows:


         2003                                                        1,800,000
         2004                                                        2,300,000
         2005                                                        2,700,000
         2006                                                        6,400,000
         2007                                                          100,000
         2008                                                        3,600,000
         2009                                                        4,700,000
                                                                   -----------
                                                                   $21,600,000
                                                                   ===========


         Additionally, for Canadian tax purposes, the Company has scientific research and development expenditures of $898,000 available to reduce future taxable income indefinitely.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2002, 2002 and 2000

--------------------------------------------------------------------------------

10.      INCOME TAXES (CONTINUED):

         For United States tax purposes, the Company has approximately $5,400,000 of non-capital losses for income tax purposes available at July 31, 2002 to reduce taxable income of future years. These losses will expire as follows:


         2012                                                         $  100,000
         2013                                                          1,000,000
         2019                                                          1,800,000
         2020                                                          1,300,000
         2021                                                            400,000
         2022                                                            800,000
                                                                      ----------
                                                                      $5,400,000
                                                                      ==========

         For United Kingdom tax purposes, the Company has approximately $6,400,000 of non-capital losses for income tax purposes available at July 31, 2002 to reduce taxable income of future years. These losses may be carried forward indefinitely.


11.      EARNINGS (LOSS) PER SHARE:

         The weighted average number of shares outstanding used in the computation of earnings (loss) per share were as follows:

                                                            2002           2001           2000
                                                         ----------     ----------     ----------
         Weighted-average shares used in computation
            of basic earnings (loss) per share           16,743,977     14,296,240     13,159,385

         Weighted average shares from assumed
            conversion of dilutive warrants                      --             --        137,603

                                                         ----------     ----------     ----------
         Fully diluted weighted average number
            of common shares                             16,743,977     14,296,240     13,296,988
                                                         ==========     ==========     ==========


12.      COMMITMENTS AND CONTINGENCIES:

         (a) The Company is committed to the following payments under operating leases, and service agreements for premises and certain equipment and consultants:


              2003                                                      $355,769
              2004                                                       316,316
              2005                                                       316,316
              2006                                                       136,587
              2007                                                       120,226

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

12.      COMMITMENTS AND CONTINGENCIES (CONTINUED):

         (b) Cash and short-term investments are used to secure credit card advances in the amount of $40,777 (2001 - $41,340).

         (c) A former sales representative has advanced a claim against the Company with respect to procuring customer relationships on behalf of the Company. The Company does not believe that any commissions are owing with respect to the services provided by this representative. No accrual has been provided in these financial statements for this contingent liability.


13.      SEGMENTED INFORMATION:

         The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment.

         Substantially all revenue is derived from sales to United States and European customers. Geographic information is as follows:


                                            Revenue from
                                         external customers
                             ----------------------------------------
                                 2002           2001           2000
                             ----------       --------       --------
         United States       $  547,328       $581,514       $558,560
         Europe                 465,016        198,097        189,178
                             ----------       --------       --------
                             $1,012,344       $779,611       $747,738
                             ==========       ========       ========


         72% of the Company's fixed assets are in Canada and 28% are in Europe.

         Major customers, representing 10% or more of total sales, include:

                                               2002          2001          2000
                                            --------      --------      --------
         Customer A                         $ 27,995      $143,788      $106,098
         Customer B                           36,003       246,803       202,684
         Customer C                          143,487       126,742            --
         Customer D                          187,314            --            --

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

14.      SUBSEQUENT EVENTS:

         (a) On September 26, 2002 and October 4, 2002, the Company realized gross cash proceeds of $500,000 and $250,000 respectively from the issuance of 10% redeemable convertible notes of the Company plus 150,000 share purchase warrants from the completion of a private placement effected pursuant to Regulation S under the Securities Act of 1933. The agreements were signed on September 20, 2002 and the notes mature on December 20, 2002. Interest on these notes is payable when the notes are fully converted or redeemed. At the option of the Company, the Company may make interest payments and redeem the notes in cash or in shares of the Company's common stock. The conversion price of the notes is the lesser of:

              (i) an amount which is equal to seventy-five percent (75%) of the average of the three lowest Closing Bid Prices for the ten
                   (10) day period ending on the day before the Scheduled Maturity Date; or

              (ii) $1.00


              Each warrant entitles the holder to purchase one of the Company's common shares and is exercisable at a price of $1.25 on or before September 20, 2005, on which date the warrant will expire.

              The Company shall have the right to prepay all of the principal and accrued interest outstanding under the notes as follows:

              (i) for the period from September 20, 2002 until and including October 20, 2002, 110% multiplied by the principal amount of these notes plus all accrued and unpaid interest through the date of repayment;

              (ii) for the period from October 21, 2002 until and including
                   November 19, 2002, 115% multiplied by the principal amount of these notes plus all accrued and unpaid interest through the date of prepayment; and

              (iii) for the period from November 20, 2002 until and including
                   December 20, 2002, 120% multiplied by the principal amount of these notes plus all accrued and unpaid interest through the date of prepayment.

              The fair value of warrants using the Black-Scholes model and intrinsic value of the beneficial conversion feature is $684,000 and will be recorded as additional paid-in capital. The intrinsic value is the conversion price for the notes less the fair value of the underlying common shares at the date of the agreement. The remaining balance of $66,000 will be recorded as a liability. The carrying value of the liability will be accreted to the redemption value of the notes over the period from September 26, 2002 to its initial maturity date of December 20, 2002. The accretion amount would be charged to the statement of operations.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended July 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

14.      SUBSEQUENT EVENTS (CONTINUED):

         (a)  (Continued):

              Advisors to the private placement will be issued a commission of 8% on the face value of the notes and 60,000 share purchase warrants exercisable at a price equal to the conversion price of the convertible notes into common shares. The warrants are exercisable over three years from the date of issuance.

         (b) On October 7, 2002, the Company paid TRW Inc. $250,000. TRW Inc. granted the Company an extension to make the balance of the principal payments as follows:


              October 31, 2002                                         $650,000
              December 13, 2002                                         450,000

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

    3.7 Special Resolution and Altered Memorandum of UniComm Signal Inc. dated October 28, 1994 (1)

    3.8 Special Resolution and Altered Memorandum of UniComm Signal Inc. dated January 17, 1997 (1)

    3.9 Special Resolution and Altered Memorandum of SmarTire Systems Inc. dated November 17, 1995 (1)

    3.10 Special Resolution and Altered Memorandum of SmarTire Systems Inc. dated January 16, 1998 (1)

    3.11 Special Resolution and Altered Memorandum of SmarTire Systems Inc. dated December 5, 2000 (8)

    3.12 Substituted articles of SmarTire Systems Inc. adopted December 5, 2000 (8)

    10.1 Supply Agreement dated April 20, 1998 between the Company and TRW Inc. (1)(2)

    10.2 Technical Cooperation Agreement dated as of April 20, 1998 between the Company and TRW Inc. (1)(2)

    10.3 License Agreement dated as April 20, 1998 between the Company and TRW Inc. (1)(2)

    10.4 Product Licensing Agreement dated May 5, 1998 between the Company and Advantage Enterprises Inc. (2)(3)

    10.5 Distribution Agreement dated March 28, 1995 between the Company and the Haulpak Division of Komatsu Dresser Company (1)

    10.6 Letter Agreement dated December 4, 1996 between the Company and Pi Research Limited (1)

    10.7 ASIS Development 1 Purchase Contract between SensoNor asa, TRW Inc. and SmarTire Systems Inc. dated as of September 1, 1998 (4)

    10.8 Release and Settlement Agreement between SmarTire Systems Inc and Joseph Merback dated as of June 4, 1999 (4)

    10.9 Management agreement between the Company and Kevin Carlson dated as of August 1, 1999 (5)

    10.10 Management agreement between SmarTire USA Inc. and Mark Desmarais and SmarTire Systems Inc. dated as of June 1, 1999 (6)

    10.11 Management Agreement between the Company and Shawn Lammers dated as of August 1, 1999 (6)

    10.12 Management Agreement between the Company and Robert Rudman dated as of August 1, 1999 (6)

    10.13 Management Agreement between SmarTire Europe Limited and Ian Bateman dated as of December 9, 1999 (6)

    10.14 ASIS Development/Purchase Agreement dated as of December 13, 1999 between the Company and SensoNor ASA (6)(2)

    10.15 License Agreement dated September 20, 1999 between the Company and Transense Technologies plc (6)(2)

    10.16 Management agreement between the Company and Erwin Bartz dated as of January 3, 2001 (9)

    10.17 Assignment and Amendment agreement with TRW Inc. dated December 13, 2000 (7)(2)

    10.18 General Security agreement dated August 31, 2001 between the Company and TRW Inc. (10)(2)

    10.19 License agreement dated August 31, 2001 between the Company and TRW Inc. (10)(2)

    10.20 License agreement dated August 31, 2001 between TRW Inc. and the Company (10)(2)

    10.21 Secured Promising note dated August 31, 2001 between the Company and TRW Inc. (10)(2)

    10.22 Settlement and Release agreement dated August 31, 2001 between the Company and TRW Inc. (10)(2)

    10.23 Termination agreement dated August 31, 2001 between the Company and TRW Inc. (10)(2)

    10.24 Form of private placement subscription agreement between the Company and purchasers of securities in the Company's first private placement completed in January 2002 (11)

    10.25 Advisory fee payment and subscription agreement between the Company and West Sussex Trading, Inc. dated January 17, 2002 related to partial consideration paid under the Company's private placement completed in January 2002 (11)

    10.26 Advisory fee payment and subscription agreement between the Company and Seraph Capital AG dated February 12, 2002 related to partial consideration paid under the Company's private placement completed in January 2002 (11)

    10.27 Private placement subscription agreement between the Company and West LB Panmure Limited dated March 21, 2002 related to the Company's March 2002 private placement (11)

    10.28 Advisory fee payment and subscription agreement between the Company and Seraph Capital AG dated March 26, 2002 related to partial consideration paid under the Company's March 2002 private placement
            (11)

    10.29 Management agreement between the Company and Allan Kozak dated as of May 1, 2002**

    10.30   Memorandum of understanding between the Company and Visteon**

    10.31 Form of securities purchase agreement between the Company and purchasers of the 10% convertible redeemable promissory note due December 20, 2002**

    10.32 Form of 10% convertible redeemable promissory note due December 20, 2002**

    10.33 Form of share purchase warrants issued with the 10% convertible redeemable promissory note due on December 20, 2002**

    10.34 Advisory agreement between the Company and West Sussex Trading Inc. dated September 4, 2002**

    11.1    Computation of Earnings Per Share**

    **Filed Herewith

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

    (9) Incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on October 26, 2001.

    (10) Incorporated by reference to the Company's Form 10-KSB/A filed with the Securities and Exchange Commission on August 19, 2002.

    (11) Incorporated by reference to the Company's Form 10-QSB filed with the Securities and Exchange Commission on June 14, 2002.