Form 10QSB
period 2002-10-31
SMARTIRE SYSTEMS INC
filed 2002-12-13
CIK 1057293

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2002.

[ ] Transition report under section 13 or 15(d) of the Exchange Act for the transition period from _______ to ________

                         Commission file number 0-29248

                              SmarTire Systems Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        British Columbia, Canada                           Not Applicable
    -------------------------------                     -------------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

           150-13151 Vanier Place, Richmond, British Columbia, V6V 2J1
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 276-9884
                -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

As of November 30, 2002, the Company had 20,729,041 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes        No   X
    -----     -----

================================================================================

                              SMARTIRE SYSTEMS INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS

                CONSOLIDATED BALANCE SHEETS - OCTOBER 31, 2002 (UNAUDITED) AND JULY 31, 2002

                CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT (UNAUDITED) - THREE MONTHS ENDED October 31, 2002 AND OCTOBER 31, 2001.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) - OCTOBER 31, 2002 (UNAUDITED) AND JULY 31, 2002

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - THREE MONTHS ENDED OCTOBER 31, 2002 AND OCTOBER 31, 2001.

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

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire (Europe) Limited and SmarTire Technologies Inc. (the "Company" or "SmarTire") as of October 31, 2002 and for the three month periods ended October 31, 2002 and October 31, 2001 are attached hereto.

It is the opinion of management that the interim financial statements for the three months ended October 31, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Consolidated Financial Statements

(Expressed in United States dollars)

in accordance with United States Generally Accepted Accounting Principles


SMARTIRE SYSTEMS INC.


Periods ended October 31, 2002 and 2001

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

                                                            October 31,           July 31,
                                                                   2002               2002
                                                            (Unaudited)
                                                            ------------      ------------
ASSETS

Current assets:
    Cash and cash equivalents                               $     61,680      $    525,968
    Receivables, net of allowance for doubtful accounts
       of $nil (July 31, 2002 - $nil)                            312,402           188,294
    Inventory                                                  1,052,027         1,277,953
    Prepaid expenses                                             140,500           374,731
                                                            ------------      ------------
                                                               1,566,609         2,366,946

Fixed assets                                                     603,235           625,182

Other assets                                                   3,565,956         3,757,473
                                                            ------------      ------------
                                                            $  5,735,800      $  6,749,601
                                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                $  1,514,665      $  1,110,555
    Promissory note payable (note 3)                           1,100,000         1,350,000
    Convertible debentures (note 5)                              178,395                --
                                                            ------------      ------------
                                                               2,793,060         2,460,555

Stockholders' equity:
    Share capital (note 4):
       Preferred shares, par value $1,000 Cdn per share
          20,000 shares authorized
             Issued and outstanding; none
       Common shares, without par value
          200,000,000 shares authorized
          18,711,369 shares issued and outstanding at
          October 31, 2002 (July 31, 2002 -18,711,369)        42,514,482        42,514,482
    Additional paid-in capital                                 1,569,461           885,461
    Deferred stock compensation                                  (17,005)          (17,005)
    Deficit                                                  (40,186,974)      (38,116,601)
    Accumulated other comprehensive loss                        (937,224)         (977,291)
                                                            ------------      ------------
                                                               2,942,740         4,289,046
                                                            ------------      ------------
                                                            $  5,735,800      $  6,749,601
                                                            ============      ============

Operations   (note 2)
Contingency (note 7)

See accompanying notes to consolidated financial statements.

On behalf of the Board


/s/ Robert V. Rudman      Director                 /s/ Bill Cronin      Director
---------------------                              ---------------

SMARTIRE SYSTEMS INC.
Consolidated Statements of Loss and Deficit
(Expressed in United States Dollars)

(Unaudited)

                                                    Three Months Ended
                                                October 31,      October 31,
                                                   2002              2001
                                               ------------      ------------
Revenue                                        $    397,589      $    352,629

Cost of goods sold                                  317,745           247,924
                                               ------------      ------------
                                                     79,844           104,705
                                               ------------      ------------
Expenses:
     Depreciation and amortization                  294,431           243,836
     Engineering, research and development          262,560           305,728
     General and administrative                     909,724           706,238
     Marketing                                      520,132           426,397
                                               ------------      ------------
                                                  1,986,847         1,682,199
                                               ------------      ------------
Loss from operations                              1,907,003         1,577,494

Other income (expenses):
     Interest income                                  1,326            10,123
     Interest and finance charges (note 5)         (190,898)          (28,623)
     Foreign exchange gain (loss)                    26,202            (6,478)
                                               ------------      ------------
                                                   (163,370)          (24,978)
                                               ------------      ------------
Net loss                                          2,070,373         1,602,472

Deficit, beginning of period                     38,116,601        31,287,425
                                               ------------      ------------
Deficit, end of period                         $ 40,186,974      $ 32,889,897
                                               ============      ============

Basic and diluted loss per share               $       0.11      $       0.11
                                               ============      ============
Weighted average shares used in the
computation of basic and diluted
loss per share                                   18,711,369        15,159,369
                                               ============      ============

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss (Expressed in United States dollars)

Three months ended October 31, 2002 (unaudited) and year ended July 31, 2002 (audited)

                                                                                   Accumulated
                            Common Shares   Additional     Deferred                      other
                       --------------------   paid-in         stock              comprehensive Stockholders' Comprehensive
                          Shares     Amount   capital  compensation    Deficit            loss   equity         loss
                       ---------- ---------- --------- ------------ -----------  ------------- ------------- -------------
                                        $                   $            $           $               $             $
Balance at July 31,
 2001                  15,159,369 37,566,083   683,462   (40,773)   (31,287,425)  (806,198)      6,115,149    (5,779,943)
                       ---------- ---------- ---------   -------    -----------  ---------       ---------    ----------
Issuance of common
 shares for cash
 upon private
 placements, net of
 issuance costs
 of $551,569            3,352,000  4,650,289        --        --             --         --       4,650,289            --
Exercise of warrants
 for cash, net of
 issuance
 costs of $10,890         200,000    298,110        --        --             --         --         298,110            --
Fair value of
 warrants issued
 on private placement          --         --   206,340        --             --         --         206,340            --
Forfeiture of stock
 options                       --         --    (4,341)    4,341             --         --              --            --
Compensation expense           --         --        --    19,427             --         --          19,427            --
Loss for the period            --         --        --        --     (6,829,176)        --      (6,829,176)   (6,829,176)
Translation adjustment         --         --        --        --             --   (171,093)       (171,093)     (171,093)
                       ---------- ---------- ---------   -------    -----------  ---------       ---------    ----------
Balance at July 31,
 2002                  18,711,369 42,514,482   885,461   (17,005)   (38,116,601)  (977,291)      4,289,046    (7,000,269)
                       ---------- ---------- ---------   -------    -----------  ---------       ---------    ----------

Issuance of convertible
 debentures for cash
 upon private placement
 (note 5)                      --         --   684,000        --             --         --         684,000            --

Loss for the period            --         --        --        --     (2,070,373)        --      (2,070,373)   (2,070,373)

Translation adjustment         --         --        --        --            --      40,067          40,067        40,067
                       ---------- ---------- ---------   -------    -----------  ---------       ---------    ----------
Balance at October 31,
 2002                  18,711,369 42,514,482 1,569,461   (17,005)   (40,186,974)  (937,224)      2,942,740    (2,030,306)
                       ========== ========== =========   =======    ===========  =========      ==========    ==========

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Unaudited)
Three months ended October 31, 2002 and 2001

                                                                  2002              2001
                                                              -----------      -----------
Cash provided by (used for):

Operating activities:
        Net loss                                              $(2,070,373)     $(1,602,472)
        Items not affecting cash:
             Depreciation and amortization                        294,431          243,836
             Compensation expense                                      --            5,097
             Interest expense (note 5)                            112,395               --
        Change in non-cash working capital:
             Receivables                                         (120,264)         (99,878)
             Inventory                                            243,124         (130,199)
             Prepaid expenses                                     308,735          (25,833)
             Accounts payable and accrued liabilities             301,614          (44,680)
                                                              -----------      -----------
        Net cash used in operating activities                    (930,338)      (1,654,129)

Investing activities:
        Purchase of capital assets                                (17,343)         (39,409)
        Purchase of other asset                                        --         (500,000)
                                                              -----------      -----------
        Net cash used in investing activities                     (17,343)        (539,409)

Financing activities:
        Net proceeds from convertible debentures (note 5)         745,248               --
        Repayment of promissory note (note 3)                    (250,000)              --
                                                              -----------      -----------
        Net cash provided by financing activities                 495,248               --

Effect of exchange rate differences on cash
     and cash equivalents                                         (11,855)          11,330
                                                              -----------      -----------
Net decrease in cash and cash equivalents                        (464,288)      (2,182,208)

Cash and cash equivalents, beginning of period                    525,968        2,930,257
                                                              -----------      -----------

Cash and cash equivalents, end of period                      $    61,680      $   748,049
                                                              ===========      ===========
Supplementary information:
        Interest paid                                         $     4,002      $    28,623
Non-cash investing and financing activities:
        Purchase of other asset through issuance of
           Promissory note                                             --        2,800,000
        Financing fees payable on convertible debentures           60,000               --
                                                              ===========      ===========

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three months ended October 31, 2002 and 2001

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

      The Company is continuing to develop its products and markets. The Company has incurred recurring operating losses and has a deficit of $40,186,974 and a working capital deficiency of $1,226,451 as at October 31, 2002. Since 1998, the Company has raised approximately $28,750,000 through eleven private placements to fund its operations. The Company requires immediate additional financing to fund its operations and meet its overdue and maturing debt obligation. (see note 3).

      The Company is pursuing various alternatives for private placements and public financings to meet its immediate and long-term financial requirements. Subsequent to quarter end, the Company realized $250,000 on completion of a private placement and $184,000 on the private placement of a convertible debenture (note 9). There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three months ended October 31, 2002 and 2001

--------------------------------------------------------------------------------

3.    PROMISSORY NOTE PAYABLE:

      The remaining principal repayments as at October 31, 2002 were originally due as follows:

        June 28, 2002                                                   $200,000
        September 30, 2002                                               450,000
        December 13, 2002                                                450,000


      Subsequent to October 31, 2002, TRW Inc. granted an extension to the Company to make the balance of the overdue principal payments plus accrued interest to November 30, 2002. The Company missed the November principal payment of $650,000 plus accrued interest and is in the process of renegotiating this payment.


4.    SHARE CAPITAL:


      (a) A summary of stock option transactions and balances during the period ended October 31, 2002 is as follows:

                                                              Weighted
                                                               average
                                             Options          exercise
                                           Outstanding          price
                                           -----------        --------
           Balance at July 31, 2002         1,677,250          $ 2.85
           Options granted                    586,000            1.69

           Options forfeited                  (40,000)          (3.67)
                                            ---------          ------
           Balance at October 31, 2002      2,223,250          $ 2.72
                                            =========          ======

      (b) As at October 31, 2002, warrants outstanding were exercisable for 2,138,317 (July 31, 2002-2,030,317) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $1.25 to $3.30 per share that expire on various dates until September 30, 2005.


5.    CONVERTIBLE DEBENTURES:

      During the three months ended October 31, 2002, the Company realized gross cash proceeds of $500,000 and $250,000, respectively, from the issuance of 10% redeemable convertible notes of the Company plus 150,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation S under the Securities Act of 1933. The agreements were signed on September 20, 2002 and the notes mature on December 20, 2002. Interest on these notes is payable when the notes are fully converted or redeemed. At the option of the Company, the Company may make interest payments and redeem the notes in cash or in shares of the Company's common stock. The conversion price of the notes is the lesser of:

           (i) an amount which is equal to seventy-five percent (75%) of the average of the three lowest Closing Bid Prices for the ten (10) day period ending on December 19, 2002; or

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three months ended October 31, 2002 and 2001

--------------------------------------------------------------------------------

           (ii) $1.00

      Each warrant entitles the holder to purchase one of the Company's common shares and is exercisable at a price of $1.25 on or before September 20, 2005, on which date the warrant will expire.

      For accounting purposes, the Company has calculated the fair value of warrants issued using the Black-Scholes model and the intrinsic value of the beneficial conversion feature which amounts aggregate $684,000, and has recorded these values as additional paid-in capital. The intrinsic value is the amount by which the fair value of the underlying common shares at the date of the agreement exceeds the conversion price. The remaining balance of $66,000 has been recorded as a liability. The carrying value of the liability is being accreted to the redemption value of the notes over the period from September 26, 2002 to the initial maturity date of December 20, 2002. Accretion of $112,395 has been charged to the statement of operations as interest expense in the period ended October 31, 2002 and the carrying value of the liability component has been increased to $178,395 at October 31, 2002.

      The Company has the right to prepay all of the principal and accrued interest at a certain price. Subsequent to the period ended October 31, 2002, the Company converted these debentures into 1,500,000 units. Each unit consists of one common share and one share purchase warrant (note 9(a)).

      Advisors to the private placement are entitled to a cash commission of 8% on the face value of the notes and 120,000 share purchase warrants exercisable at a price equal to the conversion price of the convertible notes into common shares. The warrants are exercisable over five years from the date of issuance and had not been issued at October 31, 2002.


6.    RELATED PARTY TRANSACTIONS:

      During the three months ended October 31, 2002, the Company incurred expenses of $78,057 (2001 - $18,216) for consulting services and financing fees on the private sales of its convertible debentures for financing services to a company in which a director of the Company has significant influence.


7.    CONTINGENT LIABILITY

      A former sales representative has advanced a claim against the Company with respect to procuring customer relationships on behalf of the Company. The Company does not believe that any commissions are owing with respect to the services provided by this representative. No accrual has been provided in these financial statements for this contingent liability.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three months ended October 31, 2002 and 2001

--------------------------------------------------------------------------------

8.    SEGMENTED INFORMATION:

      The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Substantially all revenue is derived from sales to North American and European customers. Geographic information is as follows:

      Revenue from external customers

                                                        Three months ended
                                                    October 31,    October 31,
                                                        2002           2001
                                                    -----------    -----------
         North America                                $141,191       $196,061
         Europe                                       $256,398       $156,568
                                                      --------       --------
                                                      $397,589       $352,629
                                                      ========       ========

      As at October 31, 2002, 73% of the Company's fixed assets were in Canada and 26% were in Europe.


9.    SUBSEQUENT EVENTS:

      a) On November 4, 2002, the Company effected an equity private placement pursuant to Regulation S under the Securities Act of 1933 involving the issuance of two million units at a price of $0.50 per unit. The Company realized gross cash proceeds of $250,000 from the private placement; the balance of the aggregate purchase price for the units was paid for by the application of $750,000 of principal under the senior convertible notes issued by the Company on September 20, 2002. On conversion of senior convertible notes, the carrying value of debt and equity component of the debt recorded as additional paid in capital will be reclassified to common shares included in shareholders' equity. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.50 per share until November 4, 2005. An additional 17,672 common shares were issued as a payment of accrued interest at a deemed price of $0.50 per share. Advisors to the private placement will be issued a commission of $20,000 plus 40,000 share purchase warrants exercisable at $0.50 per share. The fair value of warrants and commission will be recorded as share issue costs.

      b) The Company has also arranged a $5.0 million equity line of credit facility from a private investment company. The Company may draw down the facility at its discretion provided that each draw down is at least seven trading days apart, and the maximum amount that may be drawn down at any one time is limited to $70,000 and advance notice is required. The term of the equity line of credit is 24 months. At the time of draw down against the line of credit the Company will issue common shares equal to that amount advanced divided by 99% of the stock price on the five consecutive days after the date of notice. On each date of advance of funds, the Company is to pay 1.5% of the advanced funds as a commission. On the date of the execution of the contract, the Company issued shares worth $300,000 based on the trading price of the stock of the Company on that day. The Company may draw down the facility at its discretion upon effectiveness of the registration statement to be filed by the Company in the appropriate form under the Securities Act of 1933 for the purpose of registering the shares issuable upon the draw down of the credit facility.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three months ended October 31, 2002 and 2001

--------------------------------------------------------------------------------

      c) On November 21, 2002, the Company closed the first tranche of a private placement to a private investment company of senior subordinated redeemable convertible debentures bearing interest at 5% per annum. In the first tranche, the Company received gross proceeds of $184,000 for the issuance of a debenture in the principal amount of $200,000. The debenture was issued at an 8% discount from the face principal amount. The maturity date of the debentures is November 21, 2004.

           The holders of the debenture may from time to time convert all or any portion of the outstanding principal, together with accrued and outstanding interest thereon, at a conversion price equal to the lesser of:

           (i) 120% of the closing bid price for the Company's common shares on November 21, 2002 of $0.65 per share; and

           (ii) 80% of the lowest closing bid price for the Company's common shares during the five trading days immediately preceding the conversion date; and

           (iii) The outstanding principal and accrued and unpaid interest under the debenture will be automatically converted into common shares of the Company on November 21, 2004, unless the Company determines, in its sole discretion, to pay out the debenture in cash on that date.

           The debenture is secured by a security interest granted by the Company in all of its present and after-acquired personal property, assets and undertaking. Such security interest has been subordinated to the security interest previously granted by the Company to TRW Inc. in all of its present and after-acquired personal property, assets and undertaking.

           The Company may redeem the debenture at a redemption price equal to the sum of:

           (a)   120% of the principal amount being redeemed, and

           (b) the accrued and unpaid interest on such principal amount; provided, however, that the holder of a debenture may, at any time following receipt of the Company's redemption notice, elect to convert the debenture if the closing bid price of the Company's common shares on the trading day immediately preceding the conversion date is greater than $0.65 per share.

           If the Company exercises its redemption right under the debenture:

           (a) each debenture holder will receive for every $100,000 invested, 10,000 common share warrants, each entitling the holder to purchase one common share of the Company at an exercise price equal to $0.65 per share until November 21, 2004; and

           (b) each debenture holder will be entitled to registration rights in respect of the shares issuable upon exercise of warrants.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three months ended October 31, 2002 and 2001

--------------------------------------------------------------------------------

           In connection with the offering of the debentures, the Company has agreed to file a registration statement in the appropriate form under the Securities Act of 1933, as amended, no later than December 21, 2002 for the purpose of registering the shares issuable upon conversion of the debentures for resale, and to use its best efforts to ensure that the registration statement is declared effective within 90 days after it is filed. If the registration statement is not filed or declared effective within such time periods, the Company is required to pay to each debenture holder, as liquidated damages and not as a penalty, a cash amount equal to 2% of the outstanding principal and interest under the holder's debentures for each month that the registration statement has not been filed or declared effective, as the case may be.

           The intrinsic value of the beneficial conversion being $85,714 will be recorded as additional paid-in capital. The remaining balance, being $114,286 will be recorded as a liability. The carrying value of this liability will be accreted to the redemption value of the debenture over its maturity period.


10.   COMPARATIVE FIGURES:

      Certain comparative figures have been reclassified to conform with the financial statement presentation adopted for the current period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the three months ended October 31, 2002 and 2001 should be read in conjunction with the Company's most recent audited annual financial statements, the unaudited interim financial statements attached hereto, and, in each case, the notes thereto.

The Company's consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

The Company was formed to develop and market remote data sensing, transmission and processing products incorporating patented technologies to satisfy emerging market requirements in the transportation industry. Currently the Company is focused on developing and marketing technically advanced tire monitoring systems for the transportation and automotive industries. During the three months ended October 31, 2002, the Company earned revenues primarily from the sale of tire pressure monitoring system ("TPMS") products for passenger cars.

In 2000, the United States government enacted the Transportation Recall Enhancement Accountability and Documentation ("TREAD") Act of 2000, which is intended to address perceived safety concerns resulting from poor tire pressure maintenance, tread separation and tire blow outs. On May 31, 2002, the National Highway Traffic Safety Administration ("NHTSA") issued part one of a two-part final ruling pursuant to the TREAD Act. Part one of the NHTSA ruling establishes a new standard that requires TPMS be installed in passenger vehicles and light trucks to warn the driver when a tire is below specified pressure levels. The first year of the implementation schedule beginning November, 2003, states that at least 10% of each auto manufacturer's total production must be equipped with TPMS. This requirement increases to 35% during the second year, 65% by the third and 100% after October 31, 2006.

There are two compliance options that will apply during the period from November 1, 2003 to October 31, 2006. One option requires direct TPMS, such as those produced by the Company, and the second, less stringent option, was implemented to allow for the possible use of indirect TPMS, which are generally based on existing anti-lock braking systems ("ABS"). The NHTSA will issue a final rulemaking on March 1, 2005 stating whether the indirect ABS based TPMS can continue to be used after October 31, 2006.

With TPMS compliance standards and specifications now defined, the auto manufacturers must proceed with the granting of supply contracts in order to achieve the NHTSA implementation schedule. SmarTire and its strategic partners are developing joint marketing programs designed to exploit the significant product demand that is anticipated to be created by this ruling. In addition, on December 9, 2002 SmarTire and Visteon Corporation formalized an agreement based on their Memorandum of Understanding dated May 13, 2002 whereby the two companies will jointly offer tire monitoring solutions to global automotive manufacturers for original equipment passenger car applications.

While the Company and its strategic partners will continue in their efforts to aggressively pursue opportunities to market and sell original equipment manufacturer ("OEM") passenger car tire pressure monitoring systems, the Company anticipates that, until the second part of the NHTSA's final ruling is issued, it will face significant competition in this segment from manufacturers of indirect measurement tire pressure monitoring systems, that can be qualified to meet the rulemaking's requirements. Vehicles already equipped with TPMS qualified to NHTSA rulemaking based on an "all wheel position" ABS system may have a cost advantage over direct measurement systems.

During the three months ended October 31, 2002, the Company launched its TPMS product for motorcycles. The Company is in the final stages of development of TPMS products for the recreational vehicle, commercial and Off-The-Road ("OTR") vehicle markets. The Company is also continuing development on future tire monitoring technologies including development of concepts and prototypes for the OEM market and tire companies. In addition, the Company has continued to make progress on the development of battery-less transmitters.

In October 2002 the Company and Pirelli Pneumatici signed a Supply Agreement for tire monitoring systems that measure pressure and temperature of car, truck and motorcycle tires. Produced by SmarTire and tested and certified by Pirelli, the products will be marketed and sold under the name X-Pressure(TM). The systems will go on sale by the end of 2002 through Pirelli's tire distribution channels in Italy, Germany, United Kingdom, Spain and Switzerland. During October, the Company made its first shipment to Pirelli Pneumatici under the Supply Agreement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2002 AND OCTOBER 31, 2001

Revenue

Gross revenue for the three months ended October 31, 2002 increased to $397,589 from $352,629 for the three months ended October 31, 2001. This increase in revenue was a result of the following:

     o Sales of aftermarket passenger car systems increased to $300,719 for the three months ended October 31, 2002 from $266,324 for the three months ended October 31, 2001. This increase is due to an increase in sales of the Company's second generation product to $264,417 for the three months ended October 31, 2002 from $197,712 for the three months ended October 31, 2001.

     o Sales of OTR tire monitoring systems for on-vehicle validation that will be used for mining vehicle applications were $11,328 for the three months ended October 31, 2002 compared to $nil for the three months ended October 31, 2001.

     o Sales of the motorsport tire monitoring systems increased to $44,739 for the three months ended October 31, 2002 from $15,955 for the three months ended October 31, 2001. Motorsport tire monitoring systems are sold through a distributor and are not expected to continue.

The Company is pleased with the increase in sales of its aftermarket TPMS, OTR and racing products for the three months ended October 31, 2002. Sales of these products resulted in increased revenues for the Company despite lower sales of its OEM TPMS systems, as outlined below:

     o Sales of OEM passenger car systems decreased to $40,803 for the three months ended October 31, 2002 from $70,350 for the three months ended October 31, 2001 as sales under the Lincoln Continental program of the Company's first generation product were discontinued by Ford Motor Company at the end of December 31, 2001.

The Company expects sales to increase in the next three months as interest in TPMS continues to increase as manufacturers address the requirements of the TREAD Act. However, it is difficult to predict just how much such sales will increase, and the exact timing of the increase, if any, since the Company's products will continue to face competition from other direct measurement tire pressure monitoring systems manufactured by its competitors. While the Company and its strategic partners will continue in their efforts to aggressively pursue opportunities to market and sell OEM passenger car tire pressure monitoring systems, the Company anticipates that it will face significant competition in this segment from manufacturers of indirect measurement tire pressure monitoring systems.

If the on-vehicle validation of OTR tire monitoring systems is successful, the Company expects sales of its OTR tire monitoring systems to increase significantly in the future.

Gross Margin

Gross margin on product sales decreased to 20% for the three months ended October 31, 2002 from 30% for the three months ended October 31, 2001. The decrease occurred as the product mix of systems sold in 2002 had lower gross margins than the product mix of systems sold in 2001. The gross margins continue to be affected by the reduction in carrying value of first generation product inventory in the 1999 fiscal year. If the write down of inventory had not occurred, gross margins on sales would have been 13% for the three months ended October 31, 2002 compared to 14% for the three months ended October 31, 2001.

Expenses

Expenses increased to $1,986,847 for the three months ended October 31, 2002 from $1,682,199 for the three months ended October 31, 2001, as increases in marketing and general and administration expenses and depreciation and amortization expenses were partially offset by lower engineering, research and development expenses.

Engineering, research and development expenses decreased to $262,560 for the three months ended October 31, 2002 from $305,728 for the three months ended October 31, 2001. The decrease was attributed to lower expenditures on wages, patents and approvals. Engineering expenditures are expected to increase in the next three months as the Company plans to complete the development of it's recreational, commercial and OTR products currently in development.

Marketing expenses increased to $520,132 for the three months ended October 31, 2002 from $426,397 for the three months ended October 31, 2001. The increase was a result of higher marketing-related wages and tradeshow expenditures. The increase was partially offset by lower advertising and promotion expenses. Trade show expenses included the cost of attending the Automechanika show, which is held in Europe every two years. The Company incurred $130,000 in connection with the termination of a management agreement; 50% of this amount or $65,000 was booked as marketing expenses and 50% was booked as general and administrative expenses. Marketing expenses are expected to decrease slightly in the next three months from the level of expenses incurred in the first three months ended October 31, 2002.

General and administrative expenses increased to $909,724 for the three months ended October 31, 2002 from $706,238 for the three months ended October 31, 2001. The increase was attributed to higher investor relations costs, higher insurance premiums and higher wages. Investor relation costs were higher due to the expense of a non-refundable deposit on a public relations program that did not proceed and the expense of a non-refundable retainer paid to a financial advisory firm. As explained above, the Company's general and administrative expenses include $65,000 that was incurred in connection with the termination of a management contract. General and administration expenses are expected to decrease significantly in the next three months from the level of expense incurred in the first three months ended October 31, 2002.

Depreciation and amortization expense increased to $294,431 for the three months ended October 31, 2002 from $243,836 for the three months ended October 31, 2001 due to the amortization of other assets acquired on August, 31 2001. Depreciation and amortization expense is expected to remain at approximately its current level for the foreseeable future.

Interest and finance charges of $190,898 were incurred during the three months ended October 31, 2002, including $149,171 in interest and finance charges on 10% redeemable convertible notes issued during the three months ended October 31, 2002, and $33,527 in interest on a promissory note created as part of the consideration for restructuring the Company's strategic relationship with TRW Inc.

Interest income of $1,326 was earned for the three months ended October 31, 2002 as compared to $10,123 for the three months ended October 31, 2001. This decrease was due to lower average cash balances maintained and lower interest rates during the more recent fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

The Company has financed its activities primarily through the issuance and sale of securities. The Company has incurred net operating losses in each year since inception. Its net loss for the three months ended October 31, 2002 was $2,070,373, compared to $1,602,472 for the three months ended October 31, 2001. As of October 31, 2002, the Company had an accumulated deficit of $40,186,974, stockholders' equity was $2,942,740 and the Company had a working capital deficiency of $1,226,451.

The Company's cash position at October 31, 2002 was $61,680 as compared to $525,968 at July 31, 2002. This decrease was due to the net of the Company's operating, financing and investing activities described below.

The Company's net loss of $2,070,373 for the three months ended October 31, 2002 includes non-cash charges of $294,431 for depreciation and amortization, $112,395 for interest expenses and $733,209 due to changes in non-cash working capital.

During the three months ended October 31, 2002, the Company realized aggregate gross cash proceeds of $750,000 from an offshore private placement of 10% redeemable convertible notes (the "Notes") of the Company maturing December 20, 2002, and 150,000 share purchase warrants, effected pursuant to Regulation S under the Securities Act of 1933. The private placement closed in two tranches on September 26, 2002 and October 4, 2002. Additional details on the convertible notes are disclosed in note 5 to the financial statements, and elsewhere in this quarterly report under the heading "Changes In Securities".

The net proceeds realized by the Company from the private placement were used for working capital, and to repay $250,000 in principal and accrued interest under the $2.8 million promissory note issued by the Company to TRW Inc. in connection with the restructuring of the relationship between the two companies. The promissory note is secured by substantially all of the Company's personal property and bears interest at the rate of 6% per annum. The Company is currently in default on a principal amount of $650,000 plus accrued interest owed to TRW. An additional principal amount of

$450,000 plus accrued interest is due by December 13, 2002. The Company is currently negotiating with TRW to modify the repayment terms of this promissory note.

During the three months ended October 31, 2002, the Company also purchased certain capital assets at an aggregate cost of $17,343.

Subsequent to the period covered by this quarterly report, on November 4, 2002, the Company effected an equity private placement pursuant to Regulation S under the Securities Act of 1933 involved the issuance of two million units at a price of $0.50 per unit. The Company realized gross cash proceeds of $250,000 from the private placement; the balance of the aggregate purchase price for the units was applied in repayment of $750,000 of principal under the Notes. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.50 per share until November 4, 2005. An additional 17,672 common shares were issued in payment of accrued interest under the Notes at a deemed price of $0.50 per share. In connection with the private placement the Company will pay a finder's fee of $20,000 plus 40,000 share purchase warrants exercisable at $0.50 per share.

Subsequent to the period covered by this quarterly report, on November 21, 2002, the Company closed the first tranche of a private placement of Senior Subordinated Redeemable Convertible Debentures (the "Debentures") to an accredited investor pursuant to Rule 506 of Regulation D under the Securities Act of 1933, for gross proceeds of $184,000. A single Debenture having a face principal amount of $200,000 was issued at an 8% discount. The Debenture bears interest at 5% per annum, and is secured by a security interest granted by the Company in all of its present and after-acquired personal property. Such security interest has been subordinated to the security interest granted by the Company to TRW Inc. in all of its present and after-acquired personal property. The second tranche under the private placement will also involve the sale of a Debenture having a face principal amount of $200,000, which will be issued at an 8% discount. The closing of the second tranche is subject to certain conditions, and the investor has the right to elect not to proceed even if such conditions are met.

The Company has also arranged for a $5.0 million equity line of credit facility from an accredited investor. The Company may draw down the facility at its discretion upon effectiveness of the registration statement to be filed by the Company in the appropriate form under the Securities Act of 1933 for the purpose of registering the shares issuable upon the draw down of the credit facility. Each draw down must be at least seven trading days apart, and the maximum amount that may be drawn down at any one time is limited to $70,000. The term of the equity line of credit is 24 months.

FUTURE OPERATIONS

Presently, the Company's revenues are not sufficient to meet operating and capital expenses. The Company has incurred operating losses since inception, and this is likely to continue for the foreseeable future. Management projects that the Company will require an additional $9.0 million to fund its ongoing operating expenses, working capital requirements and extinguish its debt for the next nine months.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has received a demand letter from one of its former sales representatives. The representative has asserted a variety of claims against the Company, including that he was the procuring cause of one or more customer relationships for which he was not paid a commission. The Company believes that it has meritorious defenses to each of the claims. Although no complaint has been filed in any jurisdiction, the Company is prepared to vigorously defend its position.


ITEM 2. CHANGES IN SECURITIES

Between September 26, 2002 and October 4, 2002 the Company realized gross cash proceeds of $750,000 from the issuance of 10% redeemable convertible notes of the Company plus 150,000 share purchase warrants from the completion of a private placement effected in an off-shore transaction to a non-U.S. person, pursuant to Regulation S under the Securities Act of 1933. Interest on these notes is payable when the notes are fully converted or redeemed. At the option of the Company, the Company may make interest payments and redeem the notes in cash or in shares of the Company's common stock. The conversion price of the notes is the lesser of:

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         (10) Materials Contracts

              10.1 Advisory agreement between the Company and Impact Capital Limited dated October 25, 2002

              10.2 Management agreement between the Company and Jeff Finkelstein dated as of October 25, 2002

              10.3 Supply agreement between the Company and Pirelli Pneumatici dated September 24, 2002*

              99.1 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              99.2 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             *Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.

(b)      Reports of Form 8-K - three months ended October 31, 2002

         On October 18, 2002 the Company filed a Current Report on Form 8-K relating to a news release issued October 16, 2002 regarding a supply agreement with Pirelli Pneumatici.

         On October 29, 2002 the Company filed a Current Report on Form 8-K relating to a news release issued October 25, 2002 regarding changes to its executive management team.

                                   SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   SMARTIRE SYSTEMS INC.
                                                   --------------------------
                                                        (Registrant)

Date  December 13, 2002                            /s/ ROBERT V. RUDMAN
      -----------------                            --------------------------
                                                   Robert V. Rudman
                                                   Director, President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


Date  December 13, 2002                            /s/ JEFF FINKELSTEIN
      -----------------                            ---------------------------
                                                   Jeff Finkelstein
                                                   Chief Financial Officer

                                 CERTIFICATIONS

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert Rudman, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of SmarTire Systems
Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Robert Rudman
-----------------
Robert Rudman
President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Jeff Finkelstein, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of SmarTire Systems
Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002


/s/ Jeff Finkelstein, C.A.
--------------------------
Chief Financial Officer

Index to Exhibits

              10.1 Advisory agreement between the Company and Impact Capital Limited dated October 25, 2002

              10.2 Management agreement between the Company and Jeff Finkelstein dated as of October 25, 2002

              10.3 Supply agreement between the Company and Pirelli Pneumatici dated September 24, 2002*

              99.1 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              99.2 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             *Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed pursuant to the Freedom of Information Act.