Form 10QSB
period 2003-03-21
SMARTIRE SYSTEMS INC
filed 2003-03-21
CIK 1057293

This Form 10-QSB was the subject of a Form 12b-25

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2003.

[ ] Transition report under section 13 or 15(d) of the Exchange Act for the transition period from _______ to ________

Commission file number 0-29248
SmarTire Systems Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Yukon, Canada	Not Applicable
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes X No____

As of February 28, 2003, the Company had 23,831,445 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes_____No X__

SmarTire Systems Inc.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS -

January 31, 2003 (UNAUDITED) AND JULY 31, 2002

CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT (UNAUDITED) - THREE AND SIX MONTHS ENDED January 31, 2003 AND January 31, 2002.

Consolidated statements of stockholders' equity and comprehensive income (loss) - SIX MONTHS ENDED January 31, 2003 (unaudited) and YEAR ENDED July 31, 2002

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - SIX MONTHS ENDED January 31, 2003 AND January 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION.

ITEM 3. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES

ITEM 3. DEFAULT UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

ITEM 5 OTHER INFORMATION

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

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire (Europe) Limited and SmarTire Technologies Inc. ("we", "us", "our", and "SmarTire") as of January 31, 2003 and for the three and six month periods ended January 31, 2003 and January 31, 2002 are attached hereto.

It is the opinion of management that the interim financial statements for the three and six months ended January 31, 2003 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Consolidated Financial Statements (Expressed in United States dollars) in accordance with United States Generally Accepted Accounting Principles

SmarTire Systems Inc.

Periods ended January 31, 2003 and 2002

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

	January 31, 2003 (unaudited)'	July 31, 2002'
Assets

Current assets:
Cash and cash equivalents	$229,603	$525,968
Receivables, net of allowance for doubtful accounts
of $nil (July 31, 2002 - $nil)	187,009	188,294
Inventory	1,187,635	1,277,953
Prepaid expenses	104,492	374,731
	1,708,739	2,366,946

Deferred charges (note 6(d))	388,833	-
Fixed assets	589,058	625,182

Other assets (note 4)	3,388,197	3,757,473

	$6,074,827	$6,749,601

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$1,552,200	$1,110,555
Promissory note payable (note 5)	850,000	1,350,000
	2,402,200	2,460,555

Convertible debenture (note 7)	263,554	-

Stockholders' equity:
Share capital (note 6):
Preferred shares, par value $1,000 Cdn per share
20,000 shares authorized
Issued and outstanding; none
Common shares, without par value
200,000,000 shares authorized
22,925,195 shares issued and outstanding at
January 31, 2003 (July 31, 2002 -18,711,369)	45,432,055	42,514,482
Additional paid-in capital	1,172,776	885,461
Deferred stock compensation	(8,502)	(17,005)
Deficit	(42,316,846)	(38,116,601)
Accumulated other comprehensive loss	(870,410)	(977,291)
	3,409,073	4,289,046

	$6,074,827	$6,749,601

Going concern (note 2)
Contingency (note 9)
See accompanying notes to consolidated financial statements.

On behalf of the Board

/s/ Robert V. Rudman
Director

/s/ Bill Cronin
Director

SMARTIRE SYSTEMS INC.
Consolidated Statements of Loss and Deficit
(Expressed in United States Dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31, 2003	January 31, 2002	January 31, 2003	January 31 2002

Revenue	$146,762	$192,665	$544,351	$545,294

Cost of goods sold	130,660	139,750	448,405	387,674

	16,102	52,915	95,946	157,620

Expenses
Depreciation and amortization	292,819	294,362	587,250	538,198
Engineering, research and development	260,519	786,189	523,079	1,091,917
General and administrative	705,638	672,231	1,615,362	1,378,469
Marketing	303,093	359,628	823,225	786,025

	1,562,069	2,112,410	3,548,916	3,794,609

Loss from operations	(1,545,967)	(2,059,495)	(3,452,970)	(3,636,989)

Other expenses (income)
Interest income	(336)	(3,651)	(1,662)	(13,774)
Interest and finance charges (note 7)	620,884	36,349	811,782	64,972
Foreign exchange loss (gain)	(36,643)	7,128	(62,845)	13,606

	583,905	39,826	747,275	64,804

Net loss	(2,129,872)	(2,099,321)	(4,200,245)	(3,701,793)

Deficit, beginning of period	40,186,974	32,889,897	38,116,601	31,287,425

Deficit, end of period	$42,316,846	$34,989,218	$42,316,846	$34,989,218

Basic and diluted loss per share	$(0.10)	$(0.13)	$(0.21)	$(0.23)

Weighted average shares used in the computation of basic and diluted loss per share	21,928,214	16,504,152	20,319,792	15,831,760

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in United States dollars)

Six months ended January 31, 2003 (unaudited) and year ended July 31, 2002 (audited)

			Additional
	Common Shares		paid-in	Deferred Stock		Accumulated other	Stockholders'	Comprehensive
	Shares	Amount	capital	compensation	Deficit	comprehensive loss	equity	loss
		$		$	$	$	$	$
Balance as at July 31, 2001	15,159,369	37,566,083	683,462	(40,773)	(31,287,425)	(806,198)	6,115,149	(5,779,943)

Issuance of common shares for cash upon private placements, net of issuance costs of $551,569	3,352,000	4,650,289	-	-	-	-	4,650,289	-
Exercise of warrants for cash, net of issuance costs of $10,890	200,000	298,110	-	-	-	-	298,110	-
Fair value of warrants issued on private placement	-	-	206,340	-	-	-	206,340	-
Forfeiture of stock options	-	-	(4,341)	4,341	-	-	-	-
Compensation expense	-	-	-	19,427	-	-	19,427	-
Loss for the period	-	-	-	-	(6,829,176)	-	(6,829,176)	(6,829,176)
Translation adjustment	-	-	-	-	-	(171,093)	(171,093)	(171,093)

Balance at July 31, 2002	18,711,369	42,514,482	885,461	(17,005)	(38,116,601)	(977,291)	4,289,046	(7,000,269)

Intrinsic value of beneficial conversion feature of convertible notes plus fair value of warrants issued (note 7(a))	-	-	684,000	-	-	-	684,000	-
Conversion of convertible notes to common shares net of issuance costs of $127,570 (note 7(a))	1,517,672	1,388,852	(684,000)	-	-	-	756,245	-
Intrinsic value of beneficial conversion feature of convertible debentures (note 7(b))	-	-	142,857	-	-	-	142,857	-
Issuance of common shares for cash upon private placements, net of issuance costs of $211,279 (note 6(c))	2,250,000	1,238,721	-	-	-	-	1,334,000	-
Commitment fee on equity line of credit (note 6(d))	446,154	290,000	-	-	-	-	290,000	-
Accretion of interest on convertible debentures (note 7(b))	-	-	(2,214)	-	-	-	(2,214)	-
Fair value of warrants issued on private placements and convertible debentures (note 6(c) and note 7(a))	-	-	146,672	-	-	-	-	-
Compensation Expense	-	-	-	8,503	-	-	8,503	-
Loss for the period	-	-	-	-	(4,200,245)	-	(4,200,245)	(4,200,245)
Translation adjustment	-	-	-	-	-	106,881	106,881	106,881

Balance at January 31, 2003	22,925,195	45,432,055	1,172,776	(8,502)	(42,316,846)	(870,410)	3,409,073	(4,093,364)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Unaudited)
Six months ended January 31, 2003 and 2002

	2003	2002

Cash provided by (used for):

Operating activities:
Net loss	$(4,200,245)	$(3,701,793)
Items not affecting cash:
Depreciation and amortization	587,250	538,198
Compensation expense	8,503	9,786
Interest expense (note 7)	701,671	-
Change in non-cash working capital:
Receivables	7,976	(10,655)
Inventory	133,796	(127,264)
Prepaid expenses	277,196	(78,067)
Accounts payable and accrued liabilities	390,937	244,423

Net cash used in operating activities	(2,092,916)	(3,125,372)

Investing activities:
Purchase of capital assets	(25,232)	(45,496)
Purchase of other asset	-	(500,000)

Net cash used in investing activities	(25,232)	(545,496)

Financing activities:
Issuance of common shares (note 6) Net proceeds from convertible debentures (note 7)	1,334,000 995,823	2,955,469 -
Repayment of promissory note (note 5)	(500,000)	(1,000,000)

Net cash provided by financing activities	1,829,823	1,955,469

Effect of exchange rate differences on cash
and cash equivalents	(8,040)	4,821

Net decrease in cash and cash equivalents	(296,365)	(1,710,578)

Cash and cash equivalents, beginning of period	525,968	2,930,257

Cash and cash equivalents, end of period	$229,603	$1,219,679

Supplementary information:
Interest paid	$811,782	$64,972
Non-cash investing and financing activities:
Purchase of other asset through issuance of Promissory note	-	2,800,000
Fair value of agents warrants issued in conjunction with private placements	146,672	89,300
Accretion of interest on convertible debentures	701,671	-

See accompanying notes to consolidated financial statements.

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

2.	Going concern:

The Company requires immediate additional financing to fund its operations and meet its maturing debt obligation (see note 11 (b)). The Company has incurred recurring operating losses and has a deficit of $42,316,846 and a working capital deficiency of $693,461 as at January 31, 2003. Since 1998, the Company has raised approximately $30,000,000 through fourteen private placements to fund its operations.

The Company is pursuing various alternatives for private placements and public financings to meet its immediate and long-term financial requirements. Subsequent to quarter end, the Company realized $250,000 on completion of a private placement (note 11). There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Operations:

The Company and its subsidiaries develop and market products incorporating wireless data transmission and processing technologies, primarily for the automotive markets. The Company's primary product is a wireless tire monitoring system which it currently markets for use on passenger vehicles and other pneumatic tire applications. All sales of its product are made in this industry segment.

4.	Other Assets

	2003	Cost	Accumulated amortization	Net book value
	OEM - most medium and heavy duty trucks	$1,737,500	$744,088	$993,492
	OEM - all other vehicles	3,300,000	095,295	2,394,705

		$5,037,500	$1,649,303	$3,388,197

The Company believes that the net book value of its "other assets" of $3,388,197 as at January 31, 2003 is recoverable based on expectations of future profits from the Company's future sales of the monitoring systems to the original equipment vehicle manufacturer's market ("OEM"). The Company's belief is based on an undiscounted cash flow analysis based on management's best estimate of projected annual sales to the passenger vehicle and light truck OEM market plus the Company's projected sales to the OEM and heavy truck market. Based on these analyses, at January 31, 2003 management concluded that future profits were in excess of the net book value of the company's "other assets" as at January 31, 2003.

5.	Promissory note payable
	As at January 31, 2003, the balance of $850,000 owed to TRW was overdue (note 11(b)).

6. Share capital:

(a) A summary of stock option transactions and balances during the period ended January 31, 2003 is as follows:

	Options Outstanding	Weighted average exercise price

Balance at July 31, 2002	1,677,250	$3.08

Options granted	752,000	1.46

Options forfeited	(95,650)	(3.32)

Balance at January 31, 2003	2,333,600	$2.60

(b) As at January 31, 2003, warrants outstanding were exercisable for 6,188,317 (July 31, 2002-2,030,317) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $0.50 to $2.80 per share that expire on various dates until December 15, 2007.

6. Share capital (continued):

(c) During the second quarter of fiscal 2002 the Company realized net cash proceeds of $1,334,000 from the completion of two separate private placements, each effected pursuant to Regulation S under the Securities Act of 1933. The first private placement included the issuance of 2,000,000 units at a price of $0.50 per unit. The Company realized gross proceeds of $250,000 from this private placement; the balance of the aggregate purchase price for the units was paid for by the application of $750,000 of principal under the senior convertible notes issued by the Company on September 20, 2002. On conversion of senior convertible notes, the carrying value of debt and equity component of the debt recorded as additional paid in capital were reclassified to common shares included in shareholders' equity. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.50 per share until November 4, 2005. An additional 17,672 common shares were issued as a payment of accrued interest at a deemed price of $0.50 per share. Advisors to the private placement were paid a commission of $20,000 and were issued 40,000 share purchase warrants exercisable at $0.50 per share. The fair value of these warrants at the date of grant was estimated at $17,131. The fair value of these warrants is estimated on the date of issuance using the Black-Scholes option valuation model with the following weighted average assumptions: (expected dividend yield 0%, expected stock price volatility 126%; risk free interest rate 4.23%, expected life of options 3 years). The fair value of the warrant and the commission were recorded as share issue costs.

In the second private placement, the Company issued and sold 750,000 units at $0.67 per unit and 1,000,000 units at $0.70 per unit. The Company realized gross cash proceeds of $1,200,000 from this private placement. Each unit consists of one common share and one share purchase warrant. Of the share purchase warrants issued, 750,000 entitle the holder to purchase one additional common share at an exercise price of $0.85 per share for a period of three years and 1,000,000 of the share purchase warrants entitle the holder to purchase one additional common share at an exercise price of $0.70 per share for a period of three years. Advisors to the private placement were paid a commission of $96,000 and issued 140,000 share purchase warrants, 60,000 exercisable at $0.67 per share and 80,000 exercisable at $0.70 per share. The fair value of the warrant and the commission were recorded as share issue costs. The fair value of these warrants at the date of grant was $78,148. The fair value of these warrants is estimated on the date of issuance using the Black-Scholes option valuation model with the following weighted average assumptions: (expected dividend yield 0%, expected stock price volatility 131%; risk free interest rate 4.2%, expected life of options 5 years).

6. Share capital (continued):

(d) The Company has also arranged a $5.0 million equity line of credit facility from a private investment company. The Company may draw down the facility at its discretion provided that each draw down is at least seven trading days apart, and the maximum amount that may be drawn down at any one time is limited to $70,000 and advance notice is required. The term of the equity line of credit is 24 months. At the time of draw down against the line of credit the Company will issue common shares equal to that amount advanced divided by 99% of the stock price on the five consecutive days after the date of notice. On each date of advance of funds, the Company is to pay 1.5% of the advanced funds as a commission. On the date of the execution of the contract, the Company issued shares worth $290,000 based on the trading price of the stock of the Company on that day. Shares worth $10,000 are payable to the placement agent as at January 31, 2003. The Company may draw down the facility at its discretion upon effectiveness of the registration statement to be filed by the Company in the appropriate form under the Securities Act of 1933 for the purpose of registering the shares issuable upon the draw down of the credit facility. The commitment fee of $290,000 and the agent's placement fee of $10,000 have been deferred until such time as the Company draws down against the equity line of credit.

7. Convertible debentures:

(a) During the three months ended October 31, 2002, the Company realized gross cash proceeds of $500,000 and $250,000, respectively, from the issuance of 10% redeemable convertible notes of the Company plus 150,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation S under the Securities Act of 1933. The agreements were signed on September 20, 2002 and the notes were to mature on December 20, 2002. Interest on these notes is payable when the notes are fully converted or redeemed. At the date of maturity the notes were automatically convertible into common shares at a price equal to the lesser of:

(i) an amount which is equal to seventy-five percent (75%) of the average of the three lowest Closing Bid Prices for the ten (10) day period ending on December 19, 2002; or

(ii) $1.00

Each warrant entitles the holder to purchase one of the Company's common shares and is exercisable at a price of $1.25 on or before September 20, 2005, on which date the warrant will expire.

The Company may make interest payments in cash or in shares of the Company's common stock. The Company has the option of prepaying the principal portion of notes in cash or letting it convert into common shares at the maturity date of the notes. The principal and accrued interest amount outstanding under the notes could be prepaid as follows:

(iii) for the period from September 20, 2002 until and including October 20, 2002, 110% multiplied by the principal amount of these notes plus all accrued and unpaid interest through the date of prepayment;

(iv) for the period from October 21, 2002 until and including November 19, 2002, 115% multiplied by the principal amount of these notes plus all accrued and unpaid interest through the date of prepayment; and

7. Convertible debentures (continued):

(v) for the period from November 20, 3003 until and including December 20, 2002, 120% multiplied by the principal amount of these notes plus all accrued and unpaid interest through the date of prepayment.

The holders of the notes have the right to participate in the future debt or equity offering by converting these notes provided that the aggregate price of the offering is $1,000,000 or more.

For accounting purposes, the Company calculated the fair value of warrants issued using the Black-Scholes model and the intrinsic value of the beneficial conversion feature which amounts aggregate $684,000, and initially recorded these values as additional paid-in capital. The intrinsic value is the amount by which the fair value of the underlying common shares at the date of the agreement exceeds the conversion price. The remaining balance of $66,000 was recorded as a liability. The carrying value of the liability was to be accreted to the redemption value of the notes over the period from September 26, 2002 to the initial maturity date of December 20, 2002.

The Company had the right to prepay all of the principal and accrued interest at a certain price. On November 4, 2002, the Company converted these convertible notes into 1,500,000 units. On conversion of these senior convertible notes, the carrying value of debt and the equity component of the debt has been recorded as additional paid in capital was reclassified to common shares included in shareholders' equity (note 6(c)). Interest accretion of $701,671 has been charged to the statement of operations as interest expense in the period ended January 31, 2003 and the carrying value of the liability component was reduced to $nil on November 4, 2002.

Advisors to the private placement received a cash commission of $60,000 or 8% on the face value of the notes and 120,000 share purchase warrants exercisable at a price equal to the conversion price of the convertible notes into common shares or $.50. The warrants are exercisable over five years and expire on November 4, 2007. The fair value of these warrants at the date of grant was $51,393. The fair value of the warrant is estimated on the date of issuance using the Black-Scholes option valuation model with the following weighted average assumptions: (expected dividend yield 0%, expected stock price volatility 126%; risk free interest rate 4.23%, expected life of options 3 years).

b) The Company closed the first tranche on November 21, 2002 of a private placement to a private investment company of senior subordinated redeemable convertible debentures bearing interest at 5% per annum. The second tranche under the private placement was conditional upon a registration statement being declared effective by the Securities and Exchange Commission. This registration statement was declared effective on January 31, 2003 and on that day we closed the second tranche of the private placement. On March 14, 2003, a post-effective amendment registration statement was filed with the Securites and Exchange Commission. In each tranche, the Company received gross proceeds of $184,000 for the issuance of a debenture in the principal amount of $200,000. Total net proceeds after financing charges were $274,000. Each debenture was issued at an 8% discount from the face principal amount. The maturity dates of the debentures are November 21, 2004 and January 31, 2005.

7. Convertible Debentures (continued):

The holders of the debenture may from time to time convert all or any portion of the outstanding principal, together with accrued and outstanding interest thereon, at a conversion price equal to the lesser of:

(i) 120% of the closing bid price for the Company's common shares on the date of closing of each tranche of $0.65 per share and $0.36 per share respectively ; and

(ii) 80% of the lowest closing bid price for the Company's common shares during the five trading days immediately preceding the conversion date; and

The outstanding principal and accrued and unpaid interest under the debenture will be automatically converted into common shares of the Company on November 21, 2004, and January 31, 2005 respectively, unless the Company determines, in its sole discretion, to pay out the debenture in cash on those dates.

The debentures are secured by a security interest granted by the Company in all of its present and after-acquired personal property, assets and undertaking. Such security interest has been subordinated to the security interest previously granted by the Company to TRW Inc. in all of its present and after-acquired personal property, assets and undertaking.

The Company may redeem the debenture at a redemption price equal to the sum of:

(i) 120% of the principal amount being redeemed, and

(ii) the accrued and unpaid interest on such principal amount; provided, however, that the holder of a debenture may, at any time following receipt of the Company's redemption notice, elect to convert the debenture if the closing bid price of the Company's common shares on the trading day immediately preceding the conversion date is greater than $0.65 and $0.36 per share respectively.

If the Company exercises its redemption right under the debenture:

(i) each debenture holder will receive for every $100,000 invested, 10,000 common share warrants, each entitling the holder to purchase one common share of the Company at either an exercise price equal to $0.65 per share until November 21, 2004 under the first tranche and $0.36 per share until January 31, 2005 under the second tranche; and

(ii) each debenture holder will be entitled to registration rights in respect of the shares issuable upon exercise of warrants.

The intrinsic value of the beneficial conversion of the debentures was $142,857 and was recorded as additional paid-in capital. The remaining balance, being $257,143 was recorded as a liability. The carrying value of this liability will be accreted to the redemption value of the debentures over their maturity period. To January 31, 2003 $6,411 was accreted, which increased the carrying value of the liability to $263,554.

Subsequent to January 31, 2003, the holders of the debenture converted $50,000 of the principal of the debenture into 191,964 common shares of the Company.

8. Related party transactions:

During the six months ended January 31, 2003, the Company incurred expenses of $215,108 (2002 -$115,900) for consulting services and financing fees on the private sales of its convertible debentures for financing services and issued 300,000 share purchase warrants, of which 160,000 were issued at an exercise price of US$0.50, expiring on November 4, 2007, 60,000 were issued at an exercise price of US$0.67, expiring on December 15, 2007 and 80,000 were issued at an exercise price of $0.70, expiring on December 15, 2007 (2002-46,900 share purchase warrants at an exercise price of US $1.70, expiring on January 18, 2005), for financing services to a company in which a director of the Company has significant influence.

9. Contingent Liability

A former sales representative has commenced a lawsuit against the Company with respect to procuring customer relationships on behalf of the Company.  The Company does not believe that any commissions are owing with respect to the services provided by this representative. No accrual has been provided in these financial statements for this contingent liability.

10. Segmented information:

The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Substantially all revenue is derived from sales to North American and European customers. Geographic information is as follows:

Revenue from external customers

	Three months ended		Six months ended
	January 31, 2003	January 31, 2002	January 31, 2003	January 31, 2002
United Kingdom	$24,626	$38,766	$67,713	$100,075
United States	29,610	113,993	180,626	310,807
Germany	12,566	6,377	40,471	54,783
Italy	70,530	-	182,483	12,629
Other	$9,430	$33,529	$73,058	$67,000
	$146,762	$192,665	$544,351	$545,294

As at January 31, 2003, 74% of the Company's fixed assets were in Canada and 26% were in Europe.

11. Subsequent events:

(a) On February 14, 2003, the Company realized gross cash proceeds of $250,000, effected pursuant to Regulation S under the Securities Act of 1933. In this private placement, the Company issued and sold 714,286 units at $0.35 per unit. Each unit consists of one common share and one share purchase warrant exercisable at a price of $0.42 per share for a period of three years. Advisors to the private placement are owed a commission of $20,000 and 57,143 share purchase warrants exercisable at a price of $0.35 per share for five years. The fair value of these warrants at the date of grant was $15,780. The fair value of the warrant is estimated on the date of issuance using the Black-Scholes option valuation model with the following weighted average assumptions: (expected dividend yield 0%, expected stock price volatility 130%; risk free interest rate 4.12%, expected life of options 5 years). The fair value of these warrants and the commission will be recorded as share issue costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended January 31, 2003 and 2002 should be read in conjunction with our most recent audited annual financial statements for the period ended July 31, 2002, the unaudited interim financial statements attached hereto, and, in each case, the notes thereto.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

We carry on business directly and through our three wholly owned subsidiaries: SmarTire USA Inc., SmarTire (Europe) Limited and SmarTire Technologies Inc. SmarTire Technologies Inc., formerly Delta Transportation Products Ltd., was incorporated under the laws of British Columbia on August 27, 1987, and is the original developer of our patented technology. We continued to the Yukon to become a Yukon corporation effective on February 6, 2003.

We are engaged in developing and marketing technically advanced tire monitoring systems designed for improved vehicle safety, performance, reliability and fuel efficiency. We currently earn revenues primarily from the sale of tire pressure monitoring systems ("TPMS") for passenger cars.

In the fiscal year ended July 31, 2001, the United States Government enacted the Transportation Recall Enhancement Accountability and Documentation Act of 2000, which is commonly known as the TREAD Act. The TREAD Act was implemented to address perceived safety concerns resulting from poor tire maintenance, tread separation and tire blowouts. The TREAD Act, among other things, requires that the National Highway Traffic Safety Administration develop rules and regulations which require all new passenger cars, light trucks and multipurpose passenger vans sold after November 1, 2003 to have tire monitoring systems installed as standard equipment. The tire monitoring systems must be capable of warning drivers if a tire is significantly under-inflated. The regulation was to be finalized in November 2001 for implementation in 2003.

In July 2001, the National Highway Traffic Safety Administration published and circulated a Notice of Proposed Rule Making which included provisions related to the tire monitoring requirements of the TREAD Act. The Notice of Proposed Rule Making outlined the parameters of systems that the National Highway Traffic Safety Administration would consider compliant with the legislation and the proposed periods for complying with the regulations. Two forms of tire monitoring technologies were to be considered:

1) Direct tire monitoring technologies are based on dedicated sensor / transmitters located within the cavity of the tire that are usually mounted on the wheel. The transmitter monitors and measures contained air pressure and temperature within each tire and transmits this information to a receiver located in or around the instrument panel of the vehicle. Our products are an example of a direct system.

2) Indirect tire monitoring technologies typically work with the vehicle's anti-lock brake system. Most indirect tire pressure monitoring systems compare each wheel's rotational speed with the rotational speed of other wheels. If one tire becomes significantly under-inflated while the others remain at proper pressure, the indirect system eventually detects the problem because that wheel's rotational speed is on average slightly higher than that of other wheels.

In the Notice of Proposed Rule Making, the National Highway Traffic Safety Administration concluded that direct measurement systems have major advantages over indirect systems as they:

-actually measure the pressure in each tire and can detect when any tire or combination of tires is under-inflated, including when all tires are under-inflated,

-operate while the vehicle is stationary,

-are highly accurate and can detect small pressure losses, some even as low as 1 pound per square inch,

-provide full time monitoring even when the vehicle is driven on bumpy roads, has mismatched tires or has a tire out of balance or alignment,

-do not need substantial time to calibrate the system and reduce the very real possibility for human error, and

-can tell the operator which tire is under-inflated.

On May 31, 2002, the National Highway Traffic Safety Administration issued part one of a two-part final ruling. Part one establishes a new Federal Motor Vehicle Safety Standard that requires tire pressure monitoring systems be installed in passenger vehicles and light trucks to warn the driver when a tire is below specified pressure levels. During the first year of the implementation schedule, beginning November 1, 2003, at least 10% of each auto manufacturer's total production must be equipped with tire pressure monitoring systems. This requirement increases to 35% during the second year, 65% by the third and 100% after October 31, 2006.

There are two compliance options that will apply during the period from November 1, 2003 to October 31, 2006. Under the first compliance option, a vehicle's tire pressure monitoring system must alert the driver if one or more tires, up to four tires, is 25% or more under-inflated. Under the second compliance option, a vehicle's tire pressure monitoring system must alert the driver if any of the vehicle's tires is 30% or more under-inflated. The second compliance option was adopted by the National Highway Traffic Safety Administration because indirect tire pressure monitoring systems are currently not capable of meeting the stricter four-tire, 25% requirement under the first compliance option, and it was deemed appropriate to permit manufacturers to continue to use current indirect tire pressure monitoring systems while they work to improve those systems.

Our direct measurement tire pressure monitoring system products meet the higher standards of the first compliance option. The National Highway Traffic Safety Administration has announced that it will be closely monitoring the performance of indirect measurement tire pressure monitoring systems under the second compliance option. The National Highway Traffic Safety Administration is expected to issue the second part of its final ruling on or before March 1, 2005, stating whether indirect tire pressure monitoring systems based on anti-lock brake systems can continue to be used after October 31, 2006.

With tire pressure monitoring system compliance standards and specifications now defined, our company's management believes that auto manufacturers must proceed with the granting of supply contracts in order to achieve the National Highway Traffic Safety Administration implementation schedule. We, together with our strategic partners, have developed a joint marketing program designed to exploit the significant product demand that is anticipated to be created by this ruling.

Although the superior performance of direct measurement tire pressure monitoring systems may give our products certain marketing advantages, indirect measurement tire pressure monitoring systems will likely benefit from the fact that they are the least expensive way of complying with the tire pressure monitoring system standard for vehicles already equipped with anti-lock brake systems. Moreover, it is likely that the performance of indirect measurement tire pressure monitoring systems will continue to improve, although it remains unclear whether they will improve to the point where they would be capable of meeting the standards of the first compliance option specified in part one of the National Highway Traffic Safety Administration's two-part final ruling.

We introduced our motorcycle tire monitoring system for sale into the aftermarket in September 2002. We are in the final stages of development of TPMS products for the recreational vehicle, commercial and Off-The-Road ("OTR") vehicle markets. We are also continuing development on future tire monitoring technologies including development of concepts and prototypes for the OEM market and tire companies. In addition, we have continued to make progress on the development of battery-less transmitters.

In October 2002 the Company and Pirelli Pneumatici signed a Supply Agreement for tire monitoring systems that measure pressure and temperature of car, truck and motorcycle tires. Produced by SmarTire and tested and certified by Pirelli, the products are marketed and sold under the name X-PressureTM. The systems are sold through Pirelli's tire distribution channels in Italy, Germany, United Kingdom, Spain and Switzerland.

In December 2002, we entered into an eight-year supply commitment letter for tire pressure monitoring systems to be offered as part of the original equipment manufacturer package on certain vehicles produced by Aston Martin. We are committed to supply the systems in response to purchase orders submitted by Aston Martin from time to time.

Subsequent to the end of this quarter, we signed an agreement with Hyundai Autonet Company, Ltd., an established Korean automotive electronics supplier. Under this Agreement, we and Hyundai Autonet will co-develop, manufacture and distribute tire monitoring products to Hyundai Autonet original equipment vehicle manufacturers and the automotive aftermarket in Korea. The agreement includes a US$300,000 contribution from Hyundai Autonet for engineering changes to modify our products for the Korean market and the development of technology required to meet specific needs of the Korean marketplace. We expect to receive an ongoing revenue stream through the sales of proprietary components to Hyundai Autonet beginning in early 2004.

Our directors and officers liability insurance expires on March 28, 2003. We are currently renegotiating a renewal of this coverage. If we are unable to renegotiate directors and officers liability insurance, then there is a risk that one or more of our directors and/or officers may resign. If one or more of our directors and/or officers resign, there is a risk that we may not be able to continue to operate our company in our normal manner and our ongoing continuing operations may be adversely affected.

RESULTS OF OPERATIONS

Three months ended January 31, 2003 and January 31, 2002

Revenue

Gross revenue for the three months ended January 31, 2003 decreased to $146,762 from $192,665 for the three months ended January 31, 2002. This decrease in revenue was a result of the following:

Sales of aftermarket passenger car systems decreased to $115,784 for the three months ended January 31, 2003 from $133,813 for the three months ended January 31, 2002.

Sales of OEM passenger car systems decreased to $27,377 for the three months ended January 31, 2003 from $37,424 for the three months ended January 31, 2002.

Sales of OTR tire monitoring systems for on-vehicle validation that will be used for mining vehicle applications were $3,601 for the three months ended January 31, 2003 compared to $nil for the three months ended January 31, 2002 If the on-vehicle validation of OTR tire monitoring systems is successful, we expect sales of its OTR tire monitoring systems to increase significantly in the future.

Sales of the motorsport tire monitoring systems decreased to $nil for the three months ended January 31, 2003 from $21,428 for the three months ended January 31, 2002. Motorsport tire monitoring systems are sold through a distributor and are not expected to continue.

We expect sales to increase in the near future as interest in tire pressure monitoring system continues to increase as manufacturers address the requirements of the TREAD Act. However, it is difficult to predict just how much such sales will increase, and the exact timing of the increase, if any, since our products will continue to face competition from other direct measurement tire pressure monitoring systems manufactured by our competitors. While we and our strategic partners, will continue in our efforts to aggressively pursue opportunities to market and sell original equipment manufacturer passenger car tire pressure monitoring systems, we anticipate that we will face significant competition in this segment from other manufacturers of direct measurement tire pressure monitoring systems.

Gross Margin

Gross margin on product sales decreased to 11% for the three months ended January 31, 2003 from 27% for the three months ended January 31, 2002. The decrease occurred as the product mix of systems sold in the quarter ended January 31, 2003 had lower gross margins than the product mix of systems sold in the quarter ended January 31, 2002. The gross margins continue to be affected by the reduction in carrying value of first generation product inventory in the 1999 fiscal year. If the write down of inventory had not occurred, gross margins on sales would have been 7% for the three months ended January 31, 2003 compared to 21% for the three months ended January 31, 2002.

Expenses

Expenses decreased to $1,562,069 for the three months ended January 31, 2003 from $2,112,410 for the three months ended January 31, 2002, as lower engineering, research and development, marketing and depreciation and amortization expenses were partially offset by higher general and administration expenses.

Engineering, research and development expenses decreased to $260,519 for the three months ended January 31, 2003 from $786,189 for the three months ended January 31, 2002. The decrease was attributed primarily to a $500,000 expenditure for non-recoverable development costs incurred with a key component supplier for future product development activities in the three months ended January 31, 2002. This expenditure was a one time expense with this key component supplier. The nature of our activities could result in future non-recurring expenditures.

Marketing expenses decreased to $303,093 for the three months ended January 31, 2003 from $359,628 for the three months ended January 31, 2002. The decrease was a result of lower advertising and promotion expenses. The decrease was partially offset by higher related wages.

General and administrative expenses increased to $705,638 for the three months ended January 31, 2003 from $672,231 for the three months ended January 31, 2002. The increase was attributed to higher professional fees as a result of filing a registration statement with the Securities and Exchange Commission, higher insurance premiums and higher wages. This increase was partially offset by lower investor relation costs.

Depreciation and amortization expense decreased to $292,819 for the three months ended January 31, 2003 from $294,362 for the three months ended January 31, 2002. Depreciation and amortization expense is expected to remain at approximately its current level for the foreseeable future.

Interest and finance charges of $620,884 were incurred during the three months ended January 31, 2003, including $633,431 in interest and finance charges on 10% and 5% redeemable convertible debentures issued during the six months ended January 31, 2003, $33,115 in interest on a promissory note created as part of the consideration for restructuring our strategic relationship with TRW Inc. and a reversal of $45,662 due to interest forgiven on the $500,000 non-recoverable development liability incurred with a key component supplier during the three months ended January 31, 2002.

Interest income

Interest income of $336 was earned for the three months ended January 31, 2003 as compared to $3,651 for the three months ended January 31, 2002. This decrease was due to lower average cash balances maintained and lower interest rates during the more recent fiscal quarter.

Six months ended January 31, 2003 and January 31, 2002

Revenue

Gross revenue for the six months ended January 31, 2003 decreased to $544,351 from $545,294 for the six months ended January 31, 2002. This slight decrease in revenue was a result of the following:

Sales of aftermarket passenger car systems increased to $416,503 for the six months ended January 31, 2003 from $400,137 for the six months ended January 31, 2002.

Sales of OEM passenger car systems decreased to $68,180 for the six months ended January 31, 2003 from $107,774 for the six months ended January 31, 2002 as sales under the Lincoln Continental program of the Company's first generation product were discontinued by Ford Motor Company at the end of December 31, 2001. Without the sales of $43,833 under the Lincoln Continental program for the six months ended January 31, 2002, sales for this period would have been $63,941.

Sales of OTR tire monitoring systems for on-vehicle validation that will be used for mining vehicle applications were $14,929 for the six months ended January 31, 2003 compared to $nil for the six months ended January 31, 2002. If the on-vehicle validation of off-the-road tire monitoring systems is successful, we expect sales of our off-the-road tire monitoring systems to increase significantly in the future.

Sales of the motorsport tire monitoring systems increased to $44,739 for the six months ended January 31, 2003 from $37,383 for the six months ended January 31, 2002. Motorsport tire monitoring systems are sold through a distributor and are not expected to continue.

We expect sales to increase in the near future as interest in tire pressure monitoring system continues to increase as manufacturers address the requirements of the TREAD Act. However, it is difficult to predict just how much such sales will increase, and the exact timing of the increase, if any, since our products will continue to face competition from other direct measurement tire pressure monitoring systems manufactured by our competitors. While we and our strategic partners will continue in our efforts to aggressively pursue opportunities to market and sell original equipment manufacturer passenger car tire pressure monitoring systems, we anticipate that we will face significant competition in this segment from other manufacturers of direct measurement tire pressure monitoring systems.

Gross Margin

Gross margin on product sales decreased to 18% for the six months ended January 31, 2003 from 29% for the three months ended January 31, 2002. The decrease occurred as the product mix of systems sold in the six months ended January 31, 2003 had lower gross margins than the product mix of systems sold in the six months ended January 31, 2002. The gross margins continue to be affected by the reduction in carrying value of first generation product inventory in the 1999 fiscal year. If the write down of inventory had not occurred, gross margins on sales would have been 11% for the three months ended January 31, 2003 compared to 20% for the six months ended January 31, 2002.

Expenses

Expenses decreased to $3,548,916 for the six months ended January 31, 2003 from $3,794,609 for the six months ended January 31, 2002, as increases in marketing and general and administration expenses and depreciation and amortization expenses were partially offset by lower engineering, research and development expenses.

Engineering, research and development expenses decreased to $523,079 for the six months ended January 31, 2003 from $1,091,917 for the six months ended January 31, 2002. The decrease was attributed primarily to a $500,000 expenditure for non-recoverable development costs incurred with a key component supplier for future product development activities in the three months ended January 31, 2002. This expenditure was a one time expense with this key component supplier. The nature of our activities could result in future non-recurring expenditures. A decrease in prototype development and lower expenditures on patents and approvals also contributed to the decrease in engineering, research and development expenses.

Marketing expenses increased to $823,225 for the six months ended January 31, 2003 from $786,025 for the six months ended January 31, 2002. The increase was a result of higher marketing-related wages and tradeshow expenditures. The increase was partially offset by lower advertising and promotion expenses. Trade show expenses included the cost of attending the Automechanika show, which is held in Europe every two years. We incurred an expense of $130,000 in connection with the termination of a management agreement; 50% of this amount or $65,000 was booked as marketing expenses and 50% was booked as general and administrative expenses.

General and administrative expenses increased to $1,615,362 for the six months ended January 31, 2003 from $1,378,469 for the six months ended January 31, 2002. The increase was attributed to higher professional fees, higher investor relations costs, higher insurance premiums and higher wages. Investor relation costs were higher due to the expense of a non-refundable deposit on a public relations program that did not proceed and the expense of a non-refundable retainer paid to a financial advisory firm. Professional fees were higher as a result of filing a registration statement with the Securities and Exchange Commission. As explained above, our general and administrative expenses include $65,000 that was incurred in connection with the termination of a management contract.

Depreciation and amortization expense increased to $587,250 for the six months ended January 31, 2003 from $538,198 for the six months ended January 31, 2002. Depreciation and amortization expense is expected to remain at approximately its current level for the foreseeable future.

Interest and finance charges of $811,782 were incurred during the six months ended January 31, 2003, including $745,826 in interest and finance charges on 10% and 5% redeemable convertible debentures issued during the six months ended January 31, 2003, and $65,956 in interest on a promissory note created as part of the consideration for restructuring the Company's strategic relationship with TRW Inc.

Interest income

Interest income of $1,662 was earned for the six months ended January 31, 2003 as compared to $13,774 for the six months ended January 31, 2002. This decrease was due to lower average cash balances maintained and lower interest rates during the more recent fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

Current Position

We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred recurring losses from operations in each year since inception, our current liabilities exceed our current assets and we have an accumulated deficit of $42,316,846. Our net loss for the three months ended January 31, 2003 was ($2,129,872) and for the six months ended January 31, 2003 was ($4,200,245), compared to ($2,099,321) for the three months ended January 31, 2002 and ($3,701,793) for the six months ended January 31, 2002. As of January 31, 2003, our stockholders' equity was $3,409,073 and we had a working capital deficiency of $693,461.

Our cash position at January 31, 2003 was $229,603 as compared to $525,968 at July 31, 2002. This decrease was due to the net loss from our operating, financing and investing activities described below.

Our net loss of $4,200,245 for the six months ended January 31, 2003 includes non-cash charges of $587,250 for depreciation and amortization, $8,503 for compensation expense and $701,671 for finance and interest expense. Changes in non-cash working capital during this period amounted to $809,905. Non-cash working capital changes included decreases in receivables, inventory and prepaid expenses, and an increase in accounts payable and accrued liabilities.

During the six months ended January 31, 2003, we realized aggregate gross cash proceeds of $2,564,000 as follows:

On September 26, 2002 and October 4, 2002, we closed two tranches of an offshore private placement of 10% redeemable convertible notes (the "Notes") maturing December 20, 2002, and 150,000 share purchase warrants. We realized aggregate net proceeds from this placement of $673,823. Additional details on the convertible notes are disclosed in note 6 to the financial statements.

On November 4, 2002, we effected an equity private placement that involved the issuance of two million units at a price of $0.50 per unit. We realized gross cash proceeds of $250,000 from the private placement ($230,000 net of offering expenses); the balance of the aggregate purchase price for the units was applied in repayment of $750,000 of principal under the 10% redeemable convertible notes maturing December 20, 2002. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.50 per share until November 4, 2005. An additional 17,672 common shares were issued in payment of accrued interest under the Notes at a deemed price of $0.50 per share. In connection with these private placements we paid a finder's fee of $80,000 plus 160,000 share purchase warrants exercisable at $0.50 per share.

On November 21, 2002, we closed the first tranche of a private placement of the Convertible Debentures to an existing stockholder, an accredited investor for gross proceeds of $184,000 ($138,000 net of offering expenses). A single Debenture having a face principal amount of $200,000 was issued at an 8% discount. The Debenture bears interest at 5% per annum, and is secured by a security interest granted by us in all of our present and after-acquired assets. This security interest has been subordinated to the security interest granted by us to TRW Inc. in all of our present and after-acquired assets. On January 31, 2003, the second tranche under the private placement was closed for the proceeds of $184,000 ($158,000 net of offering expenses). It also involved the sale of a debenture having a face principal amount of $200,000, and was issued at an 8% discount. A condition of the offering was that we file a registration statement under the Securities Act of 1933 to register for resale the shares of our common stock issuable upon exercise or conversion of these securities. The closing of the second tranche was subject to the condition that the United States Securities and Exchange Commission declare this registration statement effective, which it did on January 31, 2003. On March 14, 2003, a post-effective amendment registration was filed with the Securities and Exchange Commission.

On December 20, 2002, we effected an equity private placement that involved the issuance of 750,000 units at $0.67 per unit and 1,000,000 units at $0.70 per unit. We realized gross cash proceeds of $1,200,000 from the private placement ($1,104,000 net of offering expenses). Each unit consists of one common share and one share warrant. 750,000 of the share purchase warrants entitle the holder to purchase one additional common share at an exercise price of $0.85 per share for a period of three years and 1,000,000 of the share purchase warrants entitle the holder to purchase one additional common share at an exercise price of $0.70 per share for a period of three years. In connection with this private placement, we paid a finder's fee of $96,000 plus 140,000 share purchase warrants, 60,000 exercisable at $0.67 per share and 80,000 exercisable at $0.70 per share.

The net proceeds realized by us from these financing transactions were used for working capital, and to repay $500,000 in principal and accrued interest under the $2.8 million promissory note issued by us to TRW Inc. in connection with the restructuring of the relationship between our two companies. As a result of subsequent negotiations with TRW Automotive U.S. LLC, as assignee of TRW Inc., we have reached an arrangement whereby if the amount of $850,000 is paid to TRW Automotive by June 1, 2003, in full settlement of the promissory note outstanding, we and our subsidiary, SmarTire (U.S.A.) Inc., will be released and discharged from all security granted in support of the promissory note. We currently do not have sufficient cash on hand to pay this amount, and our ability to raise sufficient capital to make the payment by June 1, 2003 is uncertain. Since TRW Inc. has security over all of our assets, if we fail to negotiate a payment arrangement or repay TRW Inc., they may take action to seize our assets, which would adversely affect our ability to continue our business opportunities.

We have also arranged for a $5.0 million equity line of credit facility from an accredited investor. We may draw down the facility at our discretion upon effectiveness of the registration statement to be filed by us in the appropriate form under the Securities Act of 1933 for the purpose of registering the shares issuable upon the draw down of the credit facility. Each draw down must be at least seven trading days apart, and the maximum amount that may be drawn down at any one time is limited to $70,000. The term of the equity line of credit is 24 months.

Fees to arrange the equity line of credit facility from a private investment company were $300,000, $290,000 of which we paid by the issuance of 446,154 shares of our common stock on December 4, 2002 and $10,000 of which we paid by the issuance of 32,258 shares of our common stock on February 26, 2003. At January 31, 2003, the commitment fee of $290,000 had been paid while the placement agency fee of $10,000 was payable.

During the six months ended January 31, 2003, the Company also purchased certain capital assets at an aggregate cost of $25,232.

Subsequent to the period covered by this quarterly report, on we effected an equity private placement which involved the issuance of 714,286 units at $0.35 per unit. We realized gross cash proceeds of $250,000 from the private placement ($230,000 net of offering expenses). Each unit consists of one common share and one share warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.42 per share until February 14, 2006. In connection with this private placement, we will pay a finder's fee of $20,000 plus 57,143 share purchase warrants exercisable at $0.35 per share.

Pursuant to an Application Specific Integrated Sensor Purchase and Supply Contract dated November 1, 2001 with SensoNor asa, a Norwegian company, we have agreed to pay to SensoNor a fee of $500,000 within 60 days of SensoNor issuing an invoice for that amount respecting certain non-recoverable engineering fees. We had the option of paying the $500,000 in our common shares at a discount price from the market but at no less than $2.00 per share. Subsequent to the date of the ASIS Agreement, SensoNor had agreed that on certain conditions we would pay the $500,000 in cash. On December 13, 2002, SensoNor delivered to us a notice of termination of the ASIS Agreement unless we paid the outstanding amount within 30 days. We subsequently paid SensoNor $25,000 in cash, and the date for payment was extended to February 13, 2003. SensoNor is the supplier of a key component of our products, and that component would be very difficult to source from other suppliers. We are still in negotiations with SensoNor to resolve all outstanding issues, including our proposal to implement a repayment schedule over the period ending July 15, 2003. If our negotiations with SensoNor do not result in a mutually acceptable settlement and we are unable to find an alternate supplier of a comparable component, we will be unable to continue to manufacture our current tire monitoring systems, and will we be unable to proceed with the commercialization of our proposed tire monitoring systems that are currently under development. This could adversely affect our ability to continue our business operations.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue for the foreseeable future. Management projects that we will require an additional $4.0 to $6.0 million to fund our ongoing operating expenses, working capital requirements and extinguish our debt for the next six months, broken down as follows:

Estimated Funding Required During the Next Six Months
Operating expenses
Marketing	$600,000 - $800,000
General and Administrative	$1,400,000 - $1,600,000
Engineering, research and development	$500,000 - $700,000
Capital Expenditures	$50,000 - $200,000
Working capital	$500,000 - $1,850,000
Debt
Repayment of promissory note	$850,000
Total	$3,900,000 - $6,000,000

As indicated elsewhere in this quarterly report, we introduced our motorcycle tire monitoring system for sale into the aftermarket in September 2002. In addition, we are currently field testing a commercial vehicle tire monitoring system that utilizes a high-pressure transmitter that can also be used in recreational vehicle and motor home applications, as well as in off-the-road heavy industrial applications and commercial applications. We are targeting introduction of our commercial, recreational vehicle and off-the-road tire pressure monitoring systems into the market during the 2003 fiscal year. Our working capital requirements are impacted by our inventory requirements. Therefore, any increase in sales of our products will be accompanied not only by an increase in revenues, but also by an increase in our working capital requirements. Since our inventory needs will be dictated in part by market acceptance of our new products, which is extremely difficult to predict, our budgeted working capital requirements range from $500,000 to $1,850,000.

We require immediate financing in order to continue in business as a going concern, the availability of which is uncertain. Pursuant to the terms of our senior secured promissory note dated August 31, 2001, as amended, we were required to make payments to TRW Inc. of $650,000 by October 31, 2002 and $450,000 by December 13, 2002. We failed to make these payments, but, on December 23, 2002, we paid TRW Inc. $250,000 on account of the secured promissory note, leaving us with a balance of $850,000 plus accrued interest of approximately $100,000 (as of January 31, 2003) remaining to be paid.

On March 10, 2003, TRW and the Company signed an extension and settlement agreement whereby TRW agreed to retire the promissory note upon payment of the principal balance of $850,000 by June 1, 2003 and agreed to forgive the interest outstanding of $97,542.

As at January 31, 2003, we had a working capital deficiency of $693,461, so we anticipate that we will have to raise a minimum of $500,000 for working capital no later than March 31, 2003. To enable us to fully redeem the secured promissory note held by TRW Inc. by June 1, 2003, we will need to raise an additional $850,000. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the next nine months, primarily through the private placement of our securities.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended July 31, 2002, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our current products and any new products that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to cure the default on our promissory note due to TRW, and we will not be able to meet our other obligations as they become due. In such event, TRW would be in a position to realize upon TRW's security interest in our personal property, and we will be forced to scale down or perhaps even cease the operation of our business.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Going Concern

These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements.

Inventory

Inventory is carried at the lower of cost, determined on a weighted average cost method, and net realizable value. The determination of net realizable value is based on several assumptions and estimates. We provide an allowance that we considers to be reasonable for non-moving or slow moving inventory items and for items with expected future realizable value lower than cost. These assumptions and estimates may be inaccurate and may be revised.

The markets in which we compete are rapidly changing due to technological developments and increasing focus on automotive safety. Other companies offer products similar to those offered by us, and target the same customers as we do. Many of these companies have substantially greater financial, marketing and technical resources. We also anticipate that the competition within these markets will increase as demand for the products escalates. It is possible that new competitors or alliances among existing competitors may emerge and such competitors may rapidly acquire significant market share and make it difficult for us to sell our current inventory. All of these elements could reduce the net realizable value of our inventory.

Warranty Obligations

On an ongoing basis, we record our best estimate of our warranty obligations and product returns related to products sold. These estimates are made after the consideration of contractual warranty obligations and historical experience. Unforeseen events, including increased technological difficulties with products, could occur that have not been anticipated in estimating the warranty provision. Additional costs or estimates will be recognized as determinable.

Revenue Recognition

We recognize revenue when goods are shipped, title passes, there is persuasive evidence of a sales arrangement, collection is probable, and the fee is fixed or determinable. Customer acceptance is used as the criterion for revenue recognition when the product sold does not have an established sales history to allow management to reasonably estimate returns and future provisions. Customer acceptance is determined by reference to contractually defined performance criteria or by notification from the customer that the goods perform as required, as appropriate in the circumstances.

Other Assets

Other assets are recorded at cost and are being amortized over five years. Other assets are comprised of licenses to manufacture and sell tire monitoring systems to the original equipment manufacturers. On an ongoing basis, management assesses future undiscounted cash flows expected to result from the use of these licenses and if the undiscounted cash flow exceeds the carrying value of the licenses. In making our cash flow estimates, we consider recent market trends and transactions, as well as reasonable estimates of future events based on current economic characteristics. We recognize an impairment loss if the projected undiscounted future cash flows is less than the carrying value of the licenses. Although we expect to generate cash flow from sales to the original equipment manufacturer market place, it is possible that we will not generate cash flow from sales to the original equipment manufacturer marketplace in excess of net book value, or that we will generate cash flow from sales to the original equipment manufacturer market in future years after the other assets have been fully amortized.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this quarterly report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

On November 14, 2002, one of our former sales representatives, Concentric Marketing Inc., commenced a lawsuit in the United States District Court for the Eastern District of Michigan (Case No. 02-74553) against our company and our subsidiary, SmarTire USA Inc. The representative has asserted a variety of claims against our company, including that he was the procuring cause of one or more customer relationships for which he was not paid a commission. We believe that we have meritorious defenses to each of the claims made by the sales representative. At the time of this registration statement, the matter has not proceeded to trial, the outcome is uncertain and the potential liability, if any, cannot be quantified.

ITEM 2. CHANGES IN SECURITIES

On November 4, 2002, we issued 2,000,000 units at a price of $0.50 per unit. We realized gross proceeds of $250,000 from this private placement ($230,000 net of offering expenses); the balance of the aggregate purchase price for the units was paid for by the application of $750,000 of principal which was outstanding under the senior convertible notes issued by us on September 20, 2002. On conversion of the senior convertible notes, the carrying value of debt and equity component of the debt recorded as additional paid in capital were reclassified to common shares included in shareholders' equity. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.50 per share until November 4, 2005. An additional 17,672 common shares, at a deemed price of $0.50 per share, were issued as a payment of accrued interest on the senior convertible notes. Advisors to the private placement were paid a commission of $20,000 and, on January 15, 2003, were issued 40,000 share purchase warrants exercisable at $0.50 per share (as described below). The fair value of these warrants at the date of grant was $17,131. The fair value of the warrants and the commission were recorded as share issue costs. These securities were issued to a non-U.S. person in an offshore transaction pursuant to Regulation S of the Securities Act of 1933.

On December 20, 2002, we issued and sold 750,000 units at $0.67 per unit and 1,000,000 units at $0.70 per unit. We realized gross cash proceeds of $1,200,000 from this private placement ($1,104,000 net of offering expenses). Each unit consists of one common share and one share purchase warrant. Of the share purchase warrants issued, 750,000 entitle the holder to purchase one additional common share at an exercise price of $0.85 per share for a period of three years and 1,000,000 of the share purchase warrants entitle the holder to purchase one additional common share at an exercise price of $0.70 per share for a period of three years. Advisors to the private placement were paid a commission of $96,000 and, on January 15, 2003, were issued 140,000 share purchase warrants, 60,000 exercisable at $0.67 per share and 80,000 exercisable at $0.70 per share (as described below). The fair value of these warrants at the date of grant was $78,148. These securities were issued to a non-U.S. person in an offshore transaction pursuant to Regulation S of the Securities Act of 1933.

On January 15, 2003, we issued 300,000 share purchase warrants in payment of finder's fees related to the sale of senior convertible notes on September 20, 2002 and the private placement of units on November 4, 2002 and December 20, 2002. We issued 236,667 warrants in an offshore transaction to three non-U.S. persons in reliance upon Regulation S of the Securities Act of 1933. We issued 63,333 warrants to one accredited investor pursuant to Regulation D, Section 4(b) and/or Section 4(2) of the Securities Act of 1933. 160,000 of the warrants are exercisable at $0.50 per share until November 4, 2007, 60,000 of the warrants are exercisable at $0.67 until December 15, 2007 and 80,000 of the warrants are exercisable at $0.70 per share until December 15, 2007.

On November 21, 2002, we closed the first tranche of a private placement to a private investment company of senior subordinated redeemable convertible debentures bearing interest at 5% per annum. The second tranche under the private placement was conditional upon a registration statement being declared effective by the Securities and Exchange Commission. This registration statement was declared effective on January 31, 2003 and on that day we closed the second tranche of the private placement. In each tranche, we received gross proceeds of $184,000 ($296,000 net of offering expenses) for the issuance of a debenture in the principal amount of $200,000. Each debenture was issued at an 8% discount from the face principal amount. The maturity dates of the debentures are November 21, 2004 and January 31, 2005. The debentures were issued to one accredited investor pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933. On March 14, 2003, a post-effective amendment registration statement was filed with the Securities and Exchange Commission.

The holders of the debenture may from time to time convert all or any portion of the outstanding principal, together with accrued and outstanding interest thereon, at a conversion price equal to the lesser of:

(i) 120% of the closing bid price for our common shares on the date of closing of each tranche which is $0.65 per share for the first tranche and $0.36 per share for the second tranche; and

(ii) 80% of the lowest closing bid price for our common shares during the five trading days immediately preceding the conversion date; and

The outstanding principal and accrued and unpaid interest under the debenture will be automatically converted into our common shares on November 21, 2004, and January 31, 2005 respectively, unless we determine, in our sole discretion, to pay out the debenture in cash on those dates.

The debentures are secured by a security interest granted by us in all of our present and after-acquired personal property, assets and undertaking. Such security interest has been subordinated to the security interest previously granted by us to TRW Inc. in all of our present and after-acquired personal property, assets and undertaking.

We may redeem the debenture at a redemption price equal to the sum of:

(a) 120% of the principal amount being redeemed, and

(b) the accrued and unpaid interest on such principal amount; provided, however, that the holder of a debenture may, at any time following receipt of the our redemption notice, elect to convert the debenture if the closing bid price of our common shares on the trading day immediately preceding the conversion date is greater than $0.65 (for the principal related to the first tranche) and $0.36 per share (for the principal related to the second tranche).

If we exercise our redemption right under the debenture, each debenture holder will receive for every $100,000 invested, 10,000 common share warrants, each entitling the holder to purchase one of our common shares at either an exercise price equal to $0.65 per share until November 21, 2004 under the first tranche and $0.36 per share until January 31, 2005 under the second tranche; and each debenture holder will be entitled to registration rights in respect of the shares issuable upon exercise of warrants.

Subsequent to January 31, 2003, the holder of the debenture, Cornell Capital Partners, LP, converted $50,000 of the principal of the debenture into 191,964 common shares of our Company. We issued these shares to Cornell Capital Partners in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On November 21, 2002, we entered into a $5.0 million equity line of credit facility with an accredited investor relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933. We may draw down the facility at its discretion provided that each draw down is at least seven trading days apart, and the maximum amount that may be drawn down at any one time is limited to $70,000 and advance notice is required. The term of the equity line of credit is 24 months. At the time of draw down against the line of credit we will issue common shares equal to that amount advanced divided by 99% of the stock price on the five consecutive days after the date of notice. On each date of advance of funds, we are to pay 1.5% of the advanced fund as a commission. We may draw down the facility at its discretion upon effectiveness of the registration statement to be filed in the appropriate form under the Securities Act of 1933 for the purpose of registering the shares issuable upon the draw down of the credit facility.

On December 4, 2002, we issued 446,154 shares of our common stock to the lender under the equity line of credit at a deemed price of $0.65 per share, in payment of a commitment fee. We issued these shares in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

In connection with the restructuring of our agreements with TRW Inc. effective August 31, 2001, we agreed to pay consideration of $3.3 million in cash and debt to TRW Inc. Of this amount, $500,000 was paid at closing. The balance of $2.8 million is evidenced by a promissory note dated August 31, 2001, is secured by substantially all of our assets, and bears interest at the rate of 6% per annum. We made three principal payments, totalling $1,450,000 in the aggregate, together with accrued interest, under the promissory note during the period ended April 30, 2002. On each of October 7, 2002 and December 23, 2002 we paid TRW Inc. $250,000. TRW Inc. granted us an extension to make the balance of the principal payment as follows: $650,000 by October 31, 2002 and $450,000 by December 13, 2002. We failed to make either of these payments, however on March 10, 2003, TRW and the Company signed an extension and settlement agreement whereby TRW agreed to retire the promissory note upon payment of the principal balance of $850,000 by June 1, 2003. Since TRW Inc. has security over all of our assets, if we fail to repay TRW Inc., it may take action to seize our assets, which would adversely effect our ability to continue our business operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

As authorized under the Company Act (British Columbia) and our Articles, all shareholder votes on actions taken at an annual or extraordinary general meeting of our shareholders are conducted by a show of hands of those shareholders and proxy agents in attendance at the meeting, after the scrutineer of the meeting has confirmed that the quorum requirements for the meeting have been met. In the absence of a demand by a shareholder or a proxy agent for a vote by ballot, neither the Company Act (British Columbia) nor our Articles require us to count or record, with respect to a vote on a particular action by a show of hands, the specific number of shares held or represented by each voting shareholder or proxy agent; any particular action is recorded in the minutes of the meeting as having been duly passed if the majority of those shareholders or proxy agents present at the meeting voted in favor of it. Moreover, neither the Company Act (British Columbia) nor our Articles permit the counting of broker non-votes.

At our Annual and Extraordinary General Meeting of shareholders, held on December 13, 2002, our shareholders approved the following actions and no shareholder or proxy agent in attendance at the meeting demanded that a vote be taken by way of ballot, the number of votes shown below as cast in favor, against or withheld represent the results of tabulation of proxies received by us in advance of the meeting, and do not reflect actual votes cast at the meeting by way of show of hands; but no shareholders in attendance at the meeting voted against any of the resolutions:

(a) KPMG LLP was appointed as our auditor; proxies returned to us showed 4,837,953 shares in favor, 4,462 shares against and 2,700 shares withheld;

(b) our board of directors was authorized to fix the remuneration to be paid to KPMG LLP in connection with their services as our auditors; proxies returned to us showed 4,832,823 shares in favor, 10,492 shares against and 1,800 shares withheld;

(c) the authorized number of directors was set at five (5); proxies returned to us showed 4,833,635 shares in favor, 8,430 shares against and 3,050 shares withheld;

(d) the following directors, constituting the entire board of directors, were elected to serve until the next annual general meeting or until their successors are appointed:

Name	Votes For	Votes Withheld
Lawrence Becerra	4,897,907	12,575
John Bolegoh	4,830,790	13,325
Al Kozak	4,832,440	11,675
William Cronin	4,832,440	11,675
Robert Rudman	4,832,417	11,698

(a) the 2002 Stock Incentive Plan-Non-United States Residents was adopted; proxies returned to us showed 4,418,889 shares in favor, 423,988 shares against and 2,468 shares withheld;

(b) the shareholders approved of the adoption of the 2002 Stock Incentive Plan-United States Residents was adopted; proxies returned to us showed 4,422,064 shares in favor, 418,843 shares against and 4,208 shares withheld; and

(c) the shareholders approved a special resolution that: (i) authorized the our directors to apply for a Certificate of Continuance under Section 190 of the Business Corporations Act (Yukon Territory); (ii) authorized the adoption of Articles of Continuance, in a form consistent with the Business Corporations Act (Yukon Territory), to replace the Memorandum of the Company; and (iii) authorized our directors to enact By-law No. 1, in a form consistent with the Business Corporations Act (Yukon Territory), to replace our existing articles; proxies returned to us showed 4,829,325 shares in favor of this resolution, 10,600 shares against and 5,190 shares withheld.

ITEM 5. OTHER INFORMATION

Effective March 17, 2003 Larry Becerra resigned as a director of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

99.1 Certification pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K - three months ended January 31, 2003

On November 21, 2002 we filed a Current Report on Form 8-K relating to a news release issued November 21, 2002 regarding the completion of financing arrangements by us pursuant to Regulation D and Regulation S.

On December 4, 2002 we filed a Current Report on Form 8-K relating to a news release issued December 4, 2002 regarding an announcement that we had been awarded an eight-year contract by a premier European car manufacturer.

On December 10, 2002 we filed a Current Report on Form 8-K relating to a news release issued December 10, 2002 announcing an agreement between our Company and Visteon Corporation.

SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTIRE SYSTEMS INC.
Registrant)

/s/ ROBERT V. RUDMAN
Robert V. Rudman
Director, President and
Chief Executive Officer
(Principal Executive Officer)

Date: March 21, 2003

/s/ JEFF FINKELSTEIN
Jeff Finkelstein
Chief Financial Officer

Date: March 21, 2003

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

Date: March 21, 2003

/s/ Robert Rudman
Robert Rudman
President and Chief Executive Officer
(Principal Executive Officer)

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

Date: March 21, 2003

/s/ Jeff Finkelstein, C.A.
Chief Financial Officer
(Principal Accounting Officer)