Form 10QSB
period 2003-04-30
SMARTIRE SYSTEMS INC
filed 2003-06-12
CIK 1057293

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2003.

[ ] Transition report under section 13 or 15(d) of the Exchange Act for the transition period from _______ to ________

Commission file number 0-29248

SmarTire Systems Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Yukon Territory, Canada	Not Applicable
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

150-13151 Vanier Place, Richmond, British Columbia, V6V 2J1
(Address of Principal Executive Offices)

(604) 276-9884
(Issuer's Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 31, 2003, the Company had 33,724,963 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes No X

SmarTire Systems Inc.

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS -
April 30, 2003 (UNAUDITED) AND JULY 31, 2002

CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT (UNAUDITED) - THREE AND NINE MONTHS ENDED April 30, 2003 AND April 30, 2002.

Consolidated statements of stockholders' equity and comprehensive income (loss) - NINE MONTHS ENDED April 30, 2003 (unaudited) and YEAR ENDED July 31, 2002

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - NINE MONTHS ENDED April 30, 2003 AND April 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 3. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES

ITEM 3. DEFAULT UPON SENIOR SECURITIES

ITEM 4. OTHER INFORMATION

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

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

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire (Europe) Limited and SmarTire Technologies Inc. ("we", "us", "our", and "SmarTire") as of April 30, 2003 and for the three and nine month periods ended April 30, 2003 and April 30, 2002 are attached hereto.

It is the opinion of management that the interim financial statements for the three and nine months ended April 30, 2003 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Consolidated Financial Statements

(Expressed in United States dollars)

in accordance with United States Generally Accepted Accounting Principles

SmarTire Systems Inc.

Periods ended April 30, 2003 and 2002

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

	April 30, 2003 (unaudited)'	July 31, 2002'

Assets

Current assets:
Cash and cash equivalents	$180,382	$525,968
Receivables, net of allowance for doubtful accounts
of $nil (July 31, 2002 - $nil)	234,831	188,294
Inventory	958,239	1,277,953
Prepaid expenses	259,055	374,731

	1,632,507	2,366,946

Deferred Charges	40,000	-

Fixed assets	576,649	625,182

Other assets (note 4)	3,342,591	3,757,473

	$5,591,747	$6,749,601

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$1,416,353	$1,110,555
Promissory notes payable (note 5)	1,100,000	1,350,000
Deferred revenue	69,757	-

	2,586,110	2,460,555

Convertible debenture (note 6)	177,793	-

Stockholders' equity:
Share capital (note 7):
Preferred shares, par value $1,000 Cdn per share
20,000 shares authorized
Issued and outstanding; none
Common shares, without par value
200,000,000 shares authorized
29,670,693 shares issued and outstanding at
April 30, 2003 (July 31, 2002 -18,711,369)	46,246,905	42,514,482
Additional paid-in capital	1,075,476	885,461
Deferred stock compensation	(4,252)	(17,005)
Deficit	(43,853,575)	(38,116,601)
Accumulated other comprehensive loss	(636,710)	(977,291)

	2,827,844	4,289,046

	$5,591,747	$6,749,601

Going concern (note 2)
See accompanying notes to consolidated financial statements.

On behalf of the Board

/s/ Robert V. Rudman Director          /s/ Bill Cronin Director

 SMARTIRE SYSTEMS INC.
Consolidated Statements of Loss and Deficit
(Expressed in United States Dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2003	April 30 2002	April 30 2003	April 30, 2002

Revenue	$638,323	$234,393	$1,182,674	$779,687

Cost of sales	443,908	143,435	892,313	531,109

	194,415	90,958	290,361	248,578

Expenses
Depreciation and amortization	312,121	298,709	899,371	836,907
Engineering, research and development	277,236	300,547	800,315	1,392,464
General and administrative	565,420	638,777	2,180,782	2,017,246
Marketing	349,081	358,333	1,172,306	1,144,358

	1,503,858	1,596,366	5,052,774	5,390,975

Loss from operations	(1,309,443)	(1,505,408)	(4,762,413)	(5,142,397)

Other income (expenses)
Interest income	954	3,310	2,616	17,084
Interest and finance charges (note 6)	(15,287)	(39,038)	(827,069)	(104,010)
Fees on equity line of credit (note 7(e))	(300,000)	-	(300,000)	-
Foreign exchange gain	87,047	33,971	149,892	20,365

	(227,286)	(1,757)	(974,561)	(66,561)

Net loss	(1,536,729)	(1,507,165)	(5,736,974)	(5,208,958)

Deficit, beginning of period	(42,316,846)	(34,989,218)	(38,116,601)	(31,287,425)

Deficit, end of period	$(43,853,575)	$(36,496,383)	$(43,853,575)	$(36,496,383)

Basic and diluted loss per share	$(0.06)	$(0.09)	$(0.26)	$(0.32)

Weighted average shares used in the computation of basic and diluted loss per share	25,858,902	17,326,448	22,125,582	16,319,039

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in United States dollars)

Nine months ended April 30, 2003 (unaudited) and year ended July 31, 2002 (audited)

	Common Shares		Additional paid-in capital	Deferred stock compensation	Deficit	Accumulated other comprehensive loss	Stockholders' equity	Comprehensive Loss
	Shares	Amount

		$		$	$	$	$	$

Balance at July 31, 2001	15,159,369	37,566,083	683,462	(40,773)	(31,287,425)	(806,198)	6,115,149	(5,779,943)

Issuance of common shares for cash upon private
placements, net of issuance costs of $551,569	3,352,000	4,650,289	-	-	-	-	4,650,289	-
Exercise of warrants for cash, net of issuance costs of
$10,890	200,000	298,110	-	-	-	-	298,110	-
Fair value of warrants issued on private placement	-	-	206,340	-	-	-	206,340	-
Forfeiture of stock options	-	-	(4,341)	4,341	-	-	-	-
Compensation expense	-	-	-	19,427	-	-	19,427	-
Loss for the period	-	-	-	-	(6,829,176)	-	(6,829,176)	(6,829,176)
Translation adjustment	-	-	-	-	-	(171,093)	(171,093)	(171,093)

Balance at July 31, 2002	18,711,369	42,514,482	885,461	(17,005)	(38,116,601)	(977,291)	4,289,046	(7,000,269)

Intrinsic value of beneficial conversion feature of
convertible notes plus fair value of warrants
issued (noted 6(a))	-	-	684,000	-	-	-	684,000	-
Conversion of convertible notes to common shares net
of issuance costs of $127,570 (note 6(a))	1,517,672	1,388,852	(684,000)	-	-	-	756,245	-
Intrinsic value of beneficial conversion feature of
convertible debentures (note 6(b))	-	-	142,857	-	-	-	142,857	-
Conversion of convertible notes to common shares
(note 6(b))	2,145,089	175,000	(75,090)	-	-	-	99,910	-
Issuance of common shares for cash upon private
placements, net of issuance costs of $164,000
(note 7(c))	6,464,286	1,790,721	-	-	-	-	1,886,000	-
Fees on equity line of credit (note 7(e))	478,412	300,000	-	-	-	-	300,000	-
Accretion of interest on convertible debentures
(note 6(b))	-	-	(24,424)	-	-	-	(24,424)	-
Fair value of warrants issued on private placements
and convertible debentures (note 6(c) and note 7(a))	-	-	146,672	-	-	-	-	-
Debt settlement through issuance of common shares
(note 7(d))	353,865	77,850	-	-	-	-	77,850	-
Compensation Expense	-	-	-	12,753	-	-	12,753	-
Loss for the period	-	-	-	-	(5,736,974)	-	(5,736,974)	(5,736,974)
Translation adjustment	-	-	-	-	-	340,581	340,581	340,571

Balance at April 30, 2003	29,670,693	46,246,905	1,075,476	(4,252)	(43,853,575)	(636,710)	2,827,844	(5,771,555)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Unaudited)
Nine months ended April 30, 2003 and 2002

	2003	2002

Cash provided by (used for):

Operating activities:
Net loss	$(5,736,974)	$(5,208,958)
Items not affecting cash:
Depreciation and amortization	899,371	836,907
Compensation expense	12,753	15,069
Interest expense (note 6(a))	701,671	-
Common shares issued for fees on equity line of
credit (note 7(e))	300,000	-
Settlement of debt through issuance of common
shares (note 7(d))	77,850	-
Change in non-cash working capital:
Receivables	(24,908)	(36,720)
Deferred revenue	63,991	-
Inventory	423,452	17,003
Prepaid expenses	144,609	(93,137)
Accounts payable and accrued liabilities	247,995	156,601

Net cash used in operating activities	(2,890,190)	(4,313,235)

Investing activities:
Purchase of capital assets	(27,954)	(88,287)
Purchase of other asset	-	(500,000)

Net cash used in investing activities	(27,954)	(588,287)

Financing activities:
Issuance of common shares (note 7(c))	1,763,822	4,129,129
Net proceeds from convertible debentures (note 6)	1,118,000	-
Issuance of promissory note (note 5(b))	210,000	-
Repayment of promissory note (note 5(a))	(500,000)	(1,450,000)

Net cash provided by financing activities	2,591,822	2,679,129

Effect of exchange rate difference on cash
and cash equivalents	(19,264)	(13,763)

Net decrease in cash and cash equivalents	(345,586)	(2,236,156)

Cash and cash equivalents, beginning of period	525,968	2,930,257

Cash and cash equivalents, end of period	$180,382	$694,101

Supplementary information:
Interest and finance charges paid	$126,752	$77,014
Non-cash investing and financing activities:
Purchase of other asset through issuance of
Promissory note	-	2,800,000
Fair value of agents warrants issued in conjunction
with private placements	146,672	206,340
Accretion of interest on convertible debentures	1,022,231	-

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Nine months ended April 30, 2003 and 2002

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

2. Going concern:

The Company requires immediate additional financing to fund its operations and meet its maturing debt obligation. (note 11(a)). The Company has incurred recurring operating losses and has a deficit of $43,853,575 and a working capital deficiency of $953,603 as at April 30, 2003. Since 1998, the Company has raised approximately $30,600,000 through sixteen private placements to fund its operations.

The Company is pursuing various alternatives for private placements and public financings to meet its immediate and long-term financial requirements. Subsequent to quarter end, the Company realized $1,850,000 on the completion of two private placements (notes 11(a) and 11(c)). There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Nine months ended April 30, 2003 and 2002

4. Other assets:

		Accumulated	Net book
2003	Cost	amortization	value

OEM - most medium and heavy duty trucks	$1,737,500	$770,159	$967,341
OEM - all other vehicles	3,300,000	924,341	2,375,251

	$5,037,500	$1,694,908	$3,342,592

The Company believes that the net book value of its "other assets" of $3,342,592 as at April 30, 2003 is recoverable based on expectations of future profits from the Company's future sales of tire monitoring systems to the original equipment vehicle manufacturer's market ("OEM"). The Company's belief is based on an undiscounted cash flow analysis based on management's best estimate of projected annual sales to the passenger vehicle and light truck OEM market plus the Company's projected sales to the heavy truck OEM market. Based on these analyses, at April 30, 2003 management concluded that future profits were in excess of the net book value of the Company's "other assets" as at April 30, 2003.

5. Promissory notes payable:

On March 10, 2003, TRW Automotive US LLC ("TRW") and the Company reached an arrangement whereby if the balance of $850,000 is paid to TRW by June 1, 2003, in full settlement of the promissory note outstanding, the Company will be released and discharged from all security granted to TRW in support of the promissory note. Subsequent to quarter end, TRW and the Company reached an agreement whereby TRW granted the company an extension to pay the balance to September 1, 2003. (note 11(d))

On April 23, 2003, the Company received gross proceeds of $250,000 upon the issuance of a secured short-term promissory note to an accredited investor. The note bears interest at a rate of 12% per annum and is repayable within 90 days of issuance with accrued interest. Advisors to the placement received a cash commission equal to 16% of the face value of the note. Subsequent to quarter end, the note plus interest was repaid.

6. Convertible debentures:

(a) During the three months ended October 31, 2002, the Company realized gross cash proceeds of $500,000 and $250,000, respectively, from the issuance of 10% redeemable convertible notes of the Company plus 150,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation S under the Securities Act of 1933. The agreements were signed on September 20, 2002 and the notes were to mature on December 20, 2002. Interest on these notes was payable when the notes are fully converted or redeemed. At the date of maturity the notes were automatically convertible into common shares at a price equal to the lesser of:

(i) an amount which is equal to seventy-five percent (75%) of the average of the three lowest Closing Bid Prices for the ten (10) day period ending on December 19, 2002; or

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Nine months ended April 30, 2003 and 2002

(ii) $1.00

Each warrant entitles the holder to purchase one of the Company's common shares and is exercisable at a price of $1.25 on or before September 20, 2005, on which date the warrant will expire.

The Company may make interest payments in cash or in shares of the Company's common stock. The Company had the option of prepaying the principal portion of notes in cash or letting it convert into common shares at the maturity date of the notes. The principal and accrued interest amount outstanding under the notes could be prepaid as follows:

(i) for the period from September 20, 2002 until and including October 20, 2002, 110% multiplied by the principal amount of these notes plus all accrued and unpaid interest through the date of prepayment;

(ii) for the period from October 21, 2002 until and including November 19, 2002, 115% multiplied by the principal amount of these notes plus all accrued and unpaid interest through the date of prepayment; and

(iii) for the period from November 20, 3003 until and including December 20, 2002, 120% multiplied by the principal amount of these notes plus all accrued and unpaid interest through the date of prepayment.

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

The Company had the right to prepay all of the principal and accrued interest at a certain price. On November 4, 2002, the Company converted these convertible notes into 1,500,000 units. On conversion of these senior convertible notes, the carrying value of debt and the equity component of the debt originally recorded as additional paid in capital was reclassified to common shares included in shareholders' equity (note 7(c)). Interest accretion of $701,671 was charged to the statement of operations as interest expense in the period ended April 30, 2003 and the carrying value of the liability component was reduced to $nil on November 4, 2002.

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
(Expressed in United States dollars)
(Unaudited)
Nine months ended April 30, 2003 and 2002

assumptions: (expected dividend yield 0%, expected stock price volatility 126%; risk free interest rate 4.23%, expected life of options 3 years).

(b) The Company closed the first tranche on November 21, 2002 of a private placement to a private investment company of senior subordinated redeemable convertible debentures bearing interest at 5% per annum. The second tranche under the private placement was conditional upon a registration statement being declared effective by the Securities and Exchange Commission. This registration statement was declared effective on January 31, 2003 and on that day the Company closed the second tranche of the private placement. In each tranche, the Company received gross proceeds of $184,000 for the issuance of a debenture in the principal amount of $200,000. Total net proceeds after financing charges were $274,000. Each debenture was issued at an 8% discount from the face principal amount. The maturity dates of the debentures are November 21, 2004 and January 31, 2005.

The holders of the debenture may from time to time convert all or any portion of the outstanding principal, together with accrued and outstanding interest thereon, at a conversion price equal to the lesser of:

(i) 120% of the closing bid price for the Company's common shares on the date of closing of each tranche of $0.65 per share and $0.36 per share respectively; and

(ii) 80% of the lowest closing bid price for the Company's common shares during the five trading days immediately preceding the conversion date;

The outstanding principal and accrued and unpaid interest under the debenture will be automatically converted into common shares of the Company on November 21, 2004, and April 30, 2005 respectively, unless the Company determines, in its sole discretion, to pay out the debenture in cash on those dates.

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

If the Company exercises its redemption right under the debenture:

(i) each debenture holder will receive for every $100,000 invested, 10,000 common share warrants, each entitling the holder to purchase one common share of the Company at either an exercise price equal to $0.65 per share until November 21, 2004 under the first tranche and $0.36 per share until April 30, 2005 under the second tranche; and

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Nine months ended April 30, 2003 and 2002

(ii) each debenture holder will be entitled to registration rights in respect of the shares issuable upon exercise of warrants.

The intrinsic value of the beneficial conversion of the debentures was $142,857 and was recorded as additional paid-in capital. The remaining balance, being $257,143 was recorded as a liability. The carrying value of this liability will be accreted to the redemption value of the debentures over their maturity period. To April 30, 2003, $20,561 was accreted, which increased the carrying value of the liability to $277,704.

During the third quarter ended April 30, 2003, the holders of the debenture converted $175,000 of the debenture into 2,145,089 common shares of the company as $40,000 was converted at $0.256, $10,000 was converted at $0.28 per share, and $125,000 was converted at $0.064 per share. Subsequent to quarter end, the principal balance of the debenture plus accrued interest was converted into 1,154,270 common shares of the Company (note 11(b)).

7. Share capital:

(a) A summary of stock option transactions and balances during the period ended April 30, 2003 is as follows:

	Options Outstanding	Weighted average exercise price

Balance at July 31, 2002	1,677,250	$3.08

Options granted	778,300	1.42

Options forfeited	466,650	3.79

Balance at April 30, 2003	1,988,900	$2.55

(b) As at April 30, 2003, warrants outstanding were exercisable for 8,632,029 (July 31, 2002-2,030,317) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $0.10 to $2.80 per share that expire on various dates until December 15, 2007.

(c) During the nine months ended April 30, 2003, the Company realized net cash proceeds of $1,763,822 from the completion of four separate private placements, each effected pursuant to Regulation S under the Securities Act of 1933. The first private placement included the issuance of 2,000,000 units at a price of $0.50 per unit. The Company realized gross proceeds of $250,000 from this private placement; the balance of the aggregate purchase price for the units was paid for by the application of $750,000 of principal under the senior convertible notes issued by the Company on September 20, 2002. On conversion of senior convertible notes, the carrying value of debt and equity component of the debt recorded as additional paid in capital were reclassified to common shares included in shareholders' equity. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.50 per share until November 4, 2005. An additional 17,672 common shares were issued as a payment of accrued interest at a deemed price of $0.50 per share. Advisors to the private placement were paid a commission of $20,000 and were issued 40,000 share purchase warrants exercisable at $0.50 per share. The fair value of these warrants at the date of grant.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Nine months ended April 30, 2003 and 2002

7. Share capital (continued):

was estimated at $17,131. The fair value of these warrants is estimated on the date of issuance using the Black-Scholes option valuation model with the following weighted average assumptions: (expected dividend yield 0%, expected stock price volatility 126%; risk free interest rate 4.23%, expected life of options 3 years). The fair value of the warrant and the commission were recorded as share issue costs. (note 11(e)).

The Company realized gross cash proceeds of $1,200,000 from the second private placement. In this private placement, the Company issued and sold 750,000 units at $0.67 per unit and 1,000,000 units at $0.70 per unit. Each unit consists of one common share and one share purchase warrant. Of the share purchase warrants issued, 750,000 entitle the holder to purchase one additional common share at an exercise price of $0.85 per share for a period of three years and 1,000,000 of the share purchase warrants entitle the holder to purchase one additional common share at an exercise price of $0.70 per share for a period of three years. Advisors to the private placement were paid a commission of $96,000 and issued 140,000 share purchase warrants, 60,000 exercisable at $0.67 per share and 80,000 exercisable at $0.70 per share. The fair value of the warrant and the commission were recorded as share issue costs. The fair value of these warrants at the date of grant was $78,148. The fair value of these warrants is estimated on the date of issuance using the Black-Scholes option valuation model with the following weighted average assumptions: (expected dividend yield 0%, expected stock price volatility 131%; risk free interest rate 4.2%, expected life of options 5 years). (note 11(e)).

The Company realized gross cash proceeds of $250,000 from the third private placement. In this private placement, the Company issued and sold 714,286 units at $0.35 per unit. Each unit consists of one common share and one share purchase warrant exercisable at a price of $0.42 per share for a period of three years (note 11 (e)). Advisors to the private placement received a commission of $20,000 and are owed 57,143 share purchase warrants exercisable at a price of $0.35 per share for five years. The fair value of these warrants at the date of grant was $15,780. The fair value of the warrant is estimated on the date of issuance using the Black-Scholes option valuation model with the following weighted average assumptions: (expected dividend yield 0%, expected stock price volatility 130%; risk free interest rate 4.12%, expected life of options 5 years). The fair value of the commission was recorded as share issue costs. The warrants were issued on May 7, 2003 and the fair value of these warrants will be recorded in the fourth quarter as share issue costs.

The Company realized gross cash proceeds of $350,000 from the fourth private placement. In this private placement, the Company issued and sold 3,500,000 units at $0.10 per unit. Each unit consists of one common share and one half share purchase warrant exercisable at a price of $0.16 per share for a period of two years. Advisors to the private placement received a cash commission of $8,000 and 14,000 share purchase warrants exercisable at a price of $0.10 per share for five years. The fair value of these warrants at the date of grant was $4,485. The fair value of the warrant is estimated on the date of issuance using the Black-Scholes option valuation model with the following weighted average assumptions: (expected dividend yield 0%, expected stock price volatility 155%; risk free interest rate 4.0%, expected

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Nine months ended April 30, 2003 and 2002

7. Share capital (continued):

life of options 5 years). The warrants were issued on May 7, 2003 and the fair value of these warrants will be recorded in the fourth quarter as share issue costs.

(d) On April 3, 2003, the Company issued to Ian Bateman a total of 353,865 common shares at a deemed price of $0.17 per share, in partial payment and settlement of the Company's obligation to pay him a termination allowance in connection with the termination of his management agreement, without cause, on October 15, 2002. The Company issued these shares to Mr. Bateman in an offshore transaction pursuant to Regulation S under the Securities Act of 1933.

(e) The Company has also arranged a $5.0 million equity line of credit facility from a private investment company. This facility, which was never drawn upon, was superseded and replaced with an equity line of credit facility from the same investor on February 19, 2003. The Company may draw down the facility at its discretion provided that each draw down is at least seven trading days apart, and the maximum amount that may be drawn down at any one time is limited to $70,000 and advance notice is required. The term of the equity line of credit is 24 months. At the time of draw down against the line of credit the Company will issue common shares equal to that amount advanced divided by 99% of the stock price on the five consecutive days after the date of notice. On each date of advance of funds, the Company is to pay 1.5% of the advanced funds as a commission. On the date of the execution of the contract, the Company issued shares worth $290,000 based on the trading price of the stock of the Company on that day. Shares worth $10,000 were issued to the placement agent on February 26, 2003. The Company may draw down the facility at its discretion upon effectiveness of the registration statement to be filed by the Company in the appropriate form under the Securities Act of 1933 for the purpose of registering the shares issuable upon the draw down of the credit facility. To date, the Company has not taken any steps to file the registration statement, and has not drawn down any portion of this facility.

8. Related party transactions:

During the nine months ended April 30, 2003, the Company incurred expenses of $215,108 (2002 - $115,900) for consulting services and financing fees on the private sales of its convertible debentures for financing services and issued 300,000 share purchase warrants, of which 160,000 were issued at an exercise price of US$0.50, expiring on November 4, 2007, 60,000 were issued at an exercise price of US$0.67, expiring on December 15, 2007 and 80,000 were issued at an exercise price of $0.70, expiring on December 15, 2007 (2002 - 46,900 share purchase warrants at an exercise price of US $1.70, expiring on January 18, 2005), for financing services to a company in which a former director (resigned in March, 2003) of the Company had significant influence. The director also received 27,500 options (2002 - 15,000) from the Company during the year.

9. Segmented information:

The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Substantially all revenue is derived from sales to North American and European customers. Geographic information is as follows:

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Nine months ended April 30, 2003 and 2002

9. Segmented information (continued):

Revenue from external customers

	Three months ended		Nine months ended
	April 30, 2003	April 30, 2002	April 30, 2003	April 30, 2002

United Kingdom	$110,710	$90,390	$178,423	$190,465
United States	246,468	101,929	427,094	412,736
Korea	95,243	-	95,243	-
Germany	28,595	17,766	69,066	72,549
Italy	74,718	-	257,201	12,629
Other	82,589	24,308	155,647	91,308

	$638,323	$234,393	$1,182,674	$779,687

As at April 30, 2003, 74% of the Company's fixed assets were in Canada and 26% were in the United Kingdom.

11. Subsequent events:

(a) On May 19, 2003 and June 11, 2003, the Company closed the first and second tranches of a three-tranche private placement of 7% convertible debentures to four of the selling stockholders pursuant to Rule 506 of Regulation D under the Securities Act of 1933, for gross proceeds of $1,800,000. The second tranche under the private placement was conditional upon filing a registration statement with the Securities and Exchange Commission on Form SB-2, which the Company filed on June 4, 2003. The third tranche will involve the sale to these investors of $1,000,000 in aggregate principal amount of convertible debentures, and will close within five trading days of June 9, 2003, the date on which the registration statement was declared effective by the Securities and Exchange Commission.

The outstanding principal under the convertible debentures bears interest at the rate of 7% per annum, calculated on the basis of a 360-day year. Interest is payable quarterly on March 1, June 1, September 1 and December 1, and at maturity, in cash or, at the Company's option, in shares of the Company's common stock at an interest conversion price equal to 90% of the lesser of the average closing bid price during the 20 trading days immediately preceding the interest payment date, or the average closing bid price during the 20 trading days immediately preceding the date on which the shares are issued if such shares are issued and delivered after the interest payment date. The Company's right to elect to pay accrued interest in shares of its common stock is subject to certain conditions, including the requirement that there shall be an effective registration statement qualifying the resale of the common stock to be issued to the holders of the convertible debentures in lieu of a cash interest payment. All overdue accrued and unpaid interest under the convertible debentures will be subject to a late fee at the rate of 18% per annum. All principal, and all accrued and unpaid interest, under the convertible debentures will be due and payable at maturity on May 19, 2005.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Nine months ended April 30, 2003 and 2002

11. Subsequent events (continued):

Principal under convertible debentures in the aggregate principal amount of $1,800,000 may be converted by the holder in whole or in part and from time to time at a conversion price of $0.13 per share; principal under convertible debentures in the aggregate principal amount of $1,000,000 may be converted at a conversion price equal to the lesser of $0.13 per share and 70% of the average closing bid price during the five trading days immediately preceding the date of issuance of such convertible debentures, subject to a floor price of $0.06 per share.

Each of the convertible debentures contains a contractual restriction on beneficial share ownership. It provides that the holder may not convert convertible debentures, or receive shares of our common stock as payment of interest, to the extent that the conversion or the receipt of the interest payment would result in the holder, together with its affiliates, beneficially owning in excess of 4.99% of the Company then issued and outstanding shares of common stock. For these purposes, beneficial ownership is to be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder.

The Company may not prepay any portion of the principal amount on any convertible debenture without the prior written consent of the holder of the debenture.

For accounting purposes, the proceeds will be primarily allocated to fair value of warrants issued and the intrinsic value of the beneficial conversion feature. The fair value of the warrants will be calculated using the Black Scholes model. The intrinsic value is the amount by which the fair value of the underlying common shares at the commitment date exceeds the effective conversion price. The remaining value of the proceeds is allocated to debt and will be accreted to the redemption value of the convertible debentures over the period from the date of issuance to the initial maturity date of May 19, 2005.

In connection with the offering of the convertible debentures and the associated common share purchase warrants, the Company agreed to file a registration statement for the purpose of registering up to 43,076,923 shares of common stock issuable upon the conversion of principal and interest, or in payment of interest, under the convertible debentures, and up to 10,769,231 shares of common stock issuable upon exercise of the warrants. The warrants entitle the holders to purchase common shares of the Company at $0.2645 per share until May 19, 2008. Advisors to the transaction received a cash commission of $189,000 and 112,000 share purchase warrants exercisable at a price of $0.10 per share for a period of five years and 100,000 warrants exercisable at a price of $0.135 per share for a period of five years. The fair value of these warrants at the date of grant was $66,719. The fair value of the warrant is estimated on the date of issuance using the Black-Scholes option valuation model with the following weighted average assumptions: (expected dividend yield 0%, expected stock price volatility 155%; risk free interest rate 4.02%, expected life of options 5 years). The fair value of these warrants will be amortized over the life of the convertible debentures as share issuance costs.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Nine months ended April 30, 2003 and 2002

11. Subsequent events (continued):

The Company will be considered in default of the convertible debentures if any of the following events, among others, occurs:

(i) The Company fails to pay any amount due under a convertible debenture within five days of any notice sent to the Company by the holder of the convertible debenture that the Company are in default of our obligation to pay the amount;

(ii) The Company fails to comply with any of the other agreements contained in the convertible debenture after the Company is given fifteen days written notice of such non-compliance;

(iii) The Company breach any of the obligations under the Securities Purchase Agreement or the Registration Rights Agreement and the breach is not cured by us within fifteen days after our receipt of written notice of such breach;

(iv) The Company or any of its subsidiaries become bankrupt or insolvent;

(v) The Company breaches any of its obligations under any other debt or credit agreements involving an amount exceeding $150,000, unless the breach is cured by the Company within fifteen days and the breach is waived by the other party to the debt or credit agreement;

(vi) The Company agrees to sell or dispose of more than 33% of its assets in one or more transactions, or the Company agrees to redeem or repurchase more than an insignificant number of shares of the Company's outstanding common stock or any other equity securities of the Company; or

(vii) The Company fails to issue shares of its common stock to the holder within five trading days of the conversion date specified in any conversion notice delivered in respect of a convertible debenture by the holder.

If an event of default occurs, the holder of a convertible debenture can elect to require the Company to immediately repay a mandatory prepayment amount equal to the greater of:

(i) 120% of the principal amount of the debenture, plus all accrued and unpaid interest and any other amounts outstanding in respect of the debenture; or

(ii) 120% of the principal amount of the debenture, plus all accrued and unpaid interest and any other amounts outstanding in respect of the debenture, divided by the conversion price of the debenture, and multiplied by the greater of (A) the last reported closing bid price for our common stock on the date on which the payment is due or (B) the last reported closing bid price for our common stock on the date on which the payment actually paid.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Nine months ended April 30, 2003 and 2002

11. Subsequent events (continued):

(b) During May 2003 the holder of the convertible debenture converted the remaining principal balance of $225,000 plus accrued interest of $5,854 at $0.20 per share into 1,154,270 common shares of the Company.

(c) On May 5, 2003, the Company realized gross cash proceeds of $50,000 effected pursuant to Regulation S under the Securities Act of 1933. In this private placement, the Company issued and sold 500,000 units at $0.10 per unit. Each unit consist of one common share and two share purchase warrants exercisable at a price of $0.12 per share for a period of one year. Advisors to the private placement received a commission of $4,000 and 40,000 share purchase warrants exercisable at a price of $0.10 per share for five years. The fair value of these warrants at the date of grant was $8,846. The fair value of the warrant is estimated on the date of issuance using the Black-Scholes option valuation model with the following weighted average assumptions: (expected dividend yield 0%, expected stock price volatility 154%; risk free interest rate 4.09%, expected life of options 5 years). The fair value of these warrants and the commission will be recorded as share issue costs.

(d) On May 15, 2003, TRW granted the Company an extension to September 1, 2003, to pay the balance of $850,000. On May 22, 2003 the Company paid TRW $90,000 and on June 11, 2003 the Company paid TRW an additional $90,000. The Company also agreed to make an additional payment of $100,000 upon closing of the third tranche, of its convertible debenture financing and to pay to TRW Automotive, immediately upon receipt by the Company, not less than 20% of the proceeds of any subsequent equity investment or debt financing the Company receives over $250,000 for the purpose of paying off the balance of the Company's obligations to TRW Automotive as soon as practicable and before the due date of the promissory note.

(e) On May 6, 2003, the Company issued 850,000 shares at a deemed price of $0.21 per share to an accredited investor and repriced 1,000,000 warrants previously issued to the investor on December 20, 2002, thereby reducing the exercise price of the warrant from $0.70 per share to $0.10 per share. An aggregate of 3,614,286 additional warrants previously issued to four other investors in connection with the offshore private placements effected by us on November 4, 2002, December 20, 2002 and February 14, 2003, were also repriced to have an exercise price of $0.10 per share. These transactions were all effected pursuant to Regulation S under the Securities Act of 1933, and were effected in consideration of certain releases provided by the investors to our company in respect of certain potential unquantified claims threatened by the investors against our company. The fair value of these shares and decrease in the fair value of the repriced warrants will be recorded as an administration expense in the fourth quarter. The fair value of the shares is $178,500 based on the deemed price of $0.21 and the fair value of the decrease in the warrants is $136,544. The fair value of the warrant is estimated on the date of issuance using the Black-Scholes option valuation model with the following weighted average assumptions: (expected dividend yield 0%, expected stock price volatility 154%; risk free interest rate 3.68%, expected life of

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Nine months ended April 30, 2003 and 2002

11. Subsequent events (continued):

options 5 years). The fair value of these warrants and the value of shares issued will be recorded as a general and administrative expense.

(f) On May 27, 2003, the Company issued 1,050,000 share of common stock to a non-U.S. person upon exercise of warrants previously granted to it for gross proceeds of $105,000. The shares were issued in an offshore transaction relying on Regulation S under the Securities Act of 1933. In connection with this exercise of warrants, the Company owes a cash commission of $8,400 and 84,000 share purchase warrants exercisable at a price of $0.10 per share for five years. The fair value of these warrants at the date of grant was $19,211. The fair value of the warrant is estimated on the date of issuance using the Black-Scholes option valuation model with the following weighted average assumptions: (expected dividend yield 0%, expected stock price volatility 155%; risk free interest rate 3.68%, expected life of options 5 years). The fair value of these warrants and the commission will be recorded as share issue costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended April 30, 2003 and 2002 should be read in conjunction with our most recent audited annual financial statements for the financial year ended July 31, 2002, the unaudited interim financial statements attached hereto, and, in each case, the notes thereto.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

We carry on business directly and through our three wholly-owned subsidiaries: SmarTire USA Inc., SmarTire (Europe) Limited and SmarTire Technologies Inc. SmarTire Technologies Inc., formerly Delta Transportation Products Ltd., was incorporated under the laws of British Columbia on August 27, 1987, and is the original developer of our patented technology. We were continued (reincorporated) under the laws of the Yukon Territory to become a Yukon corporation effective February 6, 2003.

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

In the Notice of Proposed Rule Making, the National Highway Traffic Safety Administration concluded that direct measurement systems have major advantages over indirect systems as they:

  actually measure the pressure in each tire and can detect when any tire or combination of tires is under-inflated, including when all tires are under-inflated;

  operate while the vehicle is stationary;

  are highly accurate and can detect small pressure losses, some even as low as 1 pound per square inch;

  provide full time monitoring even when the vehicle is driven on bumpy roads, has mismatched tires or has a tire out of balance or alignment;

  do not need substantial time to calibrate the system and reduce the very real possibility for human error; and

  can tell the operator which tire is under-inflated.

On May 31, 2002, the National Highway Traffic Safety Administration issued part one of a two-part final ruling. Part one established a new Federal Motor Vehicle Safety Standard that requires tire pressure monitoring systems be installed in passenger vehicles and light trucks to warn the driver when a tire is below specified pressure levels. During the first year of the implementation schedule, beginning November 1, 2003, at least 10% of each auto manufacturer's total production must be equipped with tire pressure monitoring systems. This requirement increases to 35% during the second year, 65% by the third and 100% after October 31, 2006.

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

With tire pressure monitoring system compliance standards and specifications now defined, our company's management believes that auto manufacturers must proceed with the granting of supply contracts in order to achieve the National Highway Traffic Safety Administration implementation schedule. We, together with our strategic partners, have developed a joint marketing direction designed to exploit the significant product demand that is anticipated to be created by this ruling.

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

We introduced our motorcycle tire monitoring system for sale into the aftermarket in September 2002. We are in the final stages of development of TPMS products for the recreational vehicle, commercial and Off-The-Road ("OTR") vehicle markets. We are also continuing development on future tire monitoring technologies including development of concepts and prototypes for the original equipment manufacturer, or OEM, market and tire companies. In addition, we have continued to make progress on the development of transmitters that do not require batteries.

During May 2002 we entered into a non-binding Memorandum of Understanding with Visteon Corporation to develop and market tire monitoring solutions for the original equipment manufacturers market. Visteon is a global supplier of products to the automotive industry whose shares are listed for trading on the New York Stock Exchange. Our Memorandum of Understanding matured into a formal agreement dated December 10, 2002 which contemplates collaboration between our company and Visteon to develop and market more advanced tire monitoring systems for passenger vehicles and light trucks, and to jointly explore other opportunities for tire monitoring products such as the commercial vehicle market. Under the agreement, we have also granted Visteon rights to manufacture some of our products.

In October 2002 we signed a Supply Agreement with Pirelli Pneumatici for tire monitoring systems that measure pressure and temperature of car, truck and motorcycle tires. Produced by SmarTire and tested and certified by Pirelli, the products are marketed and sold under the name X-PressureTM. The systems are sold through Pirelli's tire distribution channels in Italy, Germany, the United Kingdom, Spain and Switzerland.

In December 2002, we entered into an eight-year supply commitment letter for tire pressure monitoring systems to be offered as part of the OEM package on certain vehicles produced by Aston Martin. We are committed to supply the systems in response to purchase orders submitted by Aston Martin from time to time.

In February 2003, we signed an agreement with Hyundai Autonet Company, Ltd., an established Korean automotive electronics supplier. Under this Agreement, Hyundai Autonet and we will co-develop, manufacture and distribute tire monitoring products to Hyundai Autonet original equipment vehicle manufacturers and the automotive aftermarket in Korea. The agreement includes a $300,000 payment, payable over time, from Hyundai Autonet to us for engineering changes to modify our products for the Korean market and the development of technology required to meet specific needs of the Korean marketplace. We expect to receive an ongoing revenue stream through the sales of proprietary components to Hyundai Autonet beginning in early 2004. As of April 30, 2003 we had received $165,000 of the $300,000 engineering payment from Hyundai Autonet.

RESULTS OF OPERATIONS

Three months ended April 30, 2003 and April 30, 2002

Revenue

Gross revenue for the three months ended April 30, 2003 increased to $638,323 from $234,393 for the three months ended April 30, 2002. This increase in revenue was a result of the following:

  Sales of aftermarket passenger car systems increased to $425,937 for the three months ended April 30, 2003 from $205,235 for the three months ended April 30, 2002.

  Sales of OEM passenger car systems increased to $29,858 for the three months ended April 30, 2003 from $17,876 for the three months ended April 30, 2002.

  Sales of motorcycle products increased to $44,033 during the three months ended April 30, 2003 from $nil for the three months ended April 30, 2002.

  Sales of OTR tire monitoring systems designed for mining vehicle applications were $43,252 for the three months ended April 30, 2003 compared to $nil for the three months ended April 30, 2002. These OTR tire monitoring systems are currently undergoing on-vehicle validation. If the on-vehicle validation program proves successful, we expect sales of our OTR tire monitoring systems to increase significantly in the future.

  Revenue of $95,243 was recorded for engineering changes to modify our products pursuant to the Hyundai Autonet agreement for the three months ended April 30, 2003 compared to $nil for the three months ended April 30, 2002. Revenue is determined by the percentage of completion method.

Sales of the motorsport tire monitoring systems decreased to $nil for the three months ended April 30, 2003 from $11,282 for the three months ended April 30, 2002. Motorsport tire monitoring systems were sold through a distributor, and have been discontinued.

We expect sales of our OEM passenger car systems, and sales of our motorcycle products, to continue to increase in the near future as a result of growing interest in tire pressure monitoring systems by vehicle manufacturers, who must now address the requirements of the TREAD Act. We believe that the implementation of the TREAD Act, and the continuing trend among many vehicle manufacturers to emphasize the safety features incorporated into their vehicles, will also increase public awareness of tire pressure monitoring systems. This could potentially help to increase sales of our aftermarket passenger car systems. However, it is difficult to predict just how much such sales will increase, and the exact timing of the increase, if any, since our products will continue to face competition from other direct measurement tire pressure monitoring systems manufactured by our competitors. While we and our strategic partners will continue in our efforts to aggressively pursue opportunities to market and sell original equipment manufacturer passenger car tire pressure monitoring systems, we anticipate that we will face significant competition in this segment from other manufacturers of direct measurement tire pressure monitoring systems.

Gross Margin

Gross margin on product sales decreased to 30% for the three months ended April 30, 2003 from 39% for the three months ended April 30, 2002. The decrease occurred as the product mix of systems sold in the quarter ended April 30, 2003 had lower gross margins than the product mix of systems sold in the quarter ended April 30, 2002. The gross margins continue to be affected by the reduction in carrying value of first generation product inventory in the 1999 fiscal year. If the write down of inventory had not occurred, gross margins on sales would have been 21% for the three months ended April 30, 2003 compared to 23% for the three months ended April 30, 2002.

Expenses

Expenses decreased to $1,505,408 for the three months ended April 30, 2003 from $1,596,366 for the three months ended April 30, 2002, as a result of lower engineering, research and development, marketing and general and administration expenses. Reductions in these expenses (discussed in greater detail below) were partially offset by higher depreciation and amortization expenses.

Engineering, research and development expenses decreased to $298,709 for the three months ended April 30, 2003 from $300,547 for the three months ended April 30, 2002. The decrease was a result of lower product development costs and less travel costs partially offset by increased wages.

Marketing expenses decreased to $349,081 for the three months ended April 30, 2003 from $358,333 for the three months ended April 30, 2002. The decrease was a result of lower advertising and promotion expenses and lower travel costs.

General and administrative expenses decreased to $565,420 for the three months ended April 30, 2003 from $638,777 for the three months ended April 30, 2002. The decrease was attributed primarily to lower investor relations expenses and lower travel costs. The decrease was partially offset by higher insurance expenses.

Depreciation and amortization expense increased to $312,121 for the three months ended April 30, 2003 from $298,709 for the three months ended April 30, 2002. Depreciation and amortization expense is expected to remain at approximately its current level for the foreseeable future.

Interest and finance charges decreased to $15,287 for the three months ended April 30, 2003 from $39,038 for the three months ended April 30, 2002.

In November 2002, we arranged for a $5.0 million equity line of credit facility from an accredited investor. This facility, which was never drawn upon, was superseded and replaced with another $5.0 million equity line of credit facility from the same investor on February 19, 2003 primarily because the Company decided to appoint a new placement agent. We may draw down the facility at our discretion upon effectiveness of the registration statement to be filed by us in the appropriate form under the Securities Act of 1933 for the purpose of registering the shares issuable upon the draw down of the credit facility. To date, we have not taken any steps to file the registration statement, and we have not drawn down any portion of this facility. Fees to arrange the equity line of credit were $300,000, $290,000 of which represented a commitment fee that we paid by the issuance of 446,154 shares of our common stock on December 4, 2002 and $10,000 of which represented a placement agent fee that we paid by the issuance of 32,258 shares of our common stock during the quarter ended April 30, 2003.

Interest income

Interest income of $954 was earned for the three months ended April 30, 2003 as compared to $3,310 for the three months ended April 30, 2002. This decrease was due to lower average cash balances maintained and lower interest rates during the more recent fiscal quarter.

Nine months ended April 30, 2003 and April 30, 2002

Revenue

Gross revenue for the nine months ended April 30, 2003 increased to $1,182,674 from $779,687 for the nine months ended April 30, 2002. This increase in revenue was a result of the following:

  Sales of aftermarket passenger car systems increased to $842,436 for the nine months ended April 30, 2003 from $605,371 for the nine months ended April 30, 2002.

  Sales of OEM passenger car systems decreased to $98,042 for the nine months ended April 30, 2003 from $125,651 for the nine months ended April 30, 2002 as sales under the Lincoln Continental program of the Company's first generation product were discontinued by Ford Motor Company at the end of December 31, 2001. Without the sales of $43,711 under the Lincoln Continental program for the nine months ended April 30, 2002, sales for this period would have been $81,940.

  Sales of motorcycle products were $44,033 during the nine months ended April 30, 2003 compared to $nil for the nine months ended April 30, 2002.

  Sales of OTR tire monitoring systems designed for mining vehicle applications were $58,181 for the nine months ended April 30, 2003 compared to $nil for the nine months ended April 30, 2002. These OTR tire monitoring systems are currently undergoing on-vehicle validation.

  Revenue of $95,243 was recorded for engineering changes to modify our products pursuant the Hyundai Autonet agreement for the three months ended April 30, 2003 compared to $nil for the three months ended April 30, 2002. Revenue is determined by the percentage of completion method.

Sales of the motorsport tire monitoring systems decreased to $44,739 for the nine months ended April 30, 2003 from $48,665 for the nine months ended April 30, 2002. As indicated above, we have discontinued production of our motorsport tire monitoring systems.

Gross Margin

Gross margin on product sales decreased to 25% for the nine months ended April 30, 2003 from 32% for the nine months ended April 30, 2002. The decrease occurred as the product mix of systems sold in the nine months ended April 30, 2003 had lower gross margins than the product mix of systems sold in the nine months ended April 30, 2002. The gross margins continue to be affected by the reduction in carrying value of first generation product inventory in the 1999 fiscal year. If the write down of inventory had not occurred, gross margins on sales would have been 16% for the nine months ended April 30, 2003 compared to 19% for the nine months ended April 30, 2002.

Expenses

Expenses decreased to $5,052,774 for the nine months ended April 30, 2003 from $5,390,975 for the nine months ended April 30, 2002, as a result of decreases in engineering, research and development expenses. Reductions in these expenses (discussed in greater detail below) were partially offset by higher marketing, general and administration expenses and depreciation and amortization expenses.

Engineering, research and development expenses decreased to $800,315 for the nine months ended April 30, 2003 from $1,392,464 for the nine months ended April 30, 2002. The decrease was attributed primarily to a $500,000 expenditure for non-recoverable development costs incurred with a key component supplier for future product development activities in the nine months ended April 30, 2002. This expenditure was a one time expense with this supplier. The nature of our activities could result in future non-recurring expenditures. A decrease in prototype development, lower travel costs and lower expenditures on patents and approvals also contributed to the decrease in engineering, research and development expenses.

Marketing expenses increased to $1,172,306 for the nine months ended April 30, 2003 from $1,144,358 for the nine months ended April 30, 2002. We incurred expenses of $130,000 in connection with the termination of a management agreement; 50% of this amount, or $65,000, is included in the marketing expenses for the nine months ended April 30, 2003, and 50% was included in general and administrative expenses for the period. The balance of the increase in our marketing expenses was a result of higher marketing-related wages and tradeshow expenditures. Trade show expenses included the cost of attending the Automechanika show, which is held in Europe every two years. The increase was partially offset by lower advertising and promotion and lower travel costs.

General and administrative expenses increased to $2,180,782 for the nine months ended April 30, 2003 from $2,017,246 for the nine months ended April 30, 2002. The increase was attributed to an increase in professional fees, filing fees, insurance premiums and wages. Professional fees increased as a result of filing registration statements with the Securities and Exchange Commission. As explained above, general and administrative expenses include $65,000 that was incurred in connection with the termination of a management contract. The increase was partially offset by lower travel and capital taxes.

Depreciation and amortization expense increased to $899,371 for the nine months ended April 30, 2003 from $836,907 for the nine months ended April 30, 2002. Depreciation and amortization expense is expected to remain at approximately its current level for the foreseeable future.

Interest and finance charges of $827,069 were incurred during the nine months ended April 30, 2003, including $745,826 in interest and finance charges on 10% and 5% redeemable convertible debentures issued during the nine months ended April 30, 2003, and $65,956 in interest on a promissory note created as part of the consideration for restructuring the Company's strategic relationship with TRW Inc. in August 2001.

Fees to arrange the $5.0 million equity line of credit facility discussed above were $300,000, and were paid by the issuance of a total of 478,412 shares of our common stock during the nine months ended April 30, 2003.

During the nine months ended April 30, 2003, we also purchased certain capital assets at an aggregate cost of $27,954.

Interest Income

Interest income of $2,616 was earned for the nine months ended April 30, 2003 as compared to $17,084 for the nine months ended April 30, 2002. This decrease was due to lower average cash balances maintained and lower interest rates during the more recent fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

Current Position

We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since inception, and our current liabilities exceed our current assets. We have an accumulated deficit of $43,853,575. Our net loss for the three months ended April 30, 2003 was $1,536,729 and for the nine months ended April 30, 2003 was $5,736,974, compared to $1,507,165 for the three months ended April 30, 2002 and $5,208,958 for the nine months ended April 30, 2002. As of April 30, 2003, our stockholders' equity was $2,827,844 and we had a working capital deficiency of $953,603.

Our cash position at April 30, 2003 was $180,382 as compared to $525,968 at July 31, 2002. This decrease was due to the net loss from our operating, financing and investing activities described below.

Our net loss of $5,736,974 for the nine months ended April 30, 2003 includes non-cash charges of $899,371 for depreciation and amortization, $12,753 for compensation expense, $701,671 for finance and interest expense, $77,850 for common shares issued to settle debt, and $300,000 for common shares issued to pay commitment and placement fees incurred in connection with setting up our $5.0 million equity line of credit facility. Changes in non-cash working capital during this period amounted to $809,905. Non-cash working capital changes included a decrease in receivables, and increases in inventory, prepaid expenses, deferred revenue, accounts payable and accrued liabilities.

During the nine months ended April 30, 2003, we realized aggregate gross cash proceeds of $3,418,000 as follows:

  On September 26, 2002 and October 4, 2002, we closed two tranches of an offshore private placement of 10% redeemable convertible notes maturing December 20, 2002, and 150,000 share purchase warrants. We realized aggregate net proceeds from this placement of $673,823. Additional details on the convertible notes are disclosed in note 6 to the financial statements.

  On November 4, 2002, we effected a private placement of two million units at a price of $0.50 per unit. We realized gross cash proceeds of $250,000 from the private placement ($230,000 net of offering expenses); the balance of the aggregate purchase price for the units was applied in repayment of $750,000 of principal under the 10% redeemable convertible notes maturing December 20, 2002. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.50 per share until November 4, 2005. An additional 17,672 common shares were issued in payment of accrued interest under the Notes at a deemed price of $0.50 per share. In connection with these private placements we paid a finder's fee of $80,000 plus 160,000 share purchase warrants exercisable at $0.50 per share.

  On November 21, 2002, we closed the first tranche of a private placement of convertible debentures to an accredited investor and we realized gross proceeds of $184,000 ($138,000 net of offering expenses). A single debenture having a face principal amount of $200,000 was issued at an 8% discount, bearing interest at 5% per annum, and was secured by a security interest granted by us in all of our present and after-acquired assets. This security interest was subordinated to the security interest granted by us to TRW Inc., and subsequently assigned to TRW Automotive U.S. LLC, in all of our present and after-acquired assets. On January 31, 2003, we closed the second tranche under the private placement and realized gross proceeds of $184,000 ($158,000 net of offering expenses). The second tranche also involved the sale of a debenture having a face principal amount of $200,000, and was issued at an 8% discount. A condition of the offering was that we file a registration statement under the Securities Act of 1933 to register for resale the shares of our common stock issuable upon conversion of these securities. The closing of the second tranche was subject to the condition that the United States Securities and Exchange Commission declare the registration statement effective, which it did on January 31, 2003. Post-effective amendments to the registration statement were filed with the Securities and Exchange Commission on March 14, 2003, April 17, 2003 and May 2, 2003.

  On December 20, 2002, we effected an equity private placement that involved the issuance of 750,000 units at $0.67 per unit and 1,000,000 units at $0.70 per unit. We realized gross cash proceeds of $1,200,000 from the private placement ($1,104,000 net of offering expenses). Each unit consists of one common share and one share warrant. 750,000 of the share purchase warrants entitle the holder to purchase one additional common share at an exercise price of $0.85 per share for a period of three years and 1,000,000 of the share purchase warrants entitle the holder to purchase one additional common share at an exercise price of $0.70 per share for a period of three years. In May 2003, the share purchase warrants were repriced to $0.10 issued and 850,000 shares were issued at a deemed price of $0.21 per share to an accredited investor in consideration of certain releases provided by the investors to our company in respect of certain potential unquantified claims threatened by the investors against our company. In connection with this private placement, we paid a placement fee of $96,000 plus 140,000 share purchase warrants, 60,000 exercisable at $0.67 per share and 80,000 exercisable at $0.70 per share.

  On February 18, 2003, we completed a private placement of 714,286 units at a price of $0.35 per unit. We realized gross cash proceeds of $250,000 from the private placement. Each unit consists of one common share and one share warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.42 per share until February 14, 2006. In connection with this private placement, we have paid a placement fee of $20,000 and have issued

57,143 share purchase warrants exercisable at $0.35 per share. In May 2003, the share purchase warrants were repriced to $0.10.

  On March 31, 2003, we completed a private placement of 3,500,000 units at a price of $0.10 per unit. We realized gross cash proceeds of $350,000 from the private placement. Each unit consists of one common share and one-half of a non-transferable share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of our common stock at a price of $0.16 per share until March 31, 2005. In connection with this private placement, we have paid a placement fee of $28,000 and have issued 14,000 share purchase warrants exercisable at $0.135 per share.

  On April 23, 2003, we issued a secured short-term promissory note to an accredited investor in the principal amount of $250,000. The note plus interest at the rate of 12 percent per annum was recently repaid. We paid a placement fee of $40,000 in connection with the issuance of this note.

As discussed above, in November 2002 we also arranged for a $5.0 million equity line of credit facility from an accredited investor. This facility, which was never drawn upon, was superseded and replaced with another $5.0 million equity line of credit facility from the same investor on February 19, 2003 primarily because the Company decided to appoint a new placement agent. We may draw down the facility at our discretion upon effectiveness of the registration statement to be filed by us in the appropriate form under the Securities Act of 1933 for the purpose of registering the shares issuable upon the draw down of the credit facility. Each draw down must be at least seven trading days apart, and the maximum amount that may be drawn down at any one time is limited to $70,000. The term of the equity line of credit is 24 months. To date, we have not taken any steps to file the registration statement, and we have not drawn down any portion of this facility. Fees to arrange the equity line of credit were $300,000, $290,000 of which represented a commitment fee that we paid by the issuance of 446,154 shares of our common stock on December 4, 2002 and $10,000 of which represented a placement agent fee that we paid by the issuance of 32,258 shares of our common stock during the quarter ended April 30, 2003.

As at April 30, 2003, we had a working capital deficiency of $953,593. Subsequent to April 30, 2003, we obtained additional private placement financing in aggregate gross amount of $1,850,000, as follows:

  On May 5, 2003, we issued 500,000 units at a price of $0.10 per unit in an offshore transaction pursuant to Regulation S under the Securities Act of 1933. We realized gross cash proceeds of $50,000 from this private placement. Each unit consists of one share of our common stock and two non-transferable share purchase warrants. Each whole warrant entitles the holder to purchase an additional share of our common stock at a price of $0.12 per share until April 30, 2004. In connection with this private placement, we have paid a placement fee comprised of $4,000 in cash and 40,000 share purchase warrants exercisable at a price of $0.10 per share.

  On May 19, 2003 and June 11, 2003, we closed the first and second tranches of a three-tranche private placement of 7% convertible debentures to four accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, for gross proceeds of $1,800,000. The second tranche under the private placement was conditional upon our filing a registration statement with the Securities and Exchange Commission on Form SB-2, which we filed on June 4, 2003. The third tranche will involve the sale to these investors of $1,000,000 in aggregate principal amount of convertible debentures, and will close within five trading days of June 9, 2003, the date which the registration statement was declared effective by the Securities and Exchange Commission. In connection with this private placement, we have paid placement fees comprised of $189,000 in cash, 112,000 share purchase warrants exercisable at a price of $0.13 per share, and 100,000 share purchase warrants exercisable at a price of $0.135 per share. Principal and accrued interest under the convertible debentures in the aggregate principal amount of $1,800,000 may be converted by the holder in whole or in part and from time to time at a conversion price of $0.13 per share. In addition to the convertible debentures, warrants to purchase up to an aggregate of 10,769,231 shares of our common stock were issued. The warrants are exercisable for five years at an exercise price of $0.2645 per share. For further details on the three-tranche private placement of 7% convertible debentures, please refer to note 11(a) of the April 30, 2003 financial statements.

In addition, on May 27, 2003, we issued 1,050,000 shares of common stock to a non-U.S. person upon exercise of warrants previously granted to and we realized gross proceeds of $105,000 from the exercise price of the warrants. The shares were issued in an offshore transaction relying on Regulation S under the Securities Act of 1933. In connection with this exercise of warrants, we owe a placement fee of $8,400 payable in cash, and we are obligated to issue 84,000 share purchase warrants exercisable at $0.10 per share.

The net proceeds realized by us from these transactions were used for working capital, and to repay $500,000 in principal and accrued interest under the $2.8 million promissory note issued by us to TRW Inc. in connection with the restructuring of the relationship between our two companies. We also paid $174,000 to SensoNor asa under a Memorandum of Agreement dated May 7, 2003, which is discussed in greater detail below. We also repaid the $250,000 short-term promissory note dated April 23, 2003, plus accrued interest at the rate of 12% per annum.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue for the foreseeable future. Our management projects that we will require an additional $3.2 to $5.3 million to fund our ongoing operating expenses, working capital requirements and extinguish our debt for the next six months, broken down as follows:

Estimated Funding Required During the Next Six Months
Operating expenses
Marketing	$600,000 - $800,000
General and Administrative	$1,000,000 - $1,200,000
Engineering, research and development	$500,000 - $700,000
Capital Expenditures	$50,000 - $200,000
Working capital	$1,000,000 - $2,000,000
Debt
Repayment of promissory note held by TRW Automotive U.S. LLC (see below)	$670,000
Total	$3,820,000 - $5,570,000

As indicated above, we introduced our motorcycle tire monitoring system for sale into the aftermarket in September 2002. In addition, we are currently field testing a commercial vehicle tire monitoring system that utilizes a high-pressure transmitter that can also be used in recreational vehicle and motor home applications, as well as in OTR heavy industrial applications and commercial applications. We are targeting introduction of our commercial, recreational vehicle and off-the-road tire pressure monitoring systems into the market during the 2003 calendar year. Our working capital requirements are impacted by our inventory requirements. Therefore, any increase in sales of our products will be accompanied not only by an increase in revenues, but also by an increase in our working capital requirements. Since our inventory needs will be dictated in part by market acceptance of our new products, which is extremely difficult to predict, our budgeted working capital requirements range from $1,000,000 to $2,000,000.

Assuming that we close the third tranche of our 7% convertible debenture financing, we anticipate that we will require a minimum of $2,500,000 financing within the next six months in order to continue in business as a going concern, the availability of which is uncertain.

As a result of our negotiations with TRW Automotive U.S. LLC, as assignee of TRW Inc., TRW Automotive has agreed to accept $850,000 as full and final payment of all amounts due and owing under the promissory note issued to TRW Inc. on August 31, 2001, provided that it is paid on or before September 1, 2003. We have paid $180,000 of this amount out of the proceeds received from the closing of the first and second tranches of our 7% convertible debenture financing, and have agreed to make an additional $100,000 payment upon closing of the third tranche of our convertible debenture financing. We have also agreed to pay to TRW Automotive, immediately upon receipt by us, not less than 20% of the proceeds of any subsequent equity investment or debt financing we receive over $250,000 for the purpose of paying off the balance of our obligations to TRW Automotive as soon as practicable and before the due date of the promissory note.

If we fully pay the balance of $670,000 to TRW Automotive by September 1, 2003, in settlement of the promissory note outstanding, our and our subsidiary's, SmarTire (U.S.A.) Inc., assets will be released and discharged from the security interest we granted to TRW Automotive as security for our obligations under the promissory note issued to TRW Automotive. We currently do not have sufficient cash on hand to pay this amount, and our ability to raise sufficient capital to make the payment by September 1, 2003 is uncertain.

Pursuant to an Application Specific Integrated Sensor Purchase and Supply Contract dated November 1, 2001 with SensoNor asa, we agreed to pay to SensoNor a fee of $500,000 on account of certain non-recoverable engineering fees. Under the contract, SensoNor has been supplying us with an application-specific sensor that forms a key component of our products. On December 13, 2002, SensoNor delivered to us a notice of termination of the contract with unless we paid the outstanding amount within 30 days. We subsequently paid SensoNor $25,000 in cash and prepaid $1,000 for orders that were not shipped. On May 7, 2003, we entered into a Memorandum of Agreement with SensoNor pursuant to which SensoNor has agreed to continue supplying us with the application-specific sensor, provided that we pay the balance of the $474,000 owing to SensoNor in accordance with a payment schedule. The payment schedule requires that we pay SensoNor $174,000 on June 1, 2003, and $50,000 on each of July 1, August 1, October 1, November 1 and December 1, 2003.

We made the initial payment of $174,000 to SensoNor, due on June 1, 2003, on May 28, 2003. However, we will require additional financing to make the balance of the payments to SensoNor, which form part of the minimum of $1,000,000 in working capital that we will require over the next six months. Our ability to raise such additional financing is uncertain.

SensoNor has also agreed to negotiate the terms of a manufacture and supply contract for an upgraded application-specific sensor for incorporation into our products, to be entered into no later than September 30, 2003.

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

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to cure the default on our promissory note due to TRW Automotive, and we will not be able to meet our other obligations as they become due. In such event, TRW Automotive would be in a position to realize upon its security interest in our assets, and we will be forced to scale down or perhaps even cease the operation of our business.

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

Going Concern

Our consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Inventory

Inventory is carried at the lower of cost, determined on a weighted average cost method, or net realizable value. The determination of net realizable value is based on several assumptions and estimates. We provide an allowance that we consider to be reasonable for non-moving or slow moving inventory items and for items with expected future realizable value lower than cost. These assumptions and estimates may be inaccurate and may be revised.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, we do not know of any material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

On November 14, 2002, one of our former sales representatives, Concentric Marketing Inc., commenced a lawsuit in the United States District Court for the Eastern District of Michigan (Case No. 02-74553) against our company and our subsidiary, SmarTire USA Inc. The representative asserted a variety of claims against our company, including that he was the procuring cause of one or more customer relationships for which he was not paid a commission. This lawsuit was dismissed with the consent of Concentric Marketing by the United States District Court for the Eastern district of Michigan on May 13, 2003 without prejudice and without costs or fees to either party.

ITEM 2. CHANGES IN SECURITIES

The following changes in our securities occurred during the three months ended April 30, 2003:

  On February 3, 2003, we granted stock options to purchase an aggregate of up to 26,300 shares of our common stock at $0.37 per share. The options have a five year term and were granted to two of our directors in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

  On February 10, 2003, the holder of a convertible debenture dated November 21, 2002 elected to convert $10,000 of principal outstanding under the debenture. The conversion price was $0.28, which is equal to 80% of the lowest closing bid price for the five day period prior to February 10, 2003. We issued 35,714 shares to the debenture holder, an accredited investor, relying on Rule 506 and/or Section 4(2) of the Securities Act of 1933.

  On February 12, 2003, the holder of convertible debentures dated November 21, 2002 elected to convert $40,000 of principal outstanding under the debentures. The conversion price was $0.256, which is equal to 80% of the lowest closing bid price for the five day period prior to February 12, 2003. We issued 156,250 shares to the debenture holder, an accredited investor, relying on Rule 506 and/or Section 4(2) of the Securities Act of 1933.

  On February 14, 2003, we issued 714,286 units at a price of $0.35 per unit in an offshore transaction pursuant to Regulation S under the Securities Act of 1933. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.42 per share until February 13, 2006. Effective May 6, 2003, these warrants were repriced at $0.10 per share as discussed under Liquidity and Capital Resources. Advisors to the private placement are entitled to a commission of $20,000 plus 57,143 purchase warrants exercisable at $0.35 per share until February 13, 2008. Of the 57,143 share purchase warrants, 9,524 were issued pursuant to one accredited person pursuant to Regulation D, Section 4(6) and/or Section 4(2) of the Securities Act of 1933 and 47,619 were issued to three persons in an offshore transaction pursuant to Regulation S of the Securities Act of 1933.

  On February 24, 2003, we issued 32,258 shares of our common stock to the placement agent that we have engaged in connection with the $5.0 million equity line of credit facility, as a commitment fee in consideration of the placement agent's agreement to act in such capacity. We issued the shares to the placement agent, an accredited investor, at a deemed price of $0.31 per share relying on Rule 506 and/or Section 4(2) of the Securities Act of 1933.

  On April 3, 2003, we issued to Ian Bateman a total of 353,865 shares of our common stock at a deemed price of $0.17 per share, in partial payment and settlement of our obligation to pay him a termination allowance in connection with the termination of his management agreement, without cause, on October 15, 2002. We issued these shares to Mr. Bateman in an offshore transaction pursuant to Regulation S under the Securities Act of 1933.

  By conversion notice dated March 14, 2003, the holder of convertible debenture dated November 21, 2002 elected to convert $125,000 of principal outstanding under the debenture. The conversion price was $0.064, which was equal to 80% of the lowest closing bid price for the five day period prior to March 14, 2003. On March 20, 2003, we issued 1,953,125 shares to the debenture holder, an accredited investor, relying on Section 4(2) of the Securities Act of 1933.

  On March 31, 2003, we issued 3,500,000 units at a price of $0.10 per unit in an offshore transaction pursuant to Regulation S under the Securities Act of 1933. Each unit consists of one common share and one-half of a non-transferable share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of our common stock at a price of US$0.16 per share until March 31, 2005. We have paid a placement fee of $28,000 in connection with this private placement.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

In connection with the restructuring of our agreements with TRW Inc. effective August 31, 2001, we agreed to pay consideration of $3.3 million in cash and debt to TRW Inc. Of this amount, $500,000 was paid at closing. The balance of $2.8 million is evidenced by a promissory note dated August 31, 2001, is secured by substantially all of our assets, and bears interest at the rate of 6% per annum. We made three principal payments, totalling $1,450,000 in the aggregate, together with accrued interest, under the promissory note during the nine months ended April 30, 2002. On each of October 7, 2002 and December 23, 2002 we paid TRW Inc. $250,000. TRW Inc. granted us an extension to make the balance of the principal payment as follows: $650,000 by October 31, 2002 and $450,000 by December 13, 2002. We failed to make these payments.

As a result of subsequent negotiations with TRW Automotive U.S. LLC, as assignee of TRW Inc., TRW Automotive has agreed to accept $850,000 as full and final payment of all amounts due and owing under the promissory note, provided that it is paid on or before September 1, 2003. We have paid $180,000 of this amount out of the proceeds received from the closing of the first and second tranches of our 7% convertible debenture financing, and have agreed to make an additional payment of $100,000 upon closing of the third tranche, of our convertible debenture financing. We have also agreed to pay to TRW Automotive, immediately upon receipt by us, not less than 20% of the proceeds of any subsequent equity investment or debt financing we receive over $250,000 for the purpose of paying off the balance of our obligations to TRW Automotive as soon as practicable and before the due date of the promissory note.

If we fully pay the balance of $670,000 to TRW Automotive by September 1, 2003, in settlement of the promissory note outstanding, our and our subsidiary's, SmarTire (U.S.A.) Inc., assets will be released and discharged from the security interest we granted to TRW Automotive as security for our obligations under the promissory note issued to TRW Automotive. We currently do not have sufficient cash on hand to pay this amount, and our ability to raise sufficient capital to make the payment by September 1, 2003 is uncertain.

ITEM 4. OTHER INFORMATION

Effective March 17, 2003 Larry Becerra resigned as a director of the Company.

Effective May 29, 2003 our common stock commenced quotation on the OTC Bulletin Board under the symbol "SMTR". Our common stock was quoted on the Nasdaq SmallCap Market under the symbol "SMTR" until May 28, 2003.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
Number Description

3.1 Articles of Continuance, dated January 29, 2003 and effective February 6, 2003 (1)

3.2 By-Law No. 1, dated February 6, 2003 (1)

10.1 Manufacturing, Co-Marketing and Development Agreement, dated February 6, 2003, between SmarTire Systems Inc. and Hyundai Autonet Co., Ltd.(2)

10.2 Settlement Agreement, dated as of March 3, 2003, between SmarTire Systems Inc. and TRW Automotive U.S. LLC.(1)

10.3 Extension and Settlement Agreement, dated March 10, 2003, between SmarTire Systems Inc. and TRW Automotive U.S. LLC.(1)

10.4 Equity Line of Credit Agreement between the Company and Cornell Capital Partners, L.P., dated as of February 19, 2003 (1)

10.5 Placement Agent Agreement between the Company, Cornell Capital Partners, L.P., and Aegis Capital Corp., dated as of February 19, 2003 (1)

10.6 Escrow Agreement between the Company, Cornell Capital Partners, L.P., Butter Gonzalez LLP and Wachovia Bank, N.A., dated as of February 19, 2003 (1)

10.7 Registration Rights Agreement between the Company and Cornell Capital Partners, L.P., dated as of February 19, 2003 (1)

10.8 Secured Short-Term Promissory Note dated April 23, 2003, issued to Cornell Capital Partners, L.P. (2)

10.9 Security Agreement dated April 23, 2003 between the Company and Cornell Capital Partners, L.P. (2)

10.10 Engagement Letter, dated March 14, 2003 with Dunwoody Brokerage Services, Inc. and Jenkins Capital Management, LLC (3)

10.11 Letter agreement among SmarTire Systems Inc., Dunwoody Brokerage Services, Inc. and Jenkins Capital Management, LLC terminating the Engagement Letter among the parties dated March 14, 2003 (3)

10.12 Engagement Letter, dated March 19, 2003 with HPC Capital Management (3)

99.1 Certification or Robert Rudman pursuant to 18 U.S.C. ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Jeff Finkelstein pursuant to 18 U.S.C. ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Form SB-2 filed with the Securities Exchange Commission on March 14, 2003.

(2) Incorporated by reference to Post-Effective Amendment No. 3 to the Company's Form SB-2 filed with the Securities Exchange Commission on May 2, 2003.

(3) Incorporated by reference to the Company's Form SB-2 filed with the Securities Exchange Commission on June 4, 2003.

  Reports on Form 8-K - three months ended April 30, 2003

On February 27, 2003 we filed a Current Report on Form 8-K relating to a news release dated February 27, 2003 announcing that we failed to meet certain debt obligations to TRW Inc. and SensoNor asa

On March 11, 2003 we filed a Current Report on Form 8-K relating to a news release dated March 10, 2003 announcing that we signed a extension and settlement agreement with TRW.

SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTIRE SYSTEMS INC.

/s/ ROBERT V. RUDMAN
Robert V. Rudman
Director, President and Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date: June 12, 2003

/s/ JEFF FINKELSTEIN
Jeff Finkelstein
Chief Financial Officer

(On behalf of the Registrant and as Principal Financial Officer)

Date: June 12, 2003

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

Date: June 12, 2003

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

Date: June 12, 2003

/s/ Jeff Finkelstein, C.A.
Chief Financial Officer
(Principal Financial Officer)