Form 10KSB
period 2003-07-31
SMARTIRE SYSTEMS INC
filed 2003-10-16
CIK 1057293

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-29248

SMARTIRE SYSTEMS INC.

(Name of small business issuer in its charter)

Yukon Territory, Canada (State or other jurisdiction of incorporation or organization)	n/a (I.R.S. Employer Identification No.)
#150 - 13151 Vanier Place Richmond, British Columbia, Canada V6V 2J1 (Address of principal executive offices) (Zip Code)
604-276-9884 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,802,596

At September 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, was $8,641,455.

The number of shares outstanding of our Company's common stock at September 30, 2003 was 58,587,070.

Transitional Small Business Disclosure Format (check one): [ ] Yes [ X ] No

INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

PART I

As used in this annual report on Form 10-KSB, "we," "us," "our," "SmarTire" and "our Company" refer to SmarTire Systems Inc. and our subsidiaries, unless the context otherwise requires.

ITEM 1. DESCRIPTION OF BUSINESS

We (together with our subsidiaries) are engaged in the development and marketing of tire monitoring systems (TMS) designed for improved vehicle safety, performance, reliability and fuel efficiency. During the fiscal year ended July 31, 2003, we earned revenues primarily from the sale of tire monitoring systems (TMS) for passenger cars. Our principal executive offices are located at #150 - 13151 Vanier Place, Richmond, British Columbia, Canada, V6V 2J1. We were incorporated under the laws of the Province of British Columbia on September 8, 1987, and were continued under the laws of the Yukon Territory to become a Yukon corporation effective February 6, 2003. Our telephone number is (604) 276-9884.

We have three wholly owned subsidiaries: SmarTire Technologies Inc., SmarTire USA Inc. and SmarTire Europe Limited. SmarTire Technologies Inc. was incorporated on June 3, 1988 under the laws of the Province of British Columbia, and was the original developer of our patented technology. SmarTire USA Inc., a Delaware corporation incorporated on May 16, 1997, is our exclusive marketing agency for SmarTire in North America. SmarTire Europe Limited, a United Kingdom corporation incorporated on February 25, 1998, is our exclusive sales and distribution operation for Europe. SmarTire Europe's head office is located at Park 34, Southmead Industrial Park, Didcot, Oxfordshire, England, OX11 7WB.

We are a "foreign private issuer", as such term is defined in Rule 3b-4 under the Securities Exchange Act of 1934. However, we have elected to file with the Securities and Exchange Commission the same reports that a domestic registrant would be required to file under section 13(a) of the Securities Exchange Act of 1934.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

BUSINESS OF OUR COMPANY

General Overview

We were formed to develop and market remote data sensing, transmission and processing products incorporating patented technologies to satisfy emerging market requirements in the transportation industry. Currently we are focused on developing and marketing technically advanced tire monitoring systems (TMS) for the transportation and automotive industries.

Corporate History

We were incorporated under the laws of the Province of British Columbia as TTC/Truck Tech Corp. on September 8, 1987. We were formed to develop and market remote data sensing, transmission and processing products incorporating patented technologies to satisfy emerging market requirements in the transportation industry.

Our Company was continued under the Business Corporations Act (Yukon Territory) effective February 6, 2003. As a result, our Memorandum and Articles which constituted our constitutional documents while we were a British Columbia company have been superseded and replaced by Articles of Continuance filed with the Yukon Registrar of Corporations under section 190 of the Business Corporations Act (Yukon Territory) and By-law No. 1, being a by-law adopted by our board of directors relating generally to the transaction of the business and affairs of our Company. Our continuance as a Yukon corporation was approved by special resolution adopted by our shareholders at the annual general meeting held on December 12, 2002.

On July 29, 1988, we acquired all of the issued and outstanding shares of Delta Transportation Products Ltd., and subsequently caused it to change its name to SmarTire Technologies Inc. effective June 3, 1998. Our initial product, based on technology developed by Delta Transportation Products Ltd., consisted of a wireless tire monitoring systems (TMS) designed for large ore hauling trucks and wheeled loaders that are utilized in the mining industry.

We completed our initial public offering on the Vancouver Stock Exchange (now the TSX Venture Exchange) on September 11, 1989. On April 13, 1995, we changed our name to UniComm Signal Inc. On December 24, 1997, we changed our name to SmarTire Systems Inc. and effected a reverse stock split pursuant to which our common stock was consolidated on a 1 for 8 basis. On December 16, 1998, our common stock commenced trading on the Nasdaq SmallCap Market. On March 12, 1999, we voluntarily delisted our common stock from trading on the Vancouver Stock Exchange. On May 28, 2003, our common stock ceased trading on the Nasdaq SmallCap Market and is now quoted on the OTC Bulletin Board.

On December 6, 1996, we acquired the Low Tire Pressure Warning Division of EPIC Technologies, Inc. of Norwalk, Ohio. The assets that we acquired from EPIC included specialized testing equipment, patents and certain contractual rights, including the rights under a production program that EPIC had established with Ford Motor Company. Under that production program, the Low Tire Pressure Warning System that we acquired from EPIC was offered by Ford as an option on Lincoln Continentals until the end of December 2001 when that particular model was discontinued.

Our acquisition of EPIC's Low Tire Pressure Warning Division accelerated our entry into the passenger car market. Recognizing the emerging demand for tire monitoring systems (TMS) in passenger cars and light trucks, we modified the new car version of the technology that we had acquired from EPIC for use in existing vehicles. This product was launched into the automotive aftermarket in June 1997 to support the market introduction of run-flat tires. Automotive aftermarket products are sold as optional add-on products for automobiles and are produced by third-party suppliers such as our Company. The aftermarket consists of retailers including tire retailers, automotive electronic stores and accessory shops, which sell products directly to consumers. Aftermarket products are distinguishable from original equipment manufacturers - or so-called "OEM" - products which are sold as options offered directly by or through the manufacturer of the automobile. OEM products may be produced by third party suppliers as well, but are sold to automobile manufacturers rather than to end-users. The tire monitoring systems (TMS) that we supplied to Ford for use on Lincoln Continentals is an example of an OEM product.

During 1997, Goodyear, Michelin and Bridgestone/Firestone approved our Company's first generation tire monitoring systems (TMS) for sale with run-flat or extended mobility tires. Run-flat tires allow drivers to drive up to 50 miles on a tire that has lost all of its air pressure. These tires perform so well without any air pressure that an approved tire monitoring systems (TMS) is required with the purchase of each set. Otherwise the operator may unknowingly drive on the tire until it fails or is no longer repairable. Tire monitoring systems (TMS) for both run-flat and conventional tires are distributed as aftermarket products, primarily through independent tire dealers and distributors and automobile service centers.

Our acquisition of EPIC's Low Tire Pressure Warning Division also facilitated our entry into the motorsport market. Originally developed by EPIC and Penske Racing, our motorsport tire monitoring systems (TMS) was distributed exclusively by Pi Research of Cambridge, England. It is widely used by Indy racing teams. We do not anticipate further sales of our motorsport tire monitoring systems (TMS) to Pi Research as they now manufacture and market their own system.

On April 20, 1998, we established a strategic alliance with TRW Inc., a large U.S.-based automotive parts supplier. The strategic alliance was founded on four agreements between the parties: an Equity Agreement, a Cooperation Engineering Agreement, an Original Equipment Manufacturer License Agreement and a Manufacturing Agreement. The agreements provided for joint engineering and development activities between the parties, and TRW was granted exclusive marketing and distribution rights for some of our Company's products. In addition, TRW had exclusive rights in the original equipment market for any tire monitoring products that it developed jointly with us and we had exclusive rights in the automotive aftermarket.

Effective August 31, 2001, we restructured our strategic alliance with TRW. As a result of the restructuring, most of the agreements that we had entered into with TRW in 1998 were cancelled. However, TRW retained its equity position in our Company. By ending our collaboration with TRW in product development and by providing that neither we nor TRW will have exclusive rights to any products, the restructuring effectively provided us with immediate access to all levels of the global automotive and transportation industries.

During May 2002 we entered into a non-binding Memorandum of Understanding with Visteon Corporation, a global supplier of products to the automotive industry, to develop and market tire monitoring solutions for the OEM market. Our Memorandum of Understanding matured into a formal agreement dated December 10, 2002 which contemplated collaboration between our Company and Visteon to develop and market more advanced tire monitoring systems (TMS) systems for passenger vehicles and light trucks, and to jointly explore other opportunities for tire monitoring products such as the commercial vehicle market. Under the agreement, we also granted Visteon rights to manufacture some of our products. On July 16, 2003, we formally ended our relationship with Visteon Corporation.

On September 24, 2002, we and Pirelli Pneumatici signed a Supply Agreement for tire monitoring systems (TMS) that measure the pressure and temperature of car, truck and motorcycle tires. The tire monitoring systems (TMS) are produced and tested by our Company, and marketed and sold by Pirelli under the name X-PressureTM. The systems went on sale by the end of 2002 through Pirelli's tire distribution channels in Italy, Germany, United Kingdom, Spain and Switzerland. During October 2002, we made our first shipment to Pirelli under the Supply Agreement.

In December 2002, we entered into an eight-year supply commitment letter for tire monitoring systems (TMS) to be offered as part of the OEM package on certain vehicles produced by Aston Martin. We are committed to supply the systems in response to purchase orders submitted by Aston Martin from time to time.

We completed the development and launch of our second generation tire monitoring systems (TMS) for the passenger car and light truck market during the fiscal year ended July 31, 2001, and launched a tire monitoring systems (TMS) for motorcycles during the quarter ended October 31, 2002. We are also continuing the development of systems for the commercial, industrial and recreational vehicle markets. We anticipate that systems for these markets will be ready for sale later in 2003.

On February 6, 2003, we signed an agreement with Hyundai Autonet Co. Ltd., an established Korean automotive electronics supplier. Under this Agreement, our Company and Hyundai Autonet will co-develop, manufacture and distribute tire monitoring systems (TMS) to the OEM market and the automotive aftermarket in Korea. The agreement includes total payments of US$300,000 from Hyundai Autonet to us for engineering changes to modify our products for the Korean market and the development of technology required to meet specific needs of the Korean marketplace. We expect to receive an ongoing revenue stream through the sales of proprietary components to Hyundai Autonet beginning in early 2004.

Subsequent to our fiscal year ended July 31, 2003, on September 8, 2003, we entered into an agreement in principle appointing Beijing Boom Technology Co. Ltd. as the Master Distributor of our Company's tire monitoring systems (TMS) in mainland China. Beijing Boom Technology has agreed to purchase over $1.5 million in additional aftermarket passenger car tire monitoring systems (TMS) at fixed intervals over the next twelve months. In order to maintain its status as our Company's Master Distributor in

China, Beijing Boom Technology must also purchase approximately $3.9 million in additional aftermarket passenger car tire monitoring systems (TMS) during the twelve-month period commencing September 1, 2004. Beijing Boom Technology must also establish a network of certified dealers in all provinces of China by May 1, 2004. Our Company and Beijing Boom Technology have agreed to work together to finalize a formal Master Distributor Agreement which reflects the agreement in principle. We have agreed not to appoint any other master distributor for mainland China during the next two years.

Government Regulations

Our products are subject to regulation by the government agencies responsible for radio frequencies in each country that our tire monitoring systems (TMS) will be sold. For example, in the United States approval must be received from the Federal Communications Commission for each product. Some countries require additional governmental approvals in certain circumstances. For example, in the United Kingdom, all electronic equipment to be installed in emergency and police vehicles must be approved by the Vehicle Installation Development Group, a governmental body. And, as a practical matter, certain non-governmental approvals may be necessary for market acceptance of our products in certain countries. For example, the approval of TÜV (an independent testing company) is considered necessary to market our tire monitoring systems (TMS) in Germany.

We believe that we have all of the necessary governmental approvals for our current tire monitoring systems (TMS) in our intended market countries. As each new tire monitoring systems (TMS) product is introduced to the market, we intend to apply for the necessary approvals.

During our fiscal year ended July 31, 2001, the United States Government enacted the Transportation Recall Enhancement, Accountability, and Documentation Act of 2000, commonly known as the TREAD Act. The TREAD Act was implemented to address perceived safety concerns resulting from poor tire maintenance, tread separation and tire blowouts. The TREAD Act, among other things, requires that the National Highway Traffic Safety Administration ("NHTSA") develop rules and regulations which require all new passenger cars, light trucks and multipurpose passenger vans sold after November 1, 2003 to have tire monitoring systems (TMS) installed as standard equipment. The tire monitoring systems (TMS) must be capable of warning drivers if a tire is significantly under-inflated. The mandated rules and regulations were scheduled to be finalized in November 2001 for implementation in 2003.

In July 2001, National Highway Traffic Safety Administration (NHTSA) published and circulated a Notice of Proposed Rule Making which included provisions related to the tire monitoring requirements of the TREAD Act. The Notice of Proposed Rule Making outlined the parameters of systems that the National Highway Traffic Safety Administration (NHTSA) would consider compliant with the legislation and the proposed periods for complying with the regulations. Two forms of tire monitoring technologies were to be considered:

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

2) Indirect tire monitoring technologies typically work with the vehicle's anti-lock brake system. Most indirect tire monitoring systems (TMS) compare each wheel's rotational speed with the rotational speed of other wheels. If one tire becomes significantly under-inflated while the others remain at proper pressure, the indirect system eventually detects the problem because that wheel's rotational speed is on average slightly higher than that of other wheels.

In the Notice of Proposed Rule Making, the National Highway Traffic Safety Administration (NHTSA) concluded that direct measurement systems have major advantages over indirect systems as they:

  actually measure the pressure in each tire and can detect when any tire or combination of tires is under-inflated, including when all tires are under-inflated,

  operate while the vehicle is stationary,

  are highly accurate and can detect small pressure losses, some even as low as 1 pound per square inch,

  provide full time monitoring even when the vehicle is driven on bumpy roads, has mismatched tires or has a tire out of balance or alignment,

  do not need substantial time to calibrate the system and reduce the very real possibility for human error, and can alert the operator when tire is under-inflated.

On May 31, 2002, National Highway Traffic Safety Administration (NHTSA) issued part one of a two-part final rule. Part one establishes a new Federal Motor Vehicle Safety Standard that requires that tire monitoring systems (TMS) be installed in passenger vehicles and light trucks to warn the driver when a tire is below specified pressure levels. During the first year of the implementation schedule, beginning November 1, 2003, at least 10% of each auto manufacturer's total production must be equipped with tire monitoring systems (TMS). This requirement increases to 35% during the second year, 65% by the third and 100% after October 31, 2006.

Part one of NHTSA's (National Highway Traffic Safety Administration)' final rule contemplated two compliance options during the period from November 1, 2003 to October 31, 2006. Under the first compliance option, a vehicle's tire monitoring systems (TMS) would have had to alert the driver if one or more tires, up to four tires, is 25% or more under-inflated. Under the second compliance option, a vehicle's tire monitoring systems (TMS) would have had to alert the driver if any of the vehicle's tires is 30% or more under-inflated. The second compliance option was adopted by National Highway Traffic Safety Administration (NHTSA) because indirect tire monitoring systems (TMS) are currently not capable of meeting the stricter four-tire, 25% requirement under the first compliance option, and it was deemed appropriate to permit manufacturers to continue to use current indirect tire monitoring systems (TMS) while they work to improve those systems.

At the time that it issued the first part of its final rule, National Highway Traffic Safety Administration (NHTSA) announced that it would be closely monitoring the performance of indirect measurement tire monitoring systems (TMS) under the second compliance option. We initially expected that National Highway Traffic Safety Administration (NHTSA) would issue the second part of its final rule on or before March 1, 2005, and that it would, at that time, announce whether indirect tire monitoring systems (TMS) based on anti-lock brake systems could continue to be used after October 31, 2006. However, due to the recent Court of Appeals ruling discussed below, we no longer hold these expectations as to the timing and content of the second part of the final rule.

Three not-for-profit advocacy organizations, Public Citizen, Inc., New York Public Interest Research Group and The Center for Auto Safety subsequently filed a petition in United States Court of Appeals for the Second Circuit seeking review of NHTSA's (National Highway Traffic Safety Administration) final rule. The Secretary of Transportation was named as the respondent in the matter, and Alliance of Automobile Manufacturers was an intervenor. On August 6, 2003, the United States Court of Appeals, Second Circuit, granted the petition for review, vacated NHTSA's (National Highway Traffic Safety Administration) final rule, and remanded the matter to National Highway Traffic Safety Administration (NHTSA) for further rulemaking proceedings in a manner consistent with the court decision.

The petitioners had argued before the court that the final rule was contrary to the intent of Congress when it enacted the relevant provisions of the TREAD Act, and further that it was arbitrary and capricious under the federal Administrative Procedure Act. The court agreed, holding that NHTSA's (National Highway Traffic Safety Administration) decision to adopt the second compliance option was both contrary to law and arbitrary, but that the adoption of the first compliance option and the three-year phase-in period was not. In coming to this conclusion, the court found that, according to the rule-making record, the one-tire, 30 percent under-inflation standard contemplated by the second compliance option would allow automakers to install indirect tire monitoring systems (TMS) that fail to warn drivers in approximately half of the instances in which tires are significantly under-inflated, and that the four-tire, 25 percent under-inflation standard contemplated by the first compliance option would prevent more injuries, save more lives and be more cost-effective.

Our Company's management anticipates that National Highway Traffic Safety Administration (NHTSA), in reformulating its final rule, will leave intact the four-tire, 25 percent under-inflation standard as well as the three-year implementation schedule mandated under the original rule. Our direct measurement tire monitoring systems (TMS) products meet this higher standard. We, together with our strategic partners such as Hyundai Autonet Co. Ltd., have developed a joint marketing program designed to exploit the significant product demand that is anticipated to be created by the TREAD Act.

Strategic Relationships

Our strategy includes the establishment of alliances to assist in the development and marketing of our products and technologies. Key strategic alliances include:

(a) Hyundai Autonet Co. Ltd.

On February 6, 2003, we signed an agreement with Hyundai Autonet, pursuant to which we and Hyundai Autonet have agreed to co-develop, manufacture and distribute tire monitoring systems (TMS) products to the OEM market and the automotive aftermarket in Korea. Originally founded in 1985 as Hyundai Automotive Electronics Division, Hyundai Autonet is a subsidiary of the Hyundai Auto Group, a large Korean conglomerate of companies. Hyundai Autonet has been contracted by its sister company, Hyundai Motor Corporation, to develop commercial vehicle tire monitoring systems (TMS).

(b) SensoNor ASA

In 1998, TRW, SensoNor and our Company developed an application specific integrated sensor (ASIS) for use in tire monitoring systems (TMS). On December 15, 1999, we entered into a development and supply agreement with SensoNor, relating in part to the development of an application specific integrated sensor (ASIS) for commercial vehicle tire monitoring systems (TMS). SensoNor, based in Horten, Norway, is a producer of sensors for automotive applications.

SensoNor and our Company subsequently entered into an Application Specific Integrated Sensor (ASIS) Purchase and Supply Contract dated November 1, 2001, pursuant to which we agreed to pay to SensoNor a fee of $500,000 within 60 days of SensoNor issuing an invoice for that amount respecting certain non-recoverable engineering fees. We had the option of paying the $500,000 in our common shares at a discount price from the market but at no less than $2.00 per share. Subsequent to the date of the ASIS Agreement, we and SensoNor agreed that on certain conditions we would pay $500,000 in cash. On December 13, 2002, SensoNor delivered to us a notice of termination of the Application Specific Integrated Sensor (ASIS) Purchase and Supply Contract unless we paid the outstanding amount within 30 days.

We subsequently paid SensoNor $25,000 in cash, and prepaid $1,000 for orders that were not shipped. On May 7, 2003, we entered into a Memorandum of Agreement with SensoNor pursuant to which SensoNor has agreed to continue supplying us with the application specific integrated sensor (ASIS), provided that we paid the balance of the $474,000 owing to SensoNor in accordance with the following payment schedule:

Date	Amount of Payment
June 1, 2003	$174,000
July 1, 2003	$50,000
August 1, 2003	$50,000
September 1, 2003	$50,000
October 1, 2003	$50,000
November 1, 2003	$50,000
December 1, 2003	$50,000

We have made the payments to SensoNor, due on June 1, July 1, August 1, September 1, and October 1, 2003, totaling $374,000.

SensoNor has also agreed to negotiate the terms of a manufacture and supply contract for an upgraded application specific integrated sensor (ASIS) for incorporation into our products. Although the contract was to have been entered into no later than September 30, 2003, our negotiations with SensoNor are still ongoing.

(c) Alligator Ventilfabrik GmbH

On December 10, 1999, we entered into an agreement to develop valve stem designs and tire monitoring electronic packaging for new market applications and new tire monitoring technologies with Alligator Ventilfabrik GmbH. Based in Giengen, Germany, Alligator Ventilfabrik GmbH is a producer of valve stems that allow the attachment of tire monitoring sensors inside the tire.

(d) Transense Technologies plc

On December 2, 1999, we entered into a licensing agreement with Transense Technologies of Oxfordshire, England, pursuant to which we were granted a non-exclusive, worldwide right to develop and market Transense's Surface Acoustic Wave technology for use in tire monitoring. Transense researches, develops and markets the use of its patented technology in the automotive industry.

Product Development

Our technology provides drivers with real time information regarding tire pressure and temperature changes. This information provides the consumer and commercial markets with improved vehicle safety, performance and fuel economy. Our products have been engineered and designed for universal application. The sensor / transmitter can be installed on virtually any tire and wheel combination. Each sensor / transmitter contains a custom application specific integrated sensor (ASIS). A receiver unit mounted in the vehicle provides appropriate alarm indications with optional digital readout.

The custom application specific integrated sensor (ASIS) is a single micro-electronic package containing pressure and temperature sensing elements and a digital logic state machine that functions as the brains of the sensor / transmitter. This chip is robust in design, optimizes battery life and provides various modes of sensing and communicating which ensure faster transmission of data when problems occur. Packaged on a miniaturized circuit board with the application specific integrated sensor (ASIS) are various components and our radio frequency technology. Using this wireless radio frequency technology, the data is transmitted through the tire to a remote receiver.

Our Company's products feature transmitter options providing different installation choices for various automotive applications. A strap-mounted transmitter attached to the wheel offers the most universal installation for a wide range of tire and wheel assemblies. A valve-mounted transmitter attached to the base of the valve offers an adjustable, secure in-tire installation for specific wheel / rim profiles. Once installed, the sensor / transmitters do not require ongoing maintenance. The sensor / transmitters communicate to remote receivers and the data is displayed inside the vehicle. We have developed three display options for the aftermarket (basic, integrated full function and remote full function) as well as telltale lights, switch blanks and digital displays for OEM and port of entry applications.

We have recently developed OEM passenger car solutions to support the level of demand that our management anticipates from potential customers in this market sector. The OEM transmitter features a 50% size and weight reduction over our current generation transmitter, as well as innovative new mounting options including bonding directly to the wheel as well as a more innovative valve mount approach. We are currently marketing our existing products to small and medium sized original equipment manufacturers.

We have also developed and are currently marketing a second generation motorcycle tire monitoring systems (TMS) solution. This solution features a weather resistant receiver, strap mounted transmitters and a dual light warning display. A second generation integrated receiver and digital display is in development.

We are currently field testing a second generation commercial vehicle tire monitoring systems (TMS) using a new high-pressure transmitter. The new commercial vehicle product is designed to handle tire pressures up to 150 pounds per square inch and is being designed for use on all trucks including Class 8 tractor-trailers. This high-pressure transmitter can also be used in recreational vehicle and motorhome applications, as well as in off-the-road heavy industrial applications. We are targeting completion of the commercial vehicle system and its introduction into the market towards the end of the 2003 calendar year.

Marketing

Our subsidiaries, SmarTire USA and SmarTire Europe, were established to market our tire monitoring systems (TMS) products. SmarTire USA and SmarTire Europe were initially mandated to establish a distribution network for the automotive aftermarket. Another objective of establishing this network has been to train and certify dealers and retailers to install our products in vehicles.

As a result of the enactment of the TREAD Act and the restructuring of our strategic alliance with TRW, we have substantially changed our marketing strategy. We expect that, as tire monitoring systems (TMS) becomes standard equipment for new passenger vehicles in the United States over the next few years, demand for tire monitoring systems (TMS) will increase on a worldwide basis.

With the implementation of the TREAD Act, we expect that demand for tire monitoring technology will be initiated by the big three United States automakers: General Motors, DaimlerChrysler and Ford. Some European automotive groups have already used tire monitoring as a means to add value and differentiate models. Due to the large volume of import vehicles to the United States, it is expected that the thirty different automakers in Europe plus the twelve from Asia will meet the TREAD Act requirements for North America. Adding tire monitoring to domestic European and Asian vehicles would trigger a much larger demand for tire monitoring systems (TMS) than was anticipated prior to introduction of the TREAD Act.

Our Company's current marketing strategy is to focus on sales of our tire monitoring systems (TMS) for OEM applications in all market sectors: passenger cars, light trucks, motorcycles, recreational vehicles, commercial and industrial applications. In approaching the OEM market, we expect to position ourselves as a complete system and associated technology provider. Our strategy is to provide high quality products to the OEM market which incorporate the highest level of technology possible, at a competitive price. Our strategy requires that, among other things, we minimize our manufacturing costs.

We intend to achieve this in conjunction with Hyundai Autonet a Tier One supplier of automotive parts in Korea. Tier One suppliers produce systems and subsystems for original equipment manufacturers. We believe that Hyundai Autonet possesses competitive world-class manufacturing capabilities which will directly complement our specialized technical know-how, and thereby help to give us an improved industry presence. We also hope to work closely together with Hyundai Autonet to secure Asian contracts with certain automobile manufacturers, for the supply of fully-integrated tire monitoring solutions for selected automobile platforms.

While we expect that the greatest demand for tire monitoring systems (TMS) in the United States will be at the original equipment manufacturer level for passenger vehicles and commercial vehicles, we will continue to market our products through installation at either the new car dealer or port-of-entry level. We refer to this opportunity as car accessory programs and motorcycle accessory programs. These programs may be used to provide an OEM quality product that is not installed at the factory. Car and motorcycle accessory programs opportunities also exist in Europe due to the number and diversity of automakers.

During the fiscal year ended July 31, 2001 we completed development of our second generation tire monitoring systems (TMS) and released our line of products for sale into the aftermarket. In September 2002, we introduced our motorcycle tire monitoring systems (TMS) for sale into the aftermarket. The aftermarket opportunity currently consists of a niche market in the enthusiast and high performance segment. To access this niche, we have worked to establish a wholesale distribution network in Europe, while in North America we have sought to work directly with major retail distributors.

Competition

As a whole, the tire monitoring systems (TMS) industry is still in its early stages. There have been very few products available in the market. Tire monitoring products can generally be divided among two basic types, direct technology and indirect monitoring technologies. As described in the NHTSA's (National Highway Traffic Safety Administration) report, and discussed above under the heading "Business of our Company - Government Regulations," direct tire monitoring technology such as that employed in our Company's products currently provide substantial advantages over indirect monitoring technology. However, several of our competitors and potential competitors have long and established relationships with automobile OEMs and suppliers, which may make it difficult for us to compete in the OEM market. Additionally, automobile manufacturers may elect to develop their own tire monitoring systems (TMS) to comply with the TREAD Act.

Our main competitors with respect to direct tire monitoring systems (TMS) include the following:

  Schrader Bridgeport, claims to be the world's largest producer of tire valves and tire-pressure measurement equipment with over $140 million in annual sales. The tire monitoring systems (TMS) developed by Schrader has been used on Chevrolet Corvettes since 1996. The Schrader tire monitoring systems (TMS) was also used on the Plymouth Prowler during its five-year production run from 1997 to 2002. The product is being aggressively marketed at the OEM level. As a transmitter supplier, Schrader has teamed with receiver suppliers to recently win OEM contracts. In the aftermarket, Schrader has joined with Johnson Controls in the launch of their PSI-branded product.

  German based BERU has acquired Doduco and its tire monitoring technology. That company is presently working with and approved by a consortium of five German vehicle manufacturers. To our knowledge, the system requires the use of transmitters attached to the valve stem (inside the tire / wheel assembly), receiving antennas at each of the wheel wells, wiring harness for conveying data to the receiver and some form of in-dash display. This system has been developed for the OEM market only.

  Pacific Industrial Co. Ltd., a Japanese company, has developed a product that measures the air pressure in each tire and sends the data to a receiver mounted inside a vehicle. The products are available on a few Asian vehicles and, to date, are not commercially available in North America. We believe that the Pacific products resemble the BERU approach to tire monitoring with additional antennas and wiring harnesses.

  TRW Automotive U.S. LLC ("TRW") is a producer of safety and security systems for the global automotive market. It supplies advanced technology products and services to the automotive markets. From December 1998 to August 2001, we and TRW jointly developed advanced tire monitoring technology and each has access to this technology, which encompasses our current products. During this period, we and TRW jointly developed a common application specific integrated sensor (ASIS) chip for existing products.

  Siemens Automotive merged with Atecs Mannesmann AG to create Siemens Automotive AG, a large supplier of high-tech automotive electronic systems. The combined company's product portfolio focuses on electronic modules and systems including anti-lock brake system and airbag electronics. Siemens Automotive has entered the market, and offers direct tire monitoring systems (TMS) to OEMs.

There are several indirect monitoring or anti-lock brake systems, either available on the market or in prototype stages. To the knowledge of our Company's management, none of these prototype systems currently meet the proposed guidelines set out in NHTSA's (National Highway Traffic Safety Administration) Notice of

Proposed Rule Making. Given the substantial advantages of direct monitoring technology and the recent decision of the United States Court of Appeals, Second Circuit, allowing a petition for review of NHTSA's (National Highway Traffic Safety Administration) final rule under the TREAD Act, we do not believe that indirect monitoring technology will be a significant competitor in the short term. However, it is likely that the performance of indirect measurement tire monitoring systems (TMS) will continue to improve, and they will likely benefit from the fact that they are the least expensive way of complying with the tire monitoring systems (TMS) standard for vehicles already equipped with anti-lock braking (anti-lock brake system) systems.

With respect to commercial vehicle tire monitoring systems (TMS), the major tire companies have been developing medium truck tires incorporating electronic chips in the sidewall to provide tire tracking information possibly including pressure, temperature and identification. Their disadvantage is the inability to provide real-time, dynamic values to the driver, which eliminates any early warning capability while operating the vehicle. Further, it seems that currently there are no additional functions that can be programmed into these static systems, limiting their integration into other fleet management programs.

There are a number of companies that are marketing tire inflation systems into the commercial trailer market. While these systems do not provide tire monitoring systems (TMS) information to the driver, they utilize the air lines in the trailer to supply air pressure to a tire that is experiencing an air loss. This allows the driver to continue to operate the vehicle. This system is not available on the tractor or truck unit itself.

One potential future development that could affect the market for both passenger car and commercial vehicle tire monitoring is the development of a "smart chip". This is a computer chip that could transmit data and would be manufactured into tires. We believe that Goodyear and Bridgestone / Firestone have both completed some development of such a computer chip.

Raw Materials and Principal Suppliers

We contract the manufacture of our products to third parties. These manufacturers normally provide turnkey operations whereby the manufacturer is responsible for purchasing the component parts for our tire monitoring systems (TMS). Presently, we purchase component parts and deliver them to our contract manufacturer. We also purchase component parts on our own account for engineering and prototype development purposes. Certain of the components and raw materials used in our products are difficult to obtain and/or require purchase commitments far in advance of the manufacturing date. At present, our relationships with our current suppliers are generally good and we expect that the suppliers will be able to meet the anticipated demand for our products through fiscal year 2004.

Dependence on Certain Customers

Due to the early stage development of the tire monitoring systems (TMS) market in general and for our Company's, we are still dependent on major customers. During the year ended July 31, 2003 we earned 35% of our revenue from three major customers. We expect that this dependence will be reduced as we start to realize sales through our relationships with new customers and through our strategic alliances, including our alliance with Hyundai Autonet.

Proprietary Protection

Our intellectual property is important to protecting our competitive advantage and expanding our tire monitoring systems (TMS) market share. We rely on a combination of patents, trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property.

We hold several patents for our current technologies, which are listed below:

  United States Patent 5,231,872 addresses the technology in our tire monitoring product. It was issued on August 3, 1993 and expires August 3, 2010.

  United States Patent 5,285,189 addresses the technology in our abnormal tire condition warning system. It was issued on February 8, 1994 and expires February 8, 2011. We purchased this patent from EPIC Technologies, Inc. in December 1996.

  United States Patent 5,335,540 addresses the technology in our tire monitoring product. It was issued on August 9, 1994 and expires August 9, 2011.

  United States Patent 5,559,484 addresses certain technology in our data logging tire monitor with condition predictive capabilities and integrity checking. It was issued on September 24, 1996 and expires September 24, 2013. We purchased this patent from EPIC Technologies, Inc. in December 1996.

  United States Patent 5,945,908 addresses certain other technology in our data logging tire monitor with condition predictive capabilities and integrity checking. It was issued on August 31, 1999 and expires on August 31, 2016. We purchased this patent from EPIC Technologies, Inc. in December 1996.

  United States Patent 4,653,445 addresses the technology in an Engine Protection System product. It was issued on March 31, 1987 and expires March 31, 2004.

  United States Patent 6,357,883 addresses the technology for a wheel component with a cavity for mounting a housing for measurement apparatus. It was issued on March 19, 2002 and expires March 19, 2019.

In addition to our patents, we also have access to a number of other patents under our license agreements with Transense and TRW.

TRW and our Company entered into a license agreement on September 30, 1999 with Transense based in Oxfordshire, United Kingdom. Transense researches, develops and exploits the use of its patented Surface Acoustic Wave technology in the automotive industry. The license agreement grants SmarTire a non-exclusive, worldwide right to develop and market Transense's Surface Acoustic Wave technology for use in tire monitoring systems (TMS).

As discussed elsewhere in this annual report, we restructured our strategic alliance with TRW effective August 31, 2001. As part of the restructuring, we received a royalty-free license from TRW to utilize technology developed during the term of the Cooperative Engineering Agreement that is patented, now or in the future, by TRW. We have granted a parallel royalty-free license to TRW.

The technology covered by one of the patents that we have licensed from TRW is used in our current and proposed tire monitoring systems (TMS). A clause of the license agreement states that our license shall automatically terminate if we breach any of our obligations under certain other agreements, including our promissory note to TRW Inc. dated August 31, 2001. During the year, we made two $250,000 payments to TRW Inc. under the promissory note and as a result of subsequent negotiations with TRW Automotive U.S. LLC, as assignee of TRW Inc., TRW Automotive agreed to accept $850,000 as full and final payment of all amounts due and owing under the promissory note, provided that it was paid on or before September 1, 2003. We have fully paid this amount to TRW.

Research and Development

We spent the following amounts on engineering, research and development activities during the fiscal years ended July 31, 2003, 2002 and 2001:

2003 - $1,177,935

2002 - $1,727,606

2001 - $1,485,874

These expenses were incurred in the development of our second generation tire monitoring systems (TMS). We expect that our annual research and development expenses will continue to increase as we work to integrate our current products into automobile platforms of various OEMs seeking to satisfy the TREAD Act requirements, and as we complete work on other products that are currently in development.

Number of Total Employees and Number of Full-time Employees

At July 31, 2003, we had 37 full-time employees, 8 of whom are in marketing, 17 of whom are in engineering, research and development and 12 of whom are administrative and executive personnel. There is no collective bargaining agreement in place.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND COMPANY

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements in this annual report. The risks described below are not the only ones facing our Company. Additional risks not presently known to us may also impair our business operations.

We require additional financing in order to continue in business as a going concern, the availability of which is uncertain.

We require additional financing to fund our operations. We are taking the steps necessary to draw down amounts under the $15.0 million equity line that we have arranged with Talisman Management Limited pursuant to a common stock purchase agreement dated July 23, 2003. However, business and economic conditions may make it unfeasible or undesirable for us to draw down amounts under our equity line with Talisman Management at every opportunity, and draw downs are subject to a number of conditions and limitations. For example, only one draw down is permitted under the equity line during each draw down pricing period of 20 consecutive trading days, and there must be at least six trading days between each draw down pricing period. Further, each draw down (in the minimum amount of $300,000) will be limited to the greater of: (a) $300,000 and (b) 12.5% of the average of the daily volume weighted average prices of our common stock during the 30-day period preceding our draw down notice, multiplied by the total aggregate trading volume of our common stock during such 30-day period.

In conjunction with our investment bankers, HPC Capital Management, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. In addition, any additional equity financing may involve substantial dilution to our stockholders. If we fail to raise sufficient financing to meet our immediate cash needs, we will be forced to scale down or perhaps even cease the operation of our business, which may result in the loss of some or all of your investment in our common stock.

Our common stock purchase agreement with Talisman Management limits the number of shares of common stock that we can require Talisman Management to purchase to not more than 4.999% of our then issued and outstanding shares of common stock in connection with each draw down, which may further limit our ability to draw down amounts that we request and which may cause us to significantly curtail the scope of our operations and alter our business plan.

Our common stock purchase agreement with Talisman Management provides that we may not sell shares of our common stock pursuant to our draw down right under the agreement if the draw down would result in the issuance of more than 4.999% of our then issued and outstanding common stock. Accordingly, we may have to significantly curtail the scope of our operations and alter our business plan if, at the time of any draw down under the equity line, this 4.999% restriction results in our inability to draw down some or all of the amounts requested in any draw down notice.

We may possibly lack sufficient authorized shares to fully draw down on our equity line of credit facility with Talisman Management.

There is a possibility that we may not currently have sufficient authorized common stock to fully draw down the equity line of credit facility with Talisman Management, and a proposal may be required to be placed before our shareholders to facilitate an increase in the number of authorized shares of common stock at some point during the thirty-six month term of our common stock purchase agreement with Talisman Management. For example, if the volume weighted average price of our common stock is $0.171 per share, 100,000,000 shares of authorized common stock would have to be available to us to fully utilize the $15.0 million available under the equity line of credit. Currently, we are authorized under our Articles of Continuance to issue no more than 200 million shares of common stock, of which 58,587,070 shares are outstanding as of September 30, 2003. We have reserved a total of 57,718,018 unissued but authorized shares of common stock for issuance under the terms of our outstanding convertible debentures, warrants and stock options. Accordingly, we would need to authorize 46,000,000 additional shares of common stock to fully utilize the equity line of credit, assuming that we sell shares to Talisman Management at $0.15 per share (after taking into account the 12% discount that Talisman Management is entitled to receive under the common stock purchase agreement). We would have to solicit proxies from our shareholders to approve any increase in authorized shares, and there are no assurances that such shareholder approval, if sought, would be forthcoming.

We may be unable to source a key component for our products from SensoNor, one of our key suppliers, if we default on our obligations to pay SensoNor a total of $100,000 no later than December 1, 2003, in accordance with a payment schedule.

Pursuant to an Application Specific Integrated Sensor (ASIS) Purchase and Supply Contract dated November 1, 2001, we agreed to pay to SensoNor a fee of $500,000 on account of certain non-recoverable engineering fees. Under the contract, SensoNor has been supplying us with an application specific integrated sensor (ASIS) which forms a key component of our products. On December 13, 2002, SensoNor delivered to us a notice terminating the contract unless we paid the outstanding amount within 30 days. We subsequently paid SensoNor $25,000 in cash and prepaid $1,000 for orders that were not shipped. On May 7, 2003, we entered into a Memorandum of Agreement with SensoNor pursuant to which SensoNor has agreed to continue supplying us with the application specific integrated sensor (ASIS), provided that we paid the balance of the $474,000 owing to SensoNor in accordance with a payment schedule. The payment schedule requires that we pay SensoNor $174,000 on June 1, 2003, and $50,000 on each of July 1, August 1, September 1, October 1, November 1 and December 1, 2003. We have made the payments due on June 1, July 1, August 1, September and October 1, 2003.

If we fail to make the balance of the scheduled payments totaling $100,000, SensoNor may suspend any negotiations in respect of the proposed manufacture and supply contract for the upgraded sensor, or, if the new contract is in place by the time of the default, SenorNor may suspend the delivery of the upgraded sensors under it. If our default continues for more than one calendar month following a scheduled payment due date, SensoNor will also be entitled to suspend deliveries of the current version of the application specific integrated sensor (ASIS) under our existing Memorandum of Agreement.

The application specific integrated sensor (ASIS) supplied by SensoNor is very difficult to source from other suppliers. If we default in our payment obligations to SensoNor, our supply of such sensors may be disrupted. If we were unable in such circumstances to source this product from another supplier, then we would not be able to continue to manufacture our current tire monitoring systems (TMS), and we will be unable to proceed with the commercialization of our proposed tire monitoring systems (TMS) that are currently under development. This could adversely affect our ability to continue our business operations.

We have a history of operating losses and fluctuating operating results, which raise substantial doubt about our ability to continue as a going concern.

Since inception through July 31, 2003, we have incurred aggregate losses of $48,031,230. Our loss from operations for the fiscal year ended July 31, 2003 was $6,387,160 and for year ended July 31, 2002 was $6,726,454. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

Although we are confident that revenues will increase, we also expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner.

We may experience significant and rapid growth if we are able to capitalize on the expansion of the tire monitoring market. If we are unable to hire and train staff to handle sales and marketing of our products and manage our operations, such growth could materially and adversely affect us.

We intend to proceed with initiatives intended to capitalize on the expansion of the tire monitoring market that is occurring as a result of the enactment by the TREAD Act. This could potentially lead to significant and rapid growth in the scope and complexity of our business. Any inability on our part to manage such growth effectively will have a material adverse effect on our product development, business, financial condition and results of operations. Our ability to manage and sustain growth effectively will depend, in part, on the ability of our management to implement appropriate management, operational and financial systems and controls, and the ability of our management to successfully hire, train, motivate and manage employees.

Technological changes in our industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues.

The markets in which we operate are subject to technological change, evolving industry standards and changes in customer demands. The introduction of products embodying new technologies and the emergence of new industry standards can, render existing products obsolete and unmarketable, including ours. Although we are confident that our tire monitoring systems (TMS) technology and products are technologically advanced and currently competitive, we believe that our long-term success will depend upon our ability to continuously develop new products and to enhance our current products and introduce them promptly into the market. If we are not able to develop and introduce new products, our business, financial condition and results of operations could be adversely affected.

We do carry a reasonable amount of product liability insurance . However there can be no assurance that our existing insurance coverage would be adequate in term and scope to protect us against material financial effects in the event of a successful claim.

We could be subject to claims in connection with the products that we sell. There can be no assurance that we would have sufficient resources to satisfy any liability resulting from any such claim, or that we would be able to have our customers indemnify or insure us against any such liability. Although we have product and directors and officers liability insurance, there can be no assurance that our insurance coverage would be adequate in term and scope to protect us against material financial effects in the event of a successful claim. We currently do not carry commercial general liability insurance providing comprehensive product liability coverage in all instances. We may in the future obtain such insurance provided it can be obtained at reasonable prices. However, there can be no assurance that such coverage, if obtained, would be adequate in term and scope to protect us.

Substantially all of our assets and a majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

The loss of any one of our three major customers would materially and adversely affect us.

During the year ended July 31, 2003, we earned 35% of our revenue from three major customers. Accordingly, the loss of one of these major customers would materially and adversely affect us. The loss of any major customer, or significant reductions by either of them in buying our products, or any inability on our part to collect accounts receivable from them, would materially and adversely affect our business and results of operations.

We may experience difficulty in obtaining components and raw materials, and we could be materially and adversely affected as a result.

Our current products, and the products that we may provide in the future, embody new technologies. Certain of the components and raw materials used in our products are difficult to obtain and/or require purchase commitments to be made by us far in advance of the manufacturing date. The inability to obtain sufficient quantities of components or raw materials, or the inability to forecast purchase requirements accurately, could adversely affect our business and results of operations. Similarly, commitments to purchase components and raw materials in excess of customer demand for our products could materially and adversely affect our results of operations.

The loss of any of our contract manufacturers would materially and adversely affect us.

We contract the manufacture of our products to third parties. In certain cases, we do not have an alternative source of manufacturing, and a suitable replacement would be time-consuming and expensive to obtain. If, for any reason, one of our third party manufacturers is unable or refuses to produce our products, our business, financial condition and results of operations would be materially and adversely affected.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our Company.

Our success depends to a significant extent on the continued service of certain key management personnel, including Robert Rudman, our President and Chief Executive Officer, Al Kozak, our Chief Operating Officer, Jeff Finkelstein, our Chief Financial Officer, Erwin Bartz, our Director of Technical Operations, John Taylor-Wilson, our Vice-President of Marketing, and Shawn Lammers, our Vice-President, Engineering. The loss or interruption of services from one or more of these personnel, for whatever reason, could have a material adverse effect on us. In the event of the loss of services of such personnel, no assurances can be given that we will be able to obtain the services of adequate replacement personnel. We do not maintain key person insurance on the lives of any of our officers or employees.

RISKS RELATED TO SOME OF OUR OUTSTANDING SECURITIES

An investment in our common stock involves a number of very significant risks, in addition to those set forth above. You should carefully consider the following risks and uncertainties, in addition to the risks set forth above and other information contained in this annual report, in evaluating our company and our business before purchasing any shares of our common stock.

We have issued convertible debentures and share purchase warrants, and our obligations under the convertible debentures and the warrants pose risks to the price of our common stock and our continuing operations.

We have issued 7% convertible debentures in the aggregate principal amount of $2,800,000 maturing May 19, 2005, and 8% convertible debentures in the aggregate principal amount of $1,700,000 maturing July 16, 2006. The convertible debentures provide that in certain circumstances the holder of the debentures may convert the outstanding principal and accrued interest into shares of our common stock. The purchasers of the 7% convertible debentures received warrants to acquire up to an aggregate of 10,769,231 shares of our common stock, and the purchasers of the 8% convertible debentures received warrants to acquire up to an aggregate of 13,076,922 shares of our common stock. The terms and conditions of the convertible debentures and the warrants pose unique and special risks to our continuing operations and the price of our common stock. Some of those risks are outlined below.

The purchasers of the convertible debentures have the option of converting the principal and accrued interest outstanding under the convertible debentures into shares of our common stock. They may also exercise the related common share purchase warrants. If the holders convert the convertible debentures or exercise the warrants, there will be dilution of your shares of our common stock.

The conversion of the 7% and 8% convertible debentures will result in dilution to the interests of other holders of our common stock since the holder may ultimately convert the full amount of the convertible debentures and sell all of these shares into the public market.

As at September 30, 2003, holders of 7% convertible debentures had converted a total of $2,648,240 of principal and related interest, resulting in the issuance of 20,348,032 shares of our common stock. Principal was converted at a conversion price of $0.13 per share, and interest was converted at a price per share equal to 90% of the average closing bid price of our common stock during the 20 trading days immediately preceding the conversion date. The balance of the principal under 7% convertible debentures in the aggregate amount of $166,667 may be converted at a conversion price of $0.13 per share, subject to adjustment as set forth in the convertible debentures.

As at September 30, 2003, holders of 8% convertible debentures had converted a total of $330,000 of principal and related interest, resulting in the issuance of 2,564,075 shares of our common stock. Principal was converted at a conversion price of $0.13 per share, and interest was converted at a price per share equal to 90% of the average closing bid price of our common stock during the 20 trading days immediately preceding the conversion date. The balance of the principal under 8% convertible debentures in the aggregate amount of $1,370,000 may be converted at a conversion price of $0.13 per share, subject to adjustment as set forth in the convertible debentures.

The holders of the 7% convertible debentures have acquired warrants to purchase up to an aggregate of 10,769,231 shares of our common stock, exercisable until May 19, 2008 at an exercise price of $0.2645 per share. The holders of the 8% convertible debentures have acquired warrants to purchase up to an aggregate of 13,076,922 shares of our common stock, exercisable until July 17, 2008 at an exercise price of $0.1771 per share.

Each convertible debenture and each warrant is subject to anti-dilution protection upon the occurrence of certain events. If, among other things, we or any of our subsidiaries offers, sells or otherwise disposes of or issues any of our common stock (or any equity, debt or other instrument that is at any time over its life convertible into or exchangeable for our common stock) at an effective price per share that is less than the conversion price of the convertible debenture or the exercise price of the warrant, the conversion price or the exercise price of the warrant will be reduced to equal such effective price.

The 7% and 8% convertible debentures provide for various events of default that would entitle the holders to require us to immediately repay 120% of the outstanding principal amount, plus accrued and unpaid interest, in cash. If an event of default occurs, we may be unable to immediately repay the amount owed, and any repayment may leave us with little or no working capital in our business.

We will be considered in default of the 7% and the 8% convertible debentures if any of the following events, among others, occurs:

(a) we fail to pay any amount due under a convertible debenture within five days of any notice sent to us by the holder of the convertible debenture that we are in default of our obligation to pay the amount;

(b) we fail to comply with any of the other agreements contained in the convertible debenture after we are given fifteen days written notice of such non-compliance;

(c) we breach any of our obligations under the related securities purchase agreement or the related registration rights agreement and the breach is not cured by us within fifteen days after our receipt of written notice of such breach;

(d) we or any of our subsidiaries become bankrupt or insolvent;

(e) we breach any of our obligations under any other debt or credit agreements involving an amount exceeding $150,000, unless the breach is cured by us within fifteen days and the breach is waived by the other party to the debt or credit agreement;

(f) we agree to sell or dispose of more than 33% of our assets in one or more transactions, or we agree to redeem or repurchase more than an insignificant number of shares of our outstanding common stock or any other equity securities of our Company; or

(g) we fail to issue shares of our common stock to the holder within five trading days of the conversion date specified in any conversion notice delivered in respect of a 7% convertible debenture by the holder.

If an event of default occurs, the holder of a convertible debenture can elect to require us to pay a mandatory prepayment amount generally equal to 120% of the outstanding principal amount, plus all accrued and unpaid interest.

Some of the events of default include matters over which we may have some, little or no control. If a default occurs and we cannot pay the amounts payable under the convertible debentures in cash (including any interest on such amounts and any applicable late fees under the convertible debentures), the holders of the debentures may protect and enforce their rights or remedies either by suit in equity or by action at law, or both, whether for the specific performance of any covenant, agreement or other provision contained in the convertible debentures, in the related securities purchase agreement or in any document or instrument delivered in connection with or pursuant to the convertible debentures, or to enforce the payment of the outstanding convertible debentures or any other legal or equitable right or remedy. This would have an adverse effect on our continuing operations.

Sales of a substantial number of shares of our common stock into the public market by the holders of the 7% and the 8% convertible debentures, and by Talisman Management under our $15,000,000 equity line of credit facility, may result in a significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 58,587,070 shares of common stock issued and outstanding as of September 30, 2003, including 19,564,102 shares issued upon conversion of $2,546,179 of principal and the related interest under the 7% convertible debentures, and also including 620,694 shares of common stock issued upon conversion of $80,000 and the related interest under the 8% convertible debentures. Holders of the 8% and 7% convertible debentures may acquire and resell up to an additional 14,512,823 shares of our common stock, subject to adjustment, upon conversion of the remaining principal under the convertible debentures, and up to an additional 23,846,153 shares of our common stock, subject to adjustment, upon exercise of certain outstanding common share purchase warrants.

In addition, on July 23, 2003, we entered into our common stock purchase agreement with Talisman Management. The common stock purchase agreement contemplates the potential future issuance and sale of up to $15.0 million of our common stock to Talisman Management, subject to restrictions and other obligations. As described in more detail under the heading, "Liquidity and Capital Resources," we may draw down on this facility from time to time over a period of thirty-six months after the effective date of the registration statement pursuant to which the underlying common stock will be registered for resale, or until Talisman Management purchases $15.0 million worth of shares of our common stock, whichever comes first. The proceeds paid to us upon each draw down will be net of a 5% placement fee to our placement agent, HPC Capital Management, and an escrow agent fee of $1,500. Talisman Management is obligated to purchase shares of our common stock at a 12% discount to a volume weighted average market price over a draw down pricing period consisting of 20 consecutive trading days, as specified in our draw down notice. We may designate a threshold price in connection with each draw down as the lowest price at which we will sell shares of common stock to Talisman Management.

If we were to require Talisman Management to purchase our common stock at a time when our stock price is low, our existing common stockholders would experience substantial dilution. The issuance of shares to Talisman Management would therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our common stock.

We have issued as a commitment fee to Talisman Management and a placement fee to HPC Capital Management, warrants to purchase up to 1,000,000 and 250,000 shares of our common stock, exercisable for a period of three years at an exercise price of $0.1955 per share.

The resale of common stock by the holders of our 7% and 8% convertible debentures, and by Talisman Management, will increase the number of our publicly traded shares, which could depress the market price of our common stock. Moreover, as all the shares we issue to the holders of our 7% and 8% convertible debentures or to Talisman Management will be available for immediate resale, the mere prospect of our sales to them could depress the market price for our common stock.

Any significant downward pressure on the price of our common stock as the debenture holders and Talisman Management sell shares of our common stock could encourage short sales by them or others. Any such short sales could place a further downward pressure on the price of our common stock.

Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our Company's operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on the Nasdaq SmallCap Market. Accordingly, you may have difficulty reselling any of the shares you purchase from the selling stockholders. In addition, since our common stock was traded on the Nasdaq SmallCap Market until May 28, 2003, past trading activity in our common stock should not be relied upon as necessarily being indicative of future trading activity in our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at #150 - 13151 Vanier Place, Richmond, British Columbia, V6V 2J1. We leased this 15,364 square foot facility for a five year term ending August 31, 2005. This facility consists of an office and administration area, an engineering department, a prototype production facility and a warehouse.

Our subsidiary, SmarTire Europe Limited, leases a 9,069 square foot facility at Park 34, Didcot, Oxfordshire, United Kingdom OX11 7WB for a 15 year term ending February 20, 2016. This facility consists of an office and administration area and a warehousing area.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol "SMTR.OB".

Until May 28, 2003, our common stock was quoted on the Nasdaq SmallCap Market under the symbol "SMTR". The following quotations obtained from Canada Stockwatch reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
July 31, 2003	$0.39	$0.135
April 30, 2003	$0.48	$0.07
January 31, 2003	$0.83	$0.31
October 31, 2002	$1.27	$0.38
July 31, 2002	$2.29	$0.86
April 30, 2002	$2.09	$1.40
January 31, 2002	$2.36	$1.70
October 31, 2001	$3.09	$1.64

Our common shares are issued in registered form. Pacific Corporate Trust Company (10th Floor, 625 Howe Street, Vancouver, British Columbia, V6C 3B8 (telephone: (604) 689-9853, facsimile (604) 689-8144) is the registrar and transfer agent for our common shares.

As of September 30, 2003, we had 58,587,070 shares of common stock outstanding and approximately 430 stockholders of record.

Dividend Policy

We have never declared or paid dividends on our common stock, and we do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

Recent Unregistered Sales of Securities

By conversion notice dated September 24, 2003, a holder of 8% convertible debentures (described below) elected to convert $100,000 of principal and $2,061 in accrued interest outstanding under the convertible debentures. In response, we issued 783,930 shares of our common stock to the debenture holder relying on section 3(a)(9) of the Securities Act of 1933.

By conversion notice dated September 10, 2003, a holder of 7% convertible debentures (described below) elected to convert $130,000 of principal and $1,560 in accrued interest outstanding under the convertible debentures. In response, we issued 1,010,612 shares of our common stock to the debenture holder relying on section 3(a)(9) of the Securities Act of 1933.

By conversion notices dated September 9, 2003 and September 10, 2003, a holder of 7% convertible debentures (described below) elected to convert $70,000 and $50,000 of principal and $840 and $611 in accrued interest outstanding under the convertible debentures. In response, we issued 932,769 shares of our common stock to the debenture holder relying on section 3(a)(9) of the Securities Act of 1933.

By conversion notice dated August 27, 2003, a holder of 7% convertible debentures (described below) elected to convert $80,000 of principal and $764 in accrued interest outstanding under the convertible debentures. In response, we issued 620,694 shares of our common stock to the debenture holder relying on section 3(a)(9) of the Securities Act of 1933.

On August 15, 2003, we issued to Epoch Financial Group, Inc., an accredited investor, a warrant to purchase up to 300,000 shares of our common stock, exercisable at any time during the five-year period ending on August 15, 2008, at an exercise price of $0.17 per share. We issued these warrants pursuant to Rule 506 and/or section 4(2) of the Securities Act of 1933, in partial payment of an engagement fee.

On August 14, 2003, we issued to HPC Capital Management, a broker dealer registered pursuant to section 15 of the Securities Exchange Act of 1934, a total of 200,000 fully-paid and non-assessable shares of our common stock at a deemed price of $0.17 per share. We issued these shares pursuant to Rule 506 and/or section 4(2) of the Securities Act of 1933, in partial payment of an engagement fee.

By conversion notice dated July 30, 2003, a holder of 7% convertible debentures (described below) elected to convert $50,000 of principal and $486 in accrued interest outstanding under the convertible debentures. In response, we issued 391,674 shares of our common stock to the debenture holder relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

By conversion notice dated July 28, 2003, a holder of 7% convertible debentures (described below) elected to convert $300,000 of principal and $2,392 in accrued interest outstanding under the convertible debentures. In response, we issued 2,323,648 shares of our common stock to the debenture holder relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On July 25, 2003, we issued at the direction of West Sussex Trading, Inc. a total of 224,000 warrants to three accredited investors in partial payment of placement fees, relying on Rule 506 of Regulation D, Section 4(2) of the Securities Act of 1933 and/or Regulation S under the Securities Act of 1933. Each warrant is exercisable until July 24, 2008 at an exercise price of $0.10 per share.

On July 23, 2003, we entered into a $15.0 million equity line of credit facility with Talisman Management, an accredited investor, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933. We may, in our discretion, draw down amounts under the facility from time to time, subject to various conditions and certain limitations. We will receive the proceeds of each draw down under the equity line of credit facility in payment for shares of our common stock, to be issued to the investor in two tranches for each draw down. The number of shares of our common stock so issuable will be determined with reference to a draw down pricing period of 20 consecutive trading days, as specified in the draw down notice, subject to a threshold price to be designated by us in connection with the draw down as the lowest price at which we will sell shares of common stock to the investor. Each draw down will be limited to the greater of: (a) $300,000 and (b) 12.5% of the average of the daily volume weighted average prices of our common stock during the 30-day period preceding the draw down notice, multiplied by the total aggregate trading volume of our common stock during such 30-day period; subject to a minimum draw down amount of $300,000. Only one draw down is permitted under the equity line during each draw down pricing period of 20 consecutive trading days, and there must be at least six trading days between each draw down pricing period. We may not draw down the facility unless the shares issuable upon the draw down of the credit facility have been registered on an effective registration statement filed in the appropriate form under the Securities Act of 1933.

On July 23, 2003, relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, we issued to Talisman Management, an accredited investor, as a commitment fee under the $15.0 million equity line of credit, a warrant to purchase up to 1,000,000 shares of our common stock, exercisable until July 23, 2006 at an exercise price of $0.1955 per share.

On July 23, 2003, we issued to HPC Capital Management, a broker dealer registered pursuant to section 15 of the Securities Exchange Act of 1934, a warrant to purchase up to 250,000 shares of our common stock, exercisable until July 23, 2006, at an exercise price of $0.1955 per share. We issued these warrants pursuant to Rule 506 and/or section 4(2) of the Securities Act of 1933, in partial payment of placement fee in connection with the $15.0 million equity line of credit.

On July 17, 2003, we closed a private placement of 8% convertible debentures to four accredited investors pursuant to Rule 506 and/or section 4(2) of the Securities Act of 1933, for gross proceeds of $1,700,000. Principal under the convertible debentures in the aggregate principal amount of $1,700,000 may be converted by the holder in whole or in part and from time to time at a conversion price of $0.13 per share, and interest may be converted at a price per share equal to 90% of the average closing bid price of our common stock during the 20 trading days immediately preceding the conversion date, in each case subject to adjustment as set forth in the convertible debentures. In connection with this private placement, each of the purchasers of the 8% convertible debentures also received warrants to purchase that number of shares of our common stock determined by dividing the principal amount of such purchaser's convertible debentures by the base conversion price of $0.13 per share, for an aggregate total of 13,076,922 warrants exercisable until July 17, 2008 at $0.1771 per share.

On July 17, 2003, we issued to HPC Capital Management, a broker dealer registered pursuant to section 15 of the Securities Exchange Act of 1934, a warrant to purchase up to 68,000 shares of our common stock, exercisable until July 17, 2008, at an exercise price of $0.13 per share. We issued these warrants pursuant to Rule 506 and/or section 4(2) of the Securities Act of 1933, in partial payment of placement fee in connection with the private placement of 8% convertible debentures.

By conversion notice dated July 14, 2003, a holder of 7% convertible debentures (described below) elected to convert $200,000 of principal and $1,180 in accrued interest outstanding under the convertible debentures. In response, we issued 1,540,205 shares of our common stock to the debenture holder relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

By conversion notice dated July 11, 2003, a holder of 7% convertible debentures (described below) elected to convert $305,555 of principal and $2,258 in accrued interest outstanding under the convertible debentures. In response, we issued 2,366,124 shares of our common stock to the debenture holder relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

By conversion notice dated July 10, 2003, a holder of 7% convertible debentures (described below) elected to convert $279,167 of principal and $1,628 in accrued interest outstanding under the convertible debentures. In response, we issued 2,166,062 shares of our common stock to the debenture holder relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

By conversion notice dated June 30, 2003, a holder of 7% convertible debentures (described below) elected to convert $200,000 of principal and $1,580 in accrued interest outstanding under the convertible debentures. In response, we issued 1,543,469 shares of our common stock to the debenture holder relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

By conversion notices dated June 17, 2003, three holders of 7% convertible debentures (described below) elected to convert a total of $356,111 of principal and $957 in accrued interest outstanding under the convertible debentures. In response, we issued a total of 2,729,486 shares of our common stock to the debenture holders relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On June 13, 2003, we issued 750,000 shares of common stock to a non-U.S. person upon exercise of warrants previously granted to such person. The shares were issued in an offshore transaction relying on Regulation S under the Securities Act of 1933.

By conversion notice dated June 12, 2003, a holder of 7% convertible debentures (described below) elected to convert $260,000 of principal and $358 in accrued interest outstanding under the convertible debentures. In response, we issued 2,008,821 shares of our common stock to the debenture holder relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

By conversion notices dated June 11, 2003, two holders of 7% convertible debentures (described below) elected to convert a total of $387,500 of principal and $1,249 in accrued interest outstanding under the convertible debentures. In response, we issued a total of 2,988,859 shares of our common stock to the debenture holders relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On June 10, 2003, we issued 1,000,000 shares of common stock to a non-U.S. person upon exercise of warrants previously granted to such person. The shares were issued in an offshore transaction relying on Regulation S under the Securities Act of 1933.

By conversion notice dated June 9, 2003, a holder of 7% convertible debentures (described below) elected to convert $195,000 of principal and $758 in accrued interest outstanding under the convertible debentures. In response, we issued 1,505,754 shares of our common stock to the debenture holder relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On May 27, 2003, we issued 1,050,000 shares of common stock to a non-U.S. person upon exercise of warrants previously granted to such person. The shares were issued in an offshore transaction relying on Regulation S under the Securities Act of 1933.

On May 27, 2003, we issued to Impact Capital Partners Limited, a broker dealer registered pursuant to section 15 of the Securities Exchange Act of 1934, warrants to purchase up to an aggregate of 168,325 shares of our common stock, exercisable at any time during the five-year period ending on May 27, 2008, at exercise prices of: (a) with respect to 23,881 warrants, $0.74 per share; (b) with respect to 44,444 warrants, $0.40 per share; and (c) with respect to 100,000 warrants, $0.22 per share. We issued these warrants pursuant to Rule 506 and/or section 4(2) under the Securities Act of 1933, in partial payment of a placement fee in connection with the private placement of certain convertible debentures and the issuance of a short-term secured promissory note to Cornell Capital Partners, LP.

On May 19, 2003, June 11, 2003 and June 17, 2003, we closed three tranches of a private placement of our 7% convertible debentures to four accredited investors pursuant to Rule 506 and/or section 4(2) of the Securities Act of 1933, for gross proceeds of $2,800,000. Principal under the convertible debentures in the aggregate principal amount of $2,800,000 may be converted by the holder in whole or in part and from time to time at a conversion price of $0.13 per share, and interest may be converted at a price per share equal to 90% of the average closing bid price of our common stock during the 20 trading days immediately preceding the conversion date, in each case subject to adjustment as set forth in the convertible debentures. In connection with this private placement, each of the purchasers of the 7% convertible debentures also received warrants to purchase that number of shares of our common stock determined by dividing 50% of the principal amount of such purchaser's convertible debentures by the base conversion price of $0.13 per share, for an aggregate total of 10,769,231 warrants exercisable until May 15, 2008 at $0.2645 per share.

By conversion notice dated May 16, 2003, Cornell Capital Partners elected to convert $100,000 of principal and $5,854.02 in accrued interest outstanding under certain convertible debentures (described under the heading "Liquidity and Capital Resources") that were issued on November 21, 2002 and January 31, 2003. The conversion price was $0.20. In response, we issued 529,270 shares to Cornell Capital Partners relying on Section 4(2) of the Securities Act of 1933.

On May 16, 2003, we issued 500,000 shares of common stock to a non-U.S. person upon exercise of warrants previously granted to such person. The shares were issued in an offshore transaction relying on Regulation S under the Securities Act of 1933.

On May 15, 2003, we issued to HPC Capital Management, a broker dealer registered pursuant to section 15 of the Securities Exchange Act of 1934, a warrant to purchase up to 112,000 shares of our common stock, exercisable at any time during the five-year period ending on May 15, 2008, at an exercise price of $0.13 per share. We also issued to HPC Capital Management a warrant to purchase up to 14,000 shares of our common stock exercisable at any time until May 15, 2008 at an exercise price of $0.10 per share. We issued these warrants pursuant to Rule 506 and/or section 4(2) of the Securities Act of 1933, in partial payment of placement fees: (a) with reference to the warrant to purchase up to 112,000 shares of common stock, in connection with the private placement of the 7% convertible debentures; and (b) with reference to the warrant to purchase up to 14,000 shares of our common stock, in connection with a private placement of 3,500,000 units (each consisting of one common share and one-half of a non-transferable share purchase warrant), issued on March 31, 2003 at a price of $0.10 per unit in an offshore transaction pursuant to Regulation S under the Securities Act of 1933.

On May 15, 2003, we issued to Dunwoody Brokerage Services, Inc., a broker dealer registered pursuant to section 15 of the Securities Exchange Act of 1934, a warrant to purchase up to 100,000 shares of our common stock, exercisable at any time during the five-year period ending on May 15, 2008, at an exercise price of $0.135 per share. We issued these warrants pursuant to Rule 506 and/or section 4(2) under the Securities Act of 1933, in partial payment of a placement fee in connection with the private placement of the 7% convertible debentures.

By conversion notice dated May 14, 2003, Cornell Capital Partners elected to convert $125,000 of principal outstanding under certain convertible debentures (described under the heading "Liquidity and Capital Resources") that were issued on November 21, 2002 and January 31, 2003. The conversion price was $0.20. In response, we issued 625,000 shares to Cornell Capital Partners relying on Section 4(2) of the Securities Act of 1933.

On May 7, 2003, we issued at the direction of West Sussex Trading, Inc. a total of 40,000 warrants to four accredited investors in partial payment of placement fees in connection with the private placement of 500,000 units on May 5, 2003 described below, relying on Rule 506 of Regulation D, Section 4(2) of the Securities Act of 1933 and/or Regulation S under the Securities Act of 1933. Each warrant is exercisable until May 7, 2008 at an exercise price of $0.10 per share.

On May 7, 2003, we issued at the direction of West Sussex Trading, Inc. a total of 57,143 warrants to four accredited investors in partial payment of placement fees, relying on Rule 506 of Regulation D, Section 4(2) of the Securities Act of 1933 and/or Regulation S under the Securities Act of 1933. Each warrant is exercisable until May 7, 2008 at an exercise price of $0.35 per share.

On May 6, 2003, we issued 850,000 shares at a deemed price of $0.21 per share to an accredited investor and, as disclosed under the heading "Liquidity and Capital Resources", we repriced 1,000,000 warrants previously issued to the investor on December 20, 2002, thereby reducing the exercise price of the warrant from $0.70 per share to $0.10 per share. An aggregate of 3,614,286 additional warrants previously issued to four other investors in connection with the offshore private placements effected by us on November 4, 2002, December 20, 2002 and February 14, 2003 (each of which are discussed under the heading "Liquidity and Capital Resources"), were also repriced to have an exercise price of $0.10 per share. These transactions were all effected pursuant to Regulation S under the Securities Act of 1933, and were effected in consideration of certain releases provided by the investors to our Company in respect of certain potential unquantified claims threatened by the investors against our Company.

On May 5, 2003, we issued 500,000 units at a price of $0.10 per unit in an offshore transaction pursuant to Regulation S under the Securities Act of 1933. We realized gross cash proceeds of $50,000 from this private placement. Each unit consists of one share of our common stock and two non-transferable share purchase warrants. Each whole warrant entitles the holder to purchase an additional share of our common stock at a price of $0.12 per share until April 30, 2004. In connection with this private placement, we have paid placement and advisory fees of $4,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of our financial condition, changes in financial condition and results of operations for the fiscal years ended July 31, 2003, 2002 and 2001, should be read in conjunction with the audited annual financial statements and the notes thereto.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 2003 vs. Fiscal Year Ended July 31, 2002

Revenue

Gross revenue for the fiscal year ended July 30, 2003 increased to $1,802,596 from $1,012,344 for the fiscal year ended July 31, 2002. This increase in revenue was a result of the following:

  Sales of aftermarket passenger car tire monitoring systems (TMS) increased to $1,141,210 for fiscal 2003 from $791,217 for fiscal 2002.

  Sales of original equipment manufacturer - or so-called "OEM" - passenger car systems increased to $174,880 for fiscal 2003 from $164,588 for fiscal 2002. Fiscal 2002 included sales under the Lincoln Continental program of our Company's first generation product that were discontinued by Ford Motor Company at the end of December 31, 2001. Without the sales of $43,711 under the Lincoln Continental program for fiscal 2002, sales for fiscal 2002 would have been $120,847.

  Sales of motorcycle tire monitoring systems (TMS) were $183,589 for fiscal 2003 compared to $nil for fiscal 2002.

  Sales of "off-the-road" tire monitoring systems (TMS) designed for mining vehicle applications were $58,395 for fiscal 2003 compared to $nil for fiscal 2002. These tire monitoring systems (TMS) are currently undergoing on-vehicle validation.

  Revenue of $173,400 was recorded for engineering changes to modify our products pursuant to our Manufacturing, Co-Marketing and Development Agreement with Hyundai Autonet Co. Ltd. for fiscal 2003 compared to $nil for the fiscal 2002. Revenue is determined by the percentage of completion method.

Sales of the motorsport tire monitoring systems (TMS) decreased to $44,739 for fiscal 2003 from $56,539 for fiscal 2002. As indicated above, we do not anticipate further sales of our motorsport tire monitoring systems (TMS) as our exclusive motorsport distributor, Pi Research of Cambridge, England, now manufactures and markets their own system. Accordingly, we have discontinued production of our motorsport tire monitoring systems (TMS).

  Sales of recreational vehicle products were $26,383 for fiscal 2003 compared to $nil for fiscal 2002. We expect sales of these products to increase in fiscal 2004 after the anticipated launch of our high pressure transmitter.

On August 6, 2003, the United States Court of Appeals, Second Circuit, granted a petition for review of NHTSA's (National Highway Traffic Safety Administration) final rule under the TREAD Act. The court found that, according to the rule-making record, the one-tire, 30 percent under-inflation standard contemplated by the second compliance option under the final rule would allow automakers to install (indirect) tire monitoring systems (TMS) that fail to warn drivers in approximately half of the instances in which tires are significantly under-inflated, and that the four-tire, 25 percent under-inflation standard contemplated by the first compliance option would prevent more injuries, save more lives and be more cost-effective. In the result, the court held that NHTSA's (National Highway Traffic Safety Administration) decision to adopt the second compliance option was both contrary to law and arbitrary, but that the adoption of the first compliance option and the three-year phase-in period was not. The final rule was vacated and remanded to National Highway Traffic Safety Administration (NHTSA) for further rulemaking proceedings in a manner consistent with the court decision.

We anticipate that National Highway Traffic Safety Administration (NHTSA), in reformulating its final rule, will leave intact the four-tire, 25 percent under-inflation standard as well as the three-year implementation schedule mandated under the original rule. Our direct measurement tire monitoring systems (TMS) products meet this higher standard. Accordingly, we believe that the Court of Appeal decision will create additional opportunities to market our products to OEMs in the automobile industry. In addition, although the TREAD Act only applies to passenger automobiles, we believe that other motor vehicles, including medium and heavy trucks, buses and motorcycles will be impacted by this legislation in subsequent years. We also believe that compliance with the TREAD Act by European, Japanese, Chinese and other automakers will accelerate the adoption of tire monitoring systems (TMS) globally.

It is difficult to predict the magnitude of the expected sales increase or the exact timing of the increase since our products will continue to face competition from other tire monitoring systems (TMS) manufactured by our competitors, and the timing of additional legislative initiatives on tire safety, if any, in the United States and abroad remains uncertain. Our management expects that, as tire monitoring systems (TMS) becomes standard equipment for new passenger vehicles, demand for tire monitoring systems (TMS) as dealer installed options and aftermarket products will gradually decline.

Our current strategy involves generating short-term revenue from products available to meet today's demand for dealer installed options and aftermarket products combined with the pursuit of OEM business. However, the pursuit of OEM business will involve new challenges for management, including overcoming existing relationships that certain of our competitors currently enjoy with automakers.

Gross Margin

Gross margin on product sales decreased to 23% for the year ended July 31, 2003 from 31% for the year ended July 31, 2002. The decrease occurred as the product mix of systems sold in the year ended July 31, 2003 had lower gross margins than the product mix of systems sold in the year ended July 31, 2002. The gross margins continued to be affected by the reduction in carrying value of first generation product inventory in the 1999 fiscal year.

Expenses

Expenses decreased to $6,802,391 for the year ended July 31, 2003 from $7,038,843 for the year ended July 31, 2002, as a result of decreases in engineering, research and development expenses and marketing expenses. Reductions in these expenses (discussed in greater detail below) were partially offset by higher general and administration expenses and depreciation and amortization expenses.

Engineering, research and development expenses decreased to $1,177,935 for the year ended July 31, 2003 from $1,727,606 for the year ended July 31, 2002. The higher engineering, research and development expenses for fiscal 2002 were attributable primarily to a $500,000 expenditure for non-recoverable development costs incurred with a key component supplier for future product development activities in that fiscal year. This expenditure was a one-time expense with this supplier. The nature of our activities could result in other future non-recurring engineering, research and development expenditures. A decrease in prototype development expenses, lower travel costs and lower expenditures on patents and approvals also contributed to the decrease in engineering, research and development expenses between fiscal 2002 and fiscal 2003, although these cost savings were partially offset by an increase in engineering-related-wages due to an increase in the number of engineering employees.

Marketing expenses decreased to $1,448,326 for the year ended July 31, 2003 from $1,527,644 for the year ended July 31, 2002. This decrease was mainly due to lower advertising and promotion costs, as well as lower travel costs. This decrease was partially offset by higher marketing-related wages and tradeshow expenditures. Wages were higher as we incurred expenses of $130,000 in connection with the termination of a management agreement; 50% of this amount, or $65,000, is included in the marketing expenses for the year ended July 31, 2003, and 50% was included in general and administrative expenses for the year. The balance of the increase in our marketing expenses was a result of trade show expenses, including the cost of attending the Automechanika show, which is held in Europe every two years.

General and administrative expenses increased to $2,939,260 for the year ended July 31, 2003 from $2,631,215 for the year ended July 31, 2002. The increase is attributable to an increase in professional fees, filing fees, insurance premiums and an expense of $315,044 to settle certain potential unquantified claims threatened by certain offshore investors against our Company. Professional fees increased as a result of filing registration statements with the Securities and Exchange Commission. As explained above, general and administrative expenses include $65,000 that was incurred in connection with the termination of a management contract. The increase was partially offset by lower travel and capital expenses.

Depreciation and amortization expense increased to $1,236,870 for the year ended July 31, 2003 from $1,152,378 for the year ended July 31, 2002. Depreciation and amortization expense is expected to remain at approximately its current level for the foreseeable future.

Interest and finance charges of $3,722,505 were incurred during the year ended July 31, 2003, including $3,720,250 in interest and finance charges on 10%, 5%, 7% and 8% redeemable convertible debentures, a 12% promissory note and a $5 million equity line of credit issued during the year ended July 31, 2003.

During the year ended July 31, 2003, we also purchased certain capital assets at an aggregate cost of $62,978.

Interest Income

Interest income of $2,835 was earned for the year ended July 31, 2003 as compared to $18,735 for the year ended July 31, 2002. This decrease was due to lower average cash balances maintained and lower interest rates during the year ended July 31, 2003.

Foreign exchange gain

A foreign exchange gain of $192,201 was earned for the year ended July 31, 2003 as compared to $24,015 for the year ended July 31, 2002. The increase was primarily due to the decrease in the value of the US dollar against the Canadian dollar during the year, which resulted in foreign exchange gains on the settlement of US dollar liabilities outstanding at July 31, 2002 during fiscal 2003.

Fiscal Year Ended July 31, 2002 vs. Fiscal Year Ended July 31, 2001

Revenue

Gross revenue for the fiscal year ended July 31, 2002 increased to $1,012,344 from $779,611 for the fiscal year ended July 31, 2001. This increase in revenue was a result of the following:

Sales of aftermarket passenger car systems increased to $791,217 for fiscal 2002 from $389,020 for fiscal 2001 due to sales of $633,846 of our second generation product that was launched at the end of fiscal 2001.

Sales of original equipment manufacturer passenger car systems increased to $164,588 for fiscal 2002 from $143,788 for fiscal 2001 due to sales of $95,547 of our second generation product offset by reduced sales of our first generation product under the Lincoln Continental program. The Lincoln Continental program was discontinued by Ford at the end of December 31, 2001.

Sales of the motorsport tire monitoring systems (TMS) decreased to $56,539 for fiscal 2002 from $246,803 for fiscal 2001. We do not anticipate further sales of our motorsport tire monitoring system as Pi Research, formerly our exclusive motorsport distributor, now manufactures this product.

Despite the increase in sales for fiscal 2002, sales of our second generation products for fiscal 2002 were below management's expectations. Management believes that the primary cause for sales not meeting expectations relates to the delays by National Highway Traffic Safety Administration (NHTSA) in issuing its final rule under the TREAD Act, which was originally due in November 2001 but not actually issued until May 31, 2002. In particular, management believes that the delays in finalizing the regulations have had a significant negative impact on our aftermarket sales.

Gross Margin

Gross margin on product sales decreased to 31% for fiscal 2002 from 50% for fiscal 2001. The decrease occurred as the product mix of systems sold in fiscal 2002 had lower gross margins than the product mix of systems sold in fiscal 2001. The gross margins continue to be affected by the reduction in carrying value of first generation product inventory in the 1999 fiscal year.

Expenses

Expenses increased to $7,038,843 for fiscal 2002 from $6,377,595 for fiscal 2001 as increases in engineering, research and development expenses, and an increase in depreciation and amortization expense, were only partially offset by lower marketing, general and administrative expenses.

Engineering, research and development expenses increased to $1,727,606 for fiscal 2002 from $1,485,874 for fiscal 2001. The increase was attributed primarily to the one-time $500,000 expenditure for non-recoverable development costs disclosed above, which was incurred with a key component supplier for future product development activities. The engineering, research and development expenses for fiscal 2002 included higher wage expenditures but lower expenditures on consulting fees and on product testing and prototype development due to completion of our second generation passenger car products in fiscal 2001.

Marketing expenses decreased to $1,527,644 for fiscal 2002 from $1,744,004 for fiscal 2001. The decrease was a result of lower advertising and promotion expenditures as well as lower travel, consulting, and trade show expenditures. Trade show expenses decreased as we did not attend the SEMA trade show in fiscal 2002 as we did in fiscal 2001 and the expenses for fiscal 2001, included costs associated with attending the Automechanika trade show. This decrease was partially offset by the cost of market research associated with entry into the original equipment manufacturer automotive market.

General and administrative expenses decreased to $2,631,215 for fiscal 2002 from $2,701,621 for fiscal 2001. The decrease was attributed to a recovery of a bad debt and lower travel, investor relations, computer and office costs. This decrease was partially offset by higher insurance premiums and wage expenditures.

Depreciation and amortization expense increased to $1,152,378 for fiscal 2002 from $446,096 for fiscal 2001 due to the amortization of other assets acquired in December 2000 and August 2001.

Interest expense of $145,472 was incurred during fiscal 2002 mainly due to interest on a promissory note created as part of the consideration for restructuring the strategic relationship with TRW as described under Liquidity and Capital Resources.

Interest Income

We earned interest income of $18,735 for fiscal 2002 as compared to $359,799 for fiscal 2001. This decrease was due to lower average cash balances maintained and lower interest rates during fiscal 2002.

Foreign exchange gain

A foreign exchange gain of $24,015 was earned for the year ended July 31, 2002 as compared to $117,063 for the year ended July 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Current Position

We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since inception. As at July 31, 2003, we had an accumulated deficit of $48,031,230. Our net loss for the year ended July 31, 2003 was $9,914,629 compared to $6,829,176 for the year ended July 31, 2002. As of July 31, 2003, our stockholders' equity was $6,287,304 and we had working capital of $2,423,932.

Our cash position at July 31, 2003 was $1,843,694 as compared to $525,968 at July 31, 2002. This increase was due to the net increase from our operating, financing and investing activities described below.

Our net loss of $9,914,629 for the year ended July 31, 2003 includes non-cash charges of $1,236,870 for depreciation and amortization, $17,005 for compensation expense, $3,394,914 for finance and interest expense, $315,044 for administration expense that consisted of the issuance of 850,000 common shares, and the repricing of 4,614,286 warrants and $300,000 for common shares issued to pay commitment and placement fees incurred in connection with setting up a $5.0 million equity line of credit facility. Increases in non-cash working capital during this period amounted to $222,695. Non-cash working capital changes included decreases in receivables, accounts payable and accrued liabilities and deferred charges, and increases in inventory, deferred revenue, and prepaid expenses.

During the year ended July 31, 2003, we realized aggregate gross cash proceeds of $8,328,000 as follows:

  On September 26, 2002 and October 4, 2002, we closed two tranches of an offshore private placement of 10% redeemable convertible notes maturing December 20, 2002, and 150,000 share purchase warrants. We realized gross proceeds of $750,000 and aggregate net proceeds from this placement of $673,823. Additional details on the convertible notes are disclosed in note 8 to the consolidated financial statements for the year ended July 31, 2003.

  On November 4, 2002, we effected a private placement of two million units at a price of $0.50 per unit. We realized gross cash proceeds of $250,000 from the private placement ($230,000 net of offering expenses); the balance of the aggregate purchase price for the units was applied in repayment of $750,000 of principal under the 10% redeemable convertible notes maturing December 20, 2002. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.50 per share until November 4, 2005. An additional 17,672 common shares were issued in payment of accrued interest under the Notes at a deemed price of $0.50 per share. In connection with these private placements we paid a placement fee of $80,000 plus 160,000 share purchase warrants exercisable at $0.50 per share.

  On November 21, 2002, we closed the first tranche of a private placement of convertible debentures to Cornell Capital Partners, LP, an accredited investor, and we realized gross proceeds of $184,000 ($122,000 net of offering expenses). A single debenture having a face principal amount of $200,000 was issued at an 8% discount, bearing interest at 5% per annum, and was secured by a security interest granted by us in all of our present and after-acquired assets. This security interest was subordinated to the security interest granted by us to TRW Inc., and subsequently assigned to TRW Automotive U.S. LLC, in all of our present and after-acquired assets. On January 31, 2003, we closed the second tranche under the private placement and realized gross proceeds of $184,000 ($152,000 net of offering expenses). The second tranche also involved the sale of a debenture having a face principal amount of $200,000, and was issued at an 8% discount. A condition of the offering was that we file a registration statement under the Securities Act of 1933 to register for resale the shares of our common stock issuable upon conversion of these securities. The closing of the second tranche was subject to the condition that the United States Securities and Exchange Commission declare the registration statement effective, which it did on January 31, 2003. Post-effective amendments to the registration statement were filed with the Securities and Exchange Commission on March 14, 2003, April 17, 2003 and May 2, 2003.

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

  On February 14, 2003, we completed a private placement of 714,286 units at a price of $0.35 per unit. We realized gross cash proceeds of $250,000 ($230,000 net of offering expenses) from the private placement. Each unit consists of one common share and one share warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.42 per share until February 14, 2006. In connection with this private placement, we paid a placement fee of $20,000 and issued 57,143 share purchase warrants exercisable at $0.35 per share. In May 2003, the share purchase warrants were repriced to $0.10.

  On March 31, 2003, we completed a private placement of 3,500,000 units at a price of $0.10 per unit. We realized gross cash proceeds of $350,000 ($322,000 net of offering expenses) from the private placement. Each unit consists of one common share and one-half of a non-transferable share purchase warrant. Each whole warrant entitles the holder to purchase an additional share of our common stock at a price of $0.16 per share until March 31, 2005. In connection with this private placement, we paid a placement fee of $28,000 and issued 14,000 share purchase warrants exercisable at $0.10 per share.

  On April 23, 2003, we issued a secured short-term promissory note to an accredited investor in the principal amount of $250,000. The note plus interest at the rate of 12 percent per annum was recently repaid. We paid a placement fee of $40,000 in connection with the issuance of this note.

  On May 5, 2003, we issued 500,000 units at a price of $0.10 per unit in an offshore transaction pursuant to Regulation S under the Securities Act of 1933. We realized gross cash proceeds of $50,000 from this private placement. Each unit consists of one share of our common stock and two non-transferable share purchase warrants. Each whole warrant entitles the holder to purchase an additional share of our common stock at a price of $0.12 per share until April 30, 2004. In connection with this private placement, we paid a placement fee comprised of $4,000 in cash and 40,000 share purchase warrants exercisable at a price of $0.10 per share.

  On May 6, 2003, as referenced previously, we issued 850,000 shares at a deemed price of $0.21 per share to an accredited investor and we repriced 1,000,000 warrants previously issued to the investor on December 20, 2002, thereby reducing the exercise price of the warrant from $0.70 per share to $0.10 per share. An aggregate of 3,614,286 additional warrants previously issued to four other investors in connection with the offshore private placements effected by us on November 4, 2002, December 20, 2002 and February 14, 2003, were also repriced to have an exercise price of $0.10 per share. These transactions were all effected pursuant to Regulation S under the Securities Act of 1933, and were effected in consideration of certain releases provided by the investors to our Company in respect of certain potential unquantified claims threatened by the investors against our Company.

  On May 16, 2003, we issued 500,000 shares of common stock to a non-U.S. person upon exercise of warrants previously granted to such person and we realized gross proceeds of $80,000 from the exercise price of the warrants. The shares were issued in an offshore transaction relying on Regulation S under the Securities Act of 1933. In connection with this exercise of warrants, we paid a placement fee of $3,200 in cash.

  On May 19, 2003, June 11, 2003, and June 17, 2003, we closed three tranches of a private placement of our 7% convertible debentures to four accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, for gross proceeds of $2,800,000. The second tranche under the private placement, which we closed on June 11, 2003, was conditional upon our filing a registration statement with the Securities and Exchange Commission on Form SB-2, which we filed on June 4, 2003. The third tranche, which we closed on June 17, 2003, involved the sale to these investors of $1,000,000 in aggregate principal amount of convertible debentures. In connection with this private placement, we paid placement fees comprised of $269,000 in cash, 112,000 share purchase warrants exercisable at a price of $0.13 per share, and 100,000 share purchase warrants exercisable at a price of $0.135 per share. As of September 30, 2003, holders of the 7% convertible debentures had converted a total of $2,648,240 of principal and related interest, resulting in the issuance of 20,348,032 shares of our common stock. The balance of the principal under the 7% convertible debentures in the aggregate amount of $166,667 may be converted at a conversion price of $0.13 per share, and interest may be converted at a price per share equal to 90% of the average closing bid price of our common stock during the 20 trading days immediately preceding the conversion date. In addition to the convertible debentures, warrants to purchase up to an aggregate of 10,769,231 shares of our common stock were issued. The warrants are exercisable for five years at an exercise price of $0.2645 per share. Each convertible debenture and each warrant is subject to anti-dilution protection upon the occurrence of certain events. If, among other things, we or any of our subsidiaries offers, sells or otherwise disposes of or issues any of our common stock (or any equity, debt or other instrument that is at any time over its life convertible into or exchangeable for our common stock) at an effective price per share that is less than the conversion price of the convertible debenture or the exercise price of the warrant, the conversion price or the exercise price of the warrant will be reduced to equal such effective price. For further details on the three-tranche private placement of the 7% convertible debentures, please refer to note 8 (c) to the consolidated financial statements for the year ended July 31, 2003.

  On May 27, 2003, we issued 1,050,000 shares of common stock to a non-U.S. person upon exercise of warrants previously granted to such person and we realized gross proceeds of $105,000 from the exercise price of the warrants. The shares were issued in an offshore transaction relying on Regulation S under the Securities Act of 1933. In connection with this exercise of warrants, we paid a placement fee of $8,400 in cash, and we issued 84,000 share purchase warrants exercisable at $0.10 per share.

  On June 10, 2003, we issued 1,000,000 shares of common stock to a non-U.S. person upon exercise of warrants previously granted to such person and we realized gross proceeds of $100,000 from the exercise price of the warrants. The shares were issued in an offshore transaction relying on Regulation S under the Securities Act of 1933. In connection with this exercise of warrants, we paid a placement fee of $8,000 in cash, and we issued 80,000 share purchase warrants exercisable at $0.10 per share.

  On June 13, 2003, we issued 750,000 shares of common stock to a non-U.S. person upon exercise of warrants previously granted to such person and we realized gross proceeds of $75,000 from the exercise price of the warrants. The shares were issued in an offshore transaction relying on Regulation S under the Securities Act of 1933. In connection with this exercise of warrants, we paid a placement fee of $6,000 in cash, and we issued 60,000 share purchase warrants exercisable at $0.10 per share.

  On July 17, 2003, we closed the private placement of our 8% convertible debentures to four accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, for gross proceeds of $1,700,000. In connection with this private placement, we issued to the purchasers of the 8% convertible debentures common warrants to purchase up to an aggregate of 13,076,922 shares of our common stock, exercisable until July 17, 2008 at an exercise price of $0.1771 per share. We paid a placement fee comprised of $136,000 in cash and 68,000 common share purchase warrants exercisable at $0.1771 per share. As of September 30, 2003, holders of 8% convertible debentures had converted a total of $333,776 of principal and related interest, resulting in the issuance of 2,564,075 shares of our common stock. The balance of the principal under the 8% convertible debentures in the aggregate amount of $1,370,000 may be converted at a conversion price of $0.13 per share, and interest may be converted at a price per share equal to 90% of the average closing bid price of our common stock during the 20 trading days immediately preceding the conversion date. Each convertible debenture and each warrant is subject to anti-dilution protection upon the occurrence of certain events. If, among other things, we or any of our subsidiaries offers, sells or otherwise disposes of or issues any of our common stock (or any equity, debt or other instrument that is at any time over its life convertible into or exchangeable for our common stock) at an effective price per share that is less than the conversion price of the convertible debenture or the exercise price of the warrant, the conversion price or the exercise price of the warrant will be reduced to equal such effective price.

On May 2, 2003, we served Cornell Capital Partners, LP with 30-days' advance written notice of our intention to redeem the outstanding principal balance of $225,000 under convertible debentures issued to Cornell Capital on November 21, 2002 and January 31, 2003. However, Cornell Capital Partners fully converted the convertible debentures with our consent.

The net proceeds realized by us from these transactions were used for working capital, and, as discussed below, to fully repay and discharge our obligations to TRW Automotive, as assignee of the $2.8 million promissory note issued by us to TRW Inc. in connection with the restructuring of the relationship between our two companies. As discussed above, we paid $374,000 to SensoNor asa under the Memorandum of Agreement dated May 7, 2003. We also repaid the $250,000 short-term promissory note dated April 23, 2003 (discussed above in this section), plus accrued interest at the rate of 12% per annum.

As a result of our negotiations with TRW Automotive U.S. LLC, as assignee of TRW Inc., TRW Automotive agreed to accept $850,000 as full and final payment of all amounts due and owing under the promissory note issued to TRW Inc. on August 31, 2001. We paid this amount out of the proceeds received from our 7% and 8% convertible debenture financings. As a result, the security interests granted to TRW Automotive in our assets and in the assets of our subsidiary, SmarTire (U.S.A.) Inc., have been discharged.

In November 2002 we also arranged for a $5.0 million equity line of credit facility with an accredited investor. This facility, which was never drawn upon, was superseded and replaced with another $5.0 million equity line of credit facility with the same investor on February 19, 2003 primarily because we decided to appoint a new placement agent. Draw downs under the facility were subject to certain conditions and limitations, including the requirement that the underlying shares of common stock issuable to the investor under the facility shall have been registered on an appropriate registration form under the Securities Act of 1933. The term of the equity line of credit is 24 months. To date, we have not taken any steps to file the registration statement, and we have not drawn down any portion of this facility. Fees to arrange the equity line of credit were $300,000, $290,000 of which represented a commitment fee that we paid by the issuance of 446,154 shares of our common stock on December 4, 2002 and $10,000 of which represented a placement agent fee that we paid by the issuance of 32,258 shares of our common stock on February 24,, 2003.

On July 23, 2003, we entered into our common stock purchase agreement with Talisman Management in connection with our 36-month, $15,000,000 equity line of credit facility. We may, in our discretion, draw down amounts under the facility from time to time, subject to various conditions and certain limitations. We are currently not in a position to draw down any amounts under the facility, as we have not met all of the conditions for a draw down, including the requirement that the resale of the underlying common stock issuable to Talisman Management under the facility be registered pursuant to an effective registration statement under the Securities Act of 1933.

We will receive the proceeds of each draw down under the equity line of credit facility in payment for shares of our common stock, to be issued to the investor in two tranches for each draw down. The number of shares of our common stock so issuable will be determined with reference to a draw down pricing period of 20 consecutive trading days, as specified in the draw down notice, subject to a threshold price to be designated by us in connection with the draw down as the lowest price at which we will sell shares of common stock to Talisman Management. In connection with each draw down, the number of shares issuable to Talisman Management pursuant to the first tranche will be equal to one-half of the amount drawn down, divided by 88% of the daily volume weighted average price of our common stock during the first 10-trading days of the draw down pricing period; the number of shares issuable to Talisman Management pursuant to the second tranche will be equal to one-half of the amount drawn down, divided by 88% of the daily volume weighted average price of common stock during the last 10-trading days of the draw down pricing period.

We have issued to Talisman Management under the equity line of credit, as a commitment fee, a warrant to purchase up to 1,000,000 shares of our common stock, exercisable until July 23, 2006 at an exercise price of $0.1955 per share. We have also issued as a placement fee, a warrant to purchase up to 250,000 shares of our common stock at a price of $0.1955 per share exercisable for a period of three years. Additional placement and escrow fees are payable in respect of each draw down, and we have agreed to reimburse the sum of $17,500 to Talisman Management for legal, escrow and due diligence fees and expenses incurred by Talisman Management in connection with the equity line of credit facility.

Business and economic conditions may make it unfeasible or undesirable for us to draw down under the equity line at every opportunity, and draw downs are subject to a number of conditions and limitations. For example, each draw down under the equity line of credit facility will be limited to the greater of: (a) $300,000 and (b) 12.5% of the average of the daily volume weighted average prices of our common stock during the 30-

day period preceding the draw down notice, multiplied by the total aggregate trading volume of our common stock during such 30-day period; subject to a minimum draw down amount of $300,000. Only one draw down is permitted under the equity line during each draw down pricing period of 20 consecutive trading days, and there must be at least six trading days between each draw down pricing period.

In addition, as discussed above under the heading "Risk Factors," there is a possibility that we may not currently have sufficient authorized common stock to fully draw down the equity line of credit facility with Talisman Management. For example, if the volume weighted average price of our common stock remained at $0.171 per share, 100,000,000 shares of authorized common stock would have to be available to us to fully utilize the $15.0 million available under the equity line of credit. Currently, we are authorized under our Articles of Continuance to issue no more than 200 million shares of common stock, of which 58,587,070 shares were outstanding as of September 30, 2003. We have reserved a total of 57,718,018 unissued but authorized shares of common stock for issuance under the terms of our outstanding convertible debentures, warrants and stock options. Accordingly, we would need to authorize 46,000,000 additional shares of common stock to fully utilize the equity line of credit, assuming that we sell shares to Talisman Management at $0.15 per share (after taking into account the 12% discount that Talisman Management is entitled to receive under the common stock purchase agreement). We would have to solicit proxies from our shareholders to approve any increase in authorized shares, and there are no assurances that such shareholder approval, if sought, would be forthcoming. Additional shares which may become issuable to Talisman Management in connection with the equity line beyond any shares of common stock that we register for resale under a registration statement under the Securities Act of 1933 will not be covered by such registration statement, and would have to be registered on a new registration statement.

If the equity line of credit facility will not be accessible to us, when needed, we anticipate that we will require a minimum of $5.7 million in financing within the next twelve months in order to continue in business as a going concern, the availability of which is uncertain.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended July 31, 2003, our independent auditors included additional comments in their Auditors' report indicating concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We plan to raise any additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the private placement of our securities (including shares of our common stock that are reserved for issuance upon the exercise of our outstanding warrants). We are presently working with HPC Capital Management on a plan to meet our financial capital requirements. HPC Capital Management, a broker dealer registered pursuant to section 15 of the Securities Exchange Act of 1934, has been instrumental in facilitating the recent private placements of our 7% and 8% convertible debentures, for aggregate gross proceeds of $4,500,000, as well as the $15,000,000 equity line of credit with Talisman Management.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue for the foreseeable future. Our management projects that we will require an additional $5.7-$7.3 million to fund our ongoing operating expenses and working capital requirements for the next fiscal year, broken down as follows:

Estimated Funding Required During the Next Fiscal Year
Cash deficiency from operations	$3,800,000-$4,200,000
Capital Expenditures	$400,000-$600,000
Working capital	$1,500,000-$2,500,000

Total	$5,700,000 - $7,300,000

As indicated above, we introduced our motorcycle tire monitoring systems (TMS) for sale into the aftermarket in September 2002. We are currently finalizing the development of our second generation of our motorcycle tire monitoring systems (TMS) and expect to release it before the end of calendar 2003. In addition, we are currently field testing a commercial vehicle tire monitoring systems (TMS) that utilizes a high-pressure transmitter that can also be used in recreational vehicle and motorhome applications, as well as in "off-the-road" heavy industrial applications and commercial applications. We are targeting introduction of our commercial, recreational vehicle and off-the-road tire monitoring systems (TMS) into the market towards the end of the 2003 calendar year. Our working capital requirements are impacted by our inventory requirements. Therefore, any increase in sales of our products will be accompanied not only by an increase in revenues, but also by an increase in our working capital requirements. Since our inventory needs will be dictated in part by market acceptance of our new products, which is extremely difficult to predict, our budgeted working capital requirements range from $1,500,000 to $2,500,000.

Our budgeted working capital requirements include a total of $100,000 payable to SensoNor asa between November 1, 2003 and December 1, 2003. Pursuant to an Application Specific Integrated Sensor (ASIS) Purchase and Supply Contract dated November 1, 2001 with SensoNor asa, we agreed to pay to SensoNor a fee of $500,000 on account of certain non-recoverable engineering fees. Under the contract, SensoNor has been supplying us with an application specific integrated sensor (ASIS) that forms a key component of our products. On December 13, 2002, SensoNor delivered to us a notice of termination of the contract with unless we paid the outstanding amount within 30 days. We subsequently paid SensoNor $25,000 in cash and prepaid $1,000 for orders that were not shipped. On May 7, 2003, we entered into a Memorandum of Agreement with SensoNor pursuant to which SensoNor has agreed to continue supplying us with the application-specific sensor, provided that we pay the balance of the $474,000 owing to SensoNor in accordance with a payment schedule. We have paid a total of $374,000 to SensoNor under this arrangement, and we are obligated to make additional payments of $50,000 to SensoNor on each of November 1 and December 1, 2003.

SensoNor has also agreed to negotiate the terms of a manufacture and supply contract for an upgraded application specific integrated sensor (ASIS) for incorporation into our products. Although the contract was to have been entered into no later than September 30, 2003, our negotiations with SensoNor are still ongoing.

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

Going Concern

Our Company requires additional financing to fund its operations. Our Company has incurred recurring operating losses and has a deficit of $48,031,230 and working capital of $2,423,932 as at July 31, 2003. During the year ended July 31, 2003, our Company used $4,428,101 cash in operating activities.

Accordingly, during fiscal 2003, our Company raised gross cash private placement proceeds of $8,078,000 to fund its operations. We also arranged the $15.0 million equity line of credit with Talisman Management.

We are taking the steps necessary to draw down amounts under the $15.0 million equity line which, as discussed elsewhere in this annual report, is subject to various conditions and limitations. We are also pursuing various financing alternatives to meet our immediate and long-term financial requirements n conjunction with our investment bankers, HPC Capital Management. There can be no assurance that additional financing will be available to our Company when needed or, if available, that it can be obtained on commercially reasonable terms. Our Company's consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, our Company's consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should our Company be unable to continue as a going concern.

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

Revenue Recognition

Our Company recognizes revenue when there is persuasive evidence of an arrangement, goods are shipped and title passes, collection is probable, and the fee is fixed or determinable. Customer acceptance is used as the criterion for revenue recognition when the product sold does not have an established sales history to allow management to reasonably estimate returns and future provisions. Provisions are established for estimated product returns and warranty costs at the time the revenue is recognized. Our Company records deferred revenue when cash is received in advance of the revenue recognition criteria being met. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved. Engineering services revenue for the year were $173,400 (2002 and 2001 - nil).

Other Assets

Other assets are recorded at cost and are being amortized over five years on a straight line basis. Other assets are comprised of licenses to manufacture and sell tire monitoring systems (TMS) to the original equipment manufacturers. On an ongoing basis, management assesses whether the expected net recoverable amount of the licenses exceeds the book value of the licenses. The net recoverable amount is determined on a projected cash flow basis, discounted at an appropriate rate. In making our cash flow estimates, we consider recent market trends and transactions, as well as reasonable estimates of future events based on current economic characteristics. Although we expect to generate cash flow from sales to the original equipment manufacturer market place, it is possible that we will not generate cash flow from sales to the original equipment manufacturer marketplace in excess of net book value, or that we will generate cash flow from sales to the original equipment manufacturer market in future years after the other assets have been fully amortized.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Our Company's Chief Executive Officer and Chief Financial Officer have evaluated our Company's disclosure controls and procedures within 90 days prior to the date of filing of this Annual Report on Form 10-KSB. Management believes that our Company's current internal controls and procedures are effective and designed to ensure that information required to be disclosed by our Company in its periodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC, and that such information is accumulated and communicated to our Company's CEO and CFO as appropriate to allow timely decisions to be made regarding required disclosure.

As of September 30, 2003, there were no significant corrective actions taken by our Company or other changes made to these internal controls. Our Company's management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of our Company during fiscal 2003.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Directors
John Bolegoh	Director	59	Director since December 2, 1993.
William Cronin	Director	56	Director since June 7, 2001.
Martin Gannon	Director	51	Director since February 3, 2003.
Johnny Christiansen	Director	48	Director since August 14, 2003.
Lawrence Becerra(1)	Director	51	Director since March 30, 1998
Robert Rudman	Director, President, CEO and Chairman	56	Director since September 22, 1993, President and CEO since January 19, 1996, and Chairman since June 4, 1999.
38
Al Kozak	Director, Chief Operating Officer	54	Director since November 20, 2002, and Chief Operating Officer since May 1, 2002.
Executive Officers Who Are Not Directors
Jeff Finkelstein	Chief Financial Officer	42	Chief Financial Officer since October 23, 2002.
Erwin Bartz	Director of Technical Operations	42	Vice President of Business Development since January 3, 2001.
Shawn Lammers	Vice President, Engineering	36	Vice President, Engineering since January 1, 1997.
John Taylor-Wilson	Vice President Sales and Marketing	47	Vice President Sales and Marketing since August 11, 2003.
Ian Bateman(2)	Managing Director, SmarTire Europe Limited	58	Managing Director for SmarTire Europe since February 16, 1998

(1) Lawrence Becerra served as a director of our Company during the fiscal year ended July 31, 2003 until his resignation on March 17, 2003.

(2) Ian Bateman served as an officer of our Company during the fiscal year ended July 31, 2003 until he was terminated on October 15, 2002.

The directors of our Company are elected at each annual general meeting and hold office until the next annual general meeting or until their successors are appointed.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

John Bolegoh

Mr. Bolegoh has held a number of positions with our Company, and, until his recent appointment as our Commercial Product Manager, has served as our Technical Support Manager since August 1, 1999. Mr. Bolegoh has served as a director since 1993. Mr. Bolegoh has an extensive background in tire product engineering, including twenty years with Michelin Technical Services Canada Limited in positions of increasing responsibility. Mr. Bolegoh joined our Company in 1991. His responsibilities include defining necessary product capabilities and designs for entering various markets; establishing contacts to promote awareness of our technologies; locating and exploring business possibilities with potential distributors; and providing customer relations, problem solving, training and sales assistance.

William Cronin

Mr. Cronin has been a director since June, 2001 and previously served as a director from November 17, 1995 to April 25, 1998. Since 1986, Mr. Cronin has been the owner of Madison Financial Services, a registered investment adviser firm located in Madison, Connecticut, specializing in tax, pension investing planning strategies and portfolio management.

Martin Gannon

Mr. Gannon joined our Company as a director on February 3, 2003. Mr. Gannon has been a Certified Public Accountant since 1973. He has been a partner and the vice president of the accounting firm of Barron Gannon & Co., P.C. since 1982. In his advisory role to his clientele, he has assisted companies from their inception to maturity.

Johnny Christiansen

Mr. Christiansen joined our Company as a director on August 14, 2003. Mr. Christiansen resides in Norway. He has a strong knowledge of our business and industry as he served as the President of SensoNor asa from 1999-2002. SensoNor is a Norwegian company and a leading provider of tire monitoring, airbag and rollover sensors for the automotive industry. During Mr. Christiansen's tenure as its President, SensoNor raised more than $100 million in financing and signed contracts for more than $400 million. Before 1999, Mr. Christiansen served as a director of various companies, including Davis AS, Kongsberg Norcontrol Systems, Norcontrol Training AS and Norcontrol Automation AS.

Robert Rudman

Mr. Rudman has been a director since September, 1993. Mr. Rudman joined our Company in March, 1993 as the Chief Financial Officer after serving as an independent financial consultant for several months. He was appointed Chief Executive Officer of our Company on January 19, 1996, and served as President from January 19, 1996 to June 4, 1999, when he was appointed Chairman of the Board. Mr. Rudman was reappointed President of our Company effective April 1, 2000. He is a Chartered Accountant with 15 years of experience assisting public companies listed primarily on the Vancouver Stock Exchange (now the TSX Venture Exchange). Prior to joining our Company, Mr. Rudman was manager of a California-based sales contract financing firm. Previously, he was a partner in a consulting firm providing professional assistance to publicly traded companies. Mr. Rudman became a Chartered Accountant in 1974 and worked with Laventhol & Horwath and Price Waterhouse & Co. in Winnipeg, Manitoba.

Jeff Finkelstein

Mr. Finkelstein is a Chartered Accountant, who has been acting Chief Financial Officer of our Company since May 17, 2002. He was formally appointed as our Chief Financial Officer on October 23, 2002. He has served as our controller since February 22, 1999. From 1996 to 1999, he served as controller of Golden Knight Resources Inc., a Toronto Stock Exchange listed public company, and Silver Standard Resources, a Nasdaq listed public company. From 1993 to 1995, he served as controller of a private distribution company after eight years as a public accountant.

Erwin Bartz

Mr. Bartz has recently been appointed Vice President of Business Development. He has overall responsibility for defining product strategies and roadmaps as well as developing strategic alliances. He was formerly our Director, Technical Operations since January 2001 with responsibility for overall technical operations including engineering and manufacturing. Mr. Bartz is a Professional Engineer with 19 years of engineering experience. Prior to joining our Company, Mr. Bartz spent ten years as Manager of Engineering and Manufacturing at Finning (Canada), the Caterpillar dealer for British Columbia, Alberta, United Kingdom and Chile, with corporate responsibility for engineering, product review, heavy manufacturing and new equipment preparation. Previously, he held the Engineering Manager role at Weldco Beales, a custom attachment manufacturer for the mobile equipment market, and also worked as a design engineer for the Chapman Industries, a Hitachi distributor and general manufacturer of purpose-built machinery and equipment.

Al Kozak

Mr. Kozak joined us as Chief Operating Officer on May 1, 2002. He was subsequently appointed to our board of directors on November 20, 2002. Mr. Kozak is a seasoned executive with strong operational management and business development experience in fast-paced, high growth, technology companies. From

May 2000 to April 2001, Mr. Kozak was the President and founder of Siwash Ventures where he assembled an advisory board of senior executives from the Vancouver area to analyze and recommend investment and business development strategies to technology companies. From 1992 to 1998 he held the position of President with Digital Courier International, Inc., an industry extranet that networked over 7,000 radio stations, 1500 advertising and 400 production facilities. In 1998 when the company sold its assets and technology to Digital Generations Systems Inc., he held the position of VP, Marketing and Business Development for two years.

Shawn Lammers

Mr. Lammers has been with us since our inception. He currently serves as the Vice President Engineering and is responsible for the development of the patented remote sensing technology utilized in SmarTire's products. He has been the chief engineer in respect to the design, development and production of our passenger car tire monitoring system, the commercial vehicle tire monitoring system and the industrial equipment tire monitoring systems (TMS). He has developed software for MS-DOS, Windows, UNIX Workstations and Amiga platforms.

John Taylor-Wilson

Mr. Taylor-Wilson joined us as Vice President Sales and Marketing on August 11, 2003. Mr. Taylor-Wilson is a seasoned executive with strong sales and marketing experience in start-up, turnaround and mature organizations focused on generating revenue and increasing profit performance. Mr. Taylor-Wilson has proven capabilities in building and managing sales and business development programs, distribution channels, strategic alliances and product marketing, planning and management on a worldwide basis. From September 1999 to June 2002, Mr. Wilson was the Director of Business Development and Strategic Alliances for Witness Systems. While working for Witness Systems, Mr. Taylor-Wilson was instrumental in developing and executing sales and marketing programs that helped grow the company from $6.5 million when he started to more than $70 million just two and one-half years later. From July, 1996 to August, 1999, Mr. Wilson-Taylor was Director Business Development & Business Alliances for NICE Systems, where he assumed all North American Business Development and key product marketing responsibilities and managed a sales team whose primary mission was to sell NICE products through a distribution relationship with Lucent Technologies. From March, 1998 to June, 1996, Mr. Wilson was the Director of Marketing at Dees Communications where he was responsible for the creation and implementation of business and product development programs that facilitated that company's acquisition by NICE Systems.

Family Relationships

There are no family relationships between any of our Company's directors or executive officers.

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

SECTION 16(a) REPORTING

Since our Company is a "foreign private issuer", our insiders are exempt from the reporting requirements of Section 16(a) of the United States Securities Exchange Act of 1934, as amended (the "1934 Act"). Among other things, Section 16(a) of the 1934 Act requires certain "reporting persons" of any issuer with any class of equity securities registered under Section 12 of the 1934 Act to file with the United States Securities and Exchange Commission reports of ownership and changes in ownership of securities of the registered class. Reporting persons consist of directors, executive officers and beneficial owners of more than 10% of the securities of the registered class. We are aware that certain persons who would be subject to such reporting requirements, but for the fact that we are a "foreign private issuer", have voluntarily filed reports under Section 16(a) of the 1934 Act during the year ended July 31, 2003. However, we are not in a position to comment on the completeness of such filings.

CODE OF ETHICS

Effective October 3, 2003, our Company's board of directors adopted a Code of Business Conduct and Ethics and Compliance Program that applies to, among other persons, our Company's President and Chief Executive Officer (being our principal executive officer), our Company's Chief Financial Officer (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our Company's personnel shall be accorded full access to our Chief Financial Officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our Company's personnel are to be accorded full access to our Company's Audit Committee if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by the Chief Financial Officer or by any person who would be considered an "insider" for the purposes of our Company's Insider Trading Compliance Policy by virtue of such person's relationship to the Chief Financial Officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our Company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our Company's Chief Financial Officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the Chief Financial Officer, the incident must be reported to any member of our Company's Audit Committee. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our Company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as exhibit 14.1 to this annual report. A copy of the Code of Business Conduct and Ethics is posted on our Internet website at www.smartire.com. We will also provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: SmarTire Systems Inc., #150 -

13151 Vanier Place, Richmond, British Columbia, Canada V6V 2J1 or via email to investor--relations@smartire.com

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

Particulars of compensation awarded to, earned by or paid to:

(a) our Company's chief executive officer (the "CEO");

(b) each of our Company's four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; and

(c) any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the most recently completed fiscal year;

(the "Named Executive Officers") are set out in the summary compensation table below.

During fiscal 2003, six (6) individuals served as executive officers of our Company at various times: Robert Rudman, Al Kozak, Jeff Finkelstein, Erwin Bartz, Shawn Lammers, and Ian Bateman. Mr. Finkelstein and Mr. Lammers each earned less than $100,000 in total salary and bonuses during fiscal 2003, and, therefore, neither of these individuals is considered a "Named Executive Officer."
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation(1)	Securities Underlying Options/ SARs Granted (#)	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen-sation
Robert Rudman President, Chairman and Chief Executive Officer	2003 2002 2001	$194,543 $185,377 $191,058	Nil Nil Nil	Nil Nil Nil	232,000 90,000 150,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Ian Bateman Managing Director SmarTire Europe Limited	2003 2002 2001	$ 23,436 $103,222 $102,810	Nil Nil Nil	Nil Nil Nil	82,500 40,000 35,000	Nil Nil Nil	Nil Nil Nil	136,873(2) Nil Nil
Al Kozak Chief Operating Officer	2003	$147,585	Nil	Nil	111,000	Nil	Nil	Nil
Erwin Bartz Vice-President, Business Development	2003	$108,341	Nil	Nil	55,000	Nil	Nil	$5,826(3)

* The average of the closing foreign exchange rates for fiscal 2003, as calculated by using the reported daily rates posted by the Federal Reserve Bank of New York, was CDN$1.4964 to every US$1.00. For the purposes of this table, executive compensation paid in Canadian currency to the Named Executive Officers has been converted into United States currency at the rate of CDN$1.4964 to every US$1.00

  The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

  Mr. Bateman's employment was terminated effective October 15, 2002. Pursuant to a separation agreement Mr. Bateman was paid US$59,023 and 353,865 common shares at a deemed price of $0.17. When the shares were issued, the fair market value of each share was $0.22 with an aggregate value of $77,850.

  Mr. Bartz earned sales commissions of $5,826 in fiscal 2003.

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during fiscal 2003. Our Company has never issued stock appreciation rights. Our Company grants options that generally vest over two years at an exercise price equal to the fair market value of a share of common stock as determined by its closing price on the OTC Bulletin Board. Until May 28, 2003, the exercise price was determined by its closing price on the Nasdaq SmallCap Market. The exercise price of options granted by our Company that vest in subsequent periods are generally increased by 20% over the initial exercise price of the options. The term of each option granted is generally five years from the date of grant. Options may terminate before their expiration dates if the optionee's status as an employee is terminated or upon the optionee's death or disability.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date
Robert Rudman	44,000 44,000 44,000 24,000 24,000 24,000 28,000	29.8% 29.8% 29.8% 29.8% 29.8% 29.8% 29.8%	$1.16 $1.39 $1.67 $2.00 $2.40 $2.88 $0.36	August 27, 2007 August 27, 2007 August 27, 2007 August 27, 2007 August 27, 2007 August 27, 2007 January 30, 2008
Ian Bateman (1)	18,000 18,000 18,000 9,500 9,500 9,500	10.6% 10.6% 10.6% 10.6% 10.6% 10.6%	$1.16 $1.39 $1.67 $2.00 $2.40 $2.88	May 3, 2003 May 3, 2003 May 3, 2003 May 3, 2003 May 3, 2003 May 3, 2003
Al Kozak	15,667 15,667 15,666 8,334 8,333 8,333 21,000	11.9% 11.9% 11.9% 11.9% 11.9% 11.9% 11.9%	$1.16 $1.39 $1.67 $2.00 $2.40 $2.88 $0.36	August 27, 2007 August 27, 2007 August 27, 2007 August 27, 2007 August 27, 2007 August 27, 2007 January 30, 2008
Erwin Bartz	12,000 12,000 12,000 9,500 9,500 9,500	8.3% 8.3% 8.3% 8.3% 8.3% 8.3%	$1.16 $1.39 $1.67 $2.00 $2.40 $2.88	August 27, 2007 August 27, 2007 August 27, 2007 August 27, 2007 August 27, 2007 August 27, 2007

(1) Mr. Bateman was terminated from our Company effective October 15, 2002. Due to his termination, and the payment of the remainder of his severance in shares on April 3, 2003 his options expired on May 3, 2003. If he had not been terminated, the expiration date for his options would have been August 27, 2007.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of July 31, 2003. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of July 31, 2003 ($0.17 per share) and the exercise price of the individual's options. No Named Executive Officer exercised options during fiscal 2002.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
Name	Shares Acquired on Exercise (#)	Aggregate Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the-Money Options/SARs at FY-end ($) Exercisable / Unexercisable
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert Rudman	Nil	Nil	320,000	169,500	Nil	Nil
Al Kozak	Nil	Nil	145,000	98,000	Nil	Nil
Erwin Bartz	Nil	Nil	116,667	48,333	Nil	Nil

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Effective August 1, 1999, our Board of Directors approved a new management agreement with Robert Rudman, which calls for payment of a base salary of CDN$273,000 (approximately $200,000 at current exchange rates) per annum subject to increase from time to time plus incentive compensation as determined by our Company's incentive compensation plan. Effective August 1, 2000, Mr. Rudman's salary was increased to CDN$290,000 (approximately $212,000) per annum. Our Company's incentive compensation plan expired on July 31, 2002. The agreement with Mr. Rudman requires us to pay a termination allowance in the event of the termination of Mr. Rudman's employment other than for just cause. The termination allowance is equal to the annual salary.

Effective August 1, 1999, our Board of Directors approved a new management agreement with Ian Bateman, which called for payment of a base salary of pounds sterling 67,000 (approximately $108,000) per annum subject to increase from time to time plus incentive compensation as determined by our Company's incentive compensation plan. Effective August 1, 2000, Mr. Bateman's salary was increased to pounds sterling 71,000 (approximately $115,000) per annum. Our Company's incentive compensation plan expired on July 31, 2002. The agreement with Mr. Bateman requires us to pay a termination allowance in the event of the termination of Mr. Bateman's employment other than for just cause. The termination allowance is equal to the annual salary. On October 15, 2002, we terminated Mr. Bateman's management agreement without cause and agreed to pay a termination allowance of pounds sterling 71,000 (approximately $115,000) over the next twelve months. On April 3, 2003, we issued to Mr. Bateman a total of 353,865 shares of our common stock at a deemed price of $0.17 per share, in payment of pounds sterling 38,098 (approximately $60,000) of the termination allowance. We agreed to pay the balance of the termination allowance, in the amount of pounds sterling 2,731, to Mr. Bateman in April 2003, and also to pay his benefits to October 15, 2003 in the aggregate amount of pounds sterling 3,771.

Effective January 3, 2001, our Board of Directors approved a new management agreement with Erwin Bartz, which calls for payment of a base salary of CDN$150,000 (approximately $110,000) per annum subject to increase from time to time plus incentive compensation as determined by our Company's incentive compensation plan. Effective August 1, 2001, Mr. Bartz's salary was increased to CDN$155,000 (approximately $114,000) per annum. Effective August 1, 2002, Mr. Bartz's salary was increased to CDN$161,500 (approximately $118,000) per annum plus a commission based on sales to and margins in the passenger car vehicle market. Our Company's incentive compensation plan expired on July 31, 2002. The agreement with Mr. Bartz requires us to pay a termination allowance in the event of the termination of Mr. Bartz' employment other than for just cause. The termination allowance is equal to the annual salary.

Effective August 1, 1999, our Board of Directors approved a new management agreement with Shawn Lammers, which calls for payment of a base salary of CDN$120,000 (approximately $88,000) per annum subject to increase from time to time plus incentive compensation as determined by our Company's incentive compensation plan. Effective August 1, 2000, Mr. Lammers' salary was increased to CDN$127,200 (approximately $93,000) per annum. Effective August 1, 2001, Mr. Lammers' salary was increased to CDN$135,000 (approximately $99,000) per annum. Effective August 1, 2002, Mr. Lammers' salary was increased to CDN$144,000 (approximately $106,000) per annum. Our Company's incentive compensation plan expired on July 31, 2002. The agreement with Mr. Lammers requires us to pay a termination allowance in the event of the termination of Mr. Lammers' employment other than for just cause. The termination allowance is equal to the annual salary.

Effective May 1, 2002, our Board of Directors approved a new management agreement with Al Kozak, which calls for payment of a base salary of CDN$220,000 (approximately $161,000) per annum subject to increase from time to time plus incentive compensation as determined by our Company's incentive compensation plan. Our Company's incentive compensation plan expired on July 31, 2002. The agreement with Mr. Kozak requires us to pay a termination allowance in the event of the termination of Mr. Kozak's employment except for just cause. The termination allowance is equal to the annual salary.

Effective October 23, 2002, our Board of Directors approved a management agreement with Jeff Finkelstein, which calls for the payment of a base salary of CDN$120,000 (approximately $88,000) per annum subject to increase from time to time. This agreement with Mr. Finkelstein requires us to pay a termination allowance in the event of the termination of Mr. Finkelstein other than for just cause. The termination allowance is as follows:

  three months salary if terminated before April 23, 2003,

  six months salary if terminated between April 23, 2003 and October 23, 2003,

  nine months salary if terminated between October 23, 2003 and October 23, 2004, and twelve months salary if terminated after October 23, 2004.

Effective March 31, 2003, as a temporary measure to help preserve working capital for our Company, each of the Named Executive Officers verbally agreed to a 20% reduction in the cash that he may receive as his base salary under his management agreement. We agreed to periodically issue shares of our common stock to each of the Named Executive Officers to make up the balance of the base salary that he would otherwise be entitled to receive in cash. On July 18, 2003, the 20% in salary that we had withheld since March 31, 2003 was paid in cash to the Named Executive Officers and the 20% reduction in cash was cancelled.

Effective August 11, 2003, our Board of Directors approved a management agreement with John Taylor-Wilson, which calls for payment of a base salary of CDN$140,000 (approximately $103,000) per annum plus quarterly commissions ranging from 5% to 100% of the base salary amount if certain predetermined performance criteria in connection with his duties as Vice President Sales and Marketing are met. Mr. Taylor-Wilson may, with the approval of our compensation committee, elect to receive his salary, commission and termination allowance, if any, in such number of shares of our common stock as will be determined based on the five day average closing price for our common stock. Pursuant to the agreement, we also issued to Mr. Taylor-Wilson a total of 450,000 stock options pursuant to our 2002 Stock Incentive Plan

(Non-U.S.), exercisable for five years at an exercise price equal to 115% of the 10 day average closing price for our common stock as at August 13, 2003. The agreement is subject to the following termination provisions:

  if we terminate the agreement for any reason other than for just cause within three months, we will have no further obligations to Mr. Taylor-Wilson;

  if we terminate the agreement for any reason other than for just cause after three months and within six months, we will be required to either continue to pay Mr. Taylor-Wilson his salary and to provide him with benefits for a period of three months from the date of termination or, at our option, to pay him three months' salary in lieu of notice;

  if we terminate the agreement for any reason other than for just cause after six months and within twelve months, we will be required to either continue to pay Mr. Taylor-Wilson his salary and to provide him with benefits for a period of six months from the date of termination or, at our option, to pay him six months' salary in lieu of notice;

  if we terminate the agreement for any reason other than for just cause after twelve months and within twenty-four months, we will be required to either continue to pay Mr. Taylor-Wilson his salary and to provide him with benefits for a period of nine months from the date of termination or, at our option, to pay him nine months' salary in lieu of notice; and

  if we terminate the agreement for any reason other than for just cause after twenty-four months, we will be required to either continue to pay Mr. Taylor-Wilson his salary and to provide him with benefits for a period of twelve months from the date of termination or, at our option, to pay him twelve months' salary in lieu of notice.

Other than as discussed above, our Company has no plans or arrangements in respect of remuneration received or that may be received by Named Executive Officers of our company in fiscal 2003 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Named Executive Officer.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Directors and executive officers receive, on an annual basis, incentive stock options to purchase shares of our common stock as awarded by our Board of Directors in consultation with the compensation committee.

Effective January 30, 2003, we instituted a formal directors' compensation policy whereby directors are compensated for all meetings that they attend in person at the rate of $1,000 per day, and for all meetings that they participate by teleconference or other electronic means at the rate of $500 per day. Directors who participate in a meeting of any committee of the Board of Directors are entitled to compensation at the rate of $500 per day for attendance in person, and at the rate of $300 per day for participation by teleconference or other electronic means. Such fees are payable only if the meeting of the Board or of a committee of the Board, as the case may be, is more than one-half hour in duration. Directors are also entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors, as well as a per diem travel time allowance of $500 per day.

Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated herein, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

We have adopted eight formal stock incentive plans, two of which were approved by our shareholders at our 1998 Annual General Meeting, two of which were approved at our 2000 Annual General Meeting, two of which were adopted at our 2002 Annual General Meeting, and two of which were adopted by our board of directors on August 11, 2003. Four of the stock incentive plans provide for awards to eligible employees of our company or of any related entity who are resident in the United States and/or subject to taxation in the United States; the other four stock incentive plans provide for awards to all other eligible employees of our company or of any related entity.

We had also adopted a formal incentive compensation plan, which was approved by our shareholders at our 2000 Annual and Extraordinary General Meeting, but it expired on December 31, 2002. This incentive compensation plan was intended to complement our existing stock incentive plans and any subsequent stock incentive plans that may be approved by our shareholders. In granting awards under this incentive compensation plan, our Board of Directors were required to follow certain guidelines which took into account after-tax operating profits after accounting for the cost of capital employed to create such profits, as suggested by an economic value added model developed by Stern, Stewart & Co., a global consulting firm. There are no incentive awards under this incentive compensation plan for fiscal 2002. This incentive compensation plan expired on July 31, 2002.

To date, we have granted to directors, officers, employees and consultants incentive stock options to purchase shares of our common stock subject to and in accordance with the prevailing policies of the stock exchange on which our shares were then listed. Options are granted based on the assessment by our Board of Directors and/or compensation committee of the optionee's past and present contribution to the success of our company. These options are not transferable and are exercisable from the date granted until the earliest of (i) such number of years (up to ten years) from the date of the grant, or (ii) such number of days following the death of the optionee as is specified in each optionee's option agreement.

One of our company's former directors, Mr. Bernard Pinsky, who resigned effective July 11, 2002, was paid his hourly rate as an attorney at law for his time expended on his duties as a director.

Other than the management agreements, the advisory agreements and the stock incentive plans discussed herein, we presently have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The authorized capital of our Company consists of: 200,000,000 shares of common stock without par value; and 20,000 shares of preferred stock with a par value of CDN $1,000 per share. As of September 30, 2003, there were 58,587,070 issued and outstanding shares of common stock and no issued or outstanding shares of preferred stock.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

The following table sets forth, as of September 30, 2003, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
John Bolegoh 5571 Moncton Street Richmond, BC V7E 3B2	193,404(2)	*
William Cronin 180 Concord Drive Madison, Connecticut, USA 06443	684,746(3)	*
Martin Gannon 1275 Post Road Fairfield, Connecticut, USA 06824	410,000(4)	*
Johnny Christiansen Spurvestien 24 3189 Horten, Norway	250,000	*
Robert Rudman #40 - 5740 Garrison Road Richmond, BC V7C 5E7	1,461,167(5)	*
Al Kozak 25841 116 Avenue Maple Ridge, BC V4R 1Z6	852,000(6)	*
Jeff Finkelstein 3460 Regent Street Richmond, BC V7E 2N1	397,001(7)	*
Erwin Bartz 21 Arrow-Wood Place Port Moody, BC V3H 4E9	536,666(8)	*
Shawn Lammers 3460 Regent Street Richmond, BC V7E 2N1	418,152(9)	*
John Taylor-Wilson 1545 Lodgepole Place Coquitlam, BC V3E 2Z8	450,000(10)	*
Directors and Executive Officers as a Group	5,653,136 common shares(11)	8.80%
Palisades Master Fund, L.P. Citco Building Wickhams Cay P.O. Box 662 Road Town Tortola	10,450,904(12)	15.24%(15)
Alpha Capital AG Lettstrasse 32 Furstentum 9490 Vaduz, Liechtenstein	12,752,251(13)	18.02%(15)
49
Crescent International Ltd. 84, Avenue Louis-Casai CH 1216 Cointrin, Geneva Switzerland	11,244,685(14)	16.21%(15)

* Represents less than 1% of our Company's outstanding stock

(1) Based on 58,587,070 shares of common stock issued and outstanding as of September 30, 2003. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes 12,990 shares of common stock owned by Mr. Bolegoh's wife and children. Mr. Bolegoh has sole voting and dispositive power over such shares but disclaims beneficial ownership of such shares. Also includes stock options to purchase 156,800 shares of common stock exercisable within sixty days.

(3) Includes options to acquire up to 597,500 shares of common stock, exercisable within sixty days.

(4) Includes options to acquire up to 400,100 shares of common stock, exercisable within sixty days.

(5) Includes 10,257 shares of common stock owned by Mr. Rudman's wife. Mr. Rudman has sole voting and dispositive power over such shares. Includes options to acquire up to 1,461,167 shares of common stock, exercisable within sixty days.

(6) Consists of options to acquire up to 852,000 shares of common stock, exercisable within 60 days.

(7) Includes options to acquire up to 397,001 shares of common stock, exercisable within 60 days.

(8) Consists of options to acquire up to 536,666 shares of common stock, exercisable within 60 days.

(9) Includes options to acquire up to 418,152 shares of common stock, exercisable within 60 days.

(10) Includes options to acquire up to 450,000 shares of common stock, exercisable within 60 days.

(11) Includes options to acquire up to 5,105,401 shares of common stock, exercisable within 60 days.

(12) Includes common stock issuable pursuant to the following rights to acquire shares of our common stock: (a) rights to acquire up to 3,538,718 shares of common stock upon conversion of, or in payment of interest under, 8% convertible debentures; and (b) warrants to purchase an aggregate of 7,136,750 shares of common stock exercisable within 60 days. As at September 30, 2003, $370,000 in principal remained outstanding on an 8% convertible debenture issued to Palisades Master Fund on July 17, 2003 and maturing July 17, 2006. It is assumed for the purposes of this table that Palisades Master Fund will fully convert the aggregate principal and interest on such convertible debentures on their respective maturity dates at a conversion price of $0.13 per share. In addition, any contractual or other restriction on the number of securities that the stockholder may own at any point in time has been disregarded.

(13) Includes common stock issuable pursuant to the following rights to acquire shares of our common stock: (a) rights to acquire up to 4,782,051 shares of common stock upon conversion of, or in payment of interest under, 8% convertible debentures; and (b) warrants to purchase an aggregate of 8,333,335 shares of common stock exercisable within 60 days. As at September 30, 2003, $500,000 in principal remained outstanding on an 8% convertible debenture issued to Alpha Capital on July, 2003 and maturing July 17, 2006. It is assumed for the purposes of this table that Alpha Capital will fully convert the aggregate principal and interest on such convertible debentures on their respective maturity dates at a conversion price of $0.13 per share. In addition, any contractual or other restriction on the number of securities that the stockholder may own at any point in time has been disregarded.

(14) Includes common stock issuable pursuant to the following rights to acquire shares of our common stock: (a) rights to acquire up to 1,465,281 shares of common stock upon conversion of, or in payment of interest under, 7% convertible debentures; (b) rights to acquire up to 4,782,051 shares of common stock upon conversion of, or in payment of interest under, 8% convertible debentures; and (c) warrants to purchase an aggregate of 5,641,027 shares of common stock exercisable within 60 days. As at September 30, 2003, $166,667 in principal remained outstanding on a 7% convertible debenture issued to Crescent International on June 17, 2003 and maturing June 17, 2005, and $500,000 in principal remained outstanding on an 8% convertible debenture issued to Crescent International on July, 2003 and maturing July 17, 2006. It is assumed for the purposes of this table that Crescent International will fully convert the aggregate principal and interest on such convertible debentures on their respective maturity dates at a conversion price of $0.13 per share. In addition, any contractual or other restriction on the number of securities that the stockholder may own at any point in time has been disregarded.

(15) Each of the 8% and 7% convertible debentures, and each of the share purchase warrants, contains a contractual restriction on beneficial share ownership. It provides that the holder may not convert the convertible debenture, receive shares of our common stock as payment of interest under the convertible debenture, or exercise the warrant, to the extent that the conversion of the debenture, the receipt of the interest payment or the exercise of the warrants, as the case may be, would result in the holder, together with its affiliates, beneficially owning in excess of 4.99% of our then issued and outstanding shares of common stock. For these purposes, beneficial ownership is to be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. For the purposes of this table, this contractual restriction on the number of securities the named stockholder may own at any point in time has been disregarded.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of SmarTire, other than the conversion of our outstanding convertible debentures in certain circumstances.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our Company's equity compensation plans in effect as of September 30, 2003.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	2,144,600	2.04	742,300
Equity compensation plans not approved by stockholders (1)	8,476,195	0.20	1,690,400
Total	10,620,795	0.57	1,982,700

(1) Includes 8,309,680 options granted to employees and directors under our 2003 stock incentive plans at a weighted average exercise price of $0.20, plus 166,695 warrants granted to a former director of our Company as placement fees at a weighted average exercise price of $0.41.

On August 11, 2003, our Company's board of directors approved the adoption of our 2003 Stock Incentive Plan (U.S.) and our 2003 Stock Incentive Plan (Non-U.S.). These plans became effective upon their approval by our directors; they have not been submitted to our shareholders for approval. On August 13, 2003, we filed a registration statement on Form S-8 with the Securities and Exchange Commission (SEC File No. 333-107904) to register an aggregate of 2,000,000 shares of our common stock which may be issued pursuant to the 2003 Stock Incentive Plan (U.S.) and an aggregate of 8,000,000 shares of our common stock which may be issued pursuant to the 2003 Stock Incentive Plan (Non-U.S.). We subsequently filed a post-effective amendment to the registration statement on Form S-8 on August 27, 2003.

The purpose of both the 2003 Stock Incentive Plan (U.S.) and the 2003 Stock Incentive Plan (Non-U.S.) is to secure for our Company and our shareholders the benefits arising from capital stock ownership by employees, directors or officers of, and consultants or advisors to, our Company and subsidiary corporations who have contributed to our Company in the past and who are expected to contribute to our Company's future growth and success.

Awards that may be granted to participants in our 2003 Stock Incentive Plan (U.S.) or our 2003 Stock Incentive Plan (Non-U.S.) may consist of: (a) stock options entitling the participant to purchase shares of common stock of our Company; (b) restricted common stock of our Company; (c) a stock appreciation right entitling the participant to acquire such number of shares of common stock of our Company, or such cash compensation as will be determined by reference to any appreciation in the value of our Company's common stock in accordance with terms to be established by the administrator of the Stock Incentive Plans (which shall be the board of directors of our Company, unless a successor administrator is appointed); (d) any right similar to a stock appreciation right; (e) "Performance Units" which may be earned in whole or in part upon attainment of performance criteria established by the administrator of the Stock Incentive Plans, and which may be settled in cash, common stock or other securities, or a combination of cash, common stock or other securities, as established by the administrator; (f) any other security with the value derived from the value of our Company's common stock; or (g) any combination of the foregoing.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Mr. Becerra, a director of our Company until his resignation on March 17, 2003, is a principal of West Sussex Trading Inc. During the fiscal year ended July 31, 2003, we paid West Sussex Trading Inc. $215,108 for consulting and financial advisory services and have issued 621,143 share purchase warrants (224,000 at an exercise price of $0.10, 160,000 at an exercise price of $0.50, 60,000 at an exercise price of $0.67, 80,000 at an exercise price of $0.70, 57,143 at an exercise price of $0.35, and 40,000 at an exercise price of $0.10), which will expire on various dates between December 20, 2007 and July 24, 2008. During the year ended July 31, 2002, we paid West Sussex Trading Inc. $115,900 for consulting and financial advisory services and issued 46,900 share purchase warrants at an exercise price of $1.70, expiring on January 18, 2005. During the year ended July 31, 2001, we paid West Sussex Trading Inc. $78,510 for consulting and financial advisory services. Our Advisory Agreement with West Sussex Trading Inc. dated September 4, 2002 (filed with the Securities and Exchange Commission on October 25, 2002 as an exhibit to our annual report on Form 10-KSB for the year ended July 31, 2002) has been terminated effective March 17, 2003.

Bernard Pinsky, a director of our Company until July 11, 2002, is a partner in the law firm of Clark, Wilson and during the years ended July 31, 2002 and 2001, we paid to Clark, Wilson $98,752 and $79,858, respectively, for legal services.

The promoters of our Company are our directors and officers.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

Consolidated Financial Statements. See "Index" on Page F-1;

Auditors' Report, dated September 12, 2003;

Consolidated Balance Sheets at July 31, 2003 and July 31, 2002;

Consolidated Statements of Operations and Deficit for the Years Ended July 31, 2003, July 31, 2002 and July 31, 2001;

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended July 31, 2003, July 31, 2002 and July 31, 2001;

Consolidated Statements of Cash Flows for the Years Ended July 31, 2003, July 31, 2002 and July 31, 2001; and

Notes to Consolidated Financial Statements.

(b) Exhibits. See "Exhibit Index".

(c) Reports on form 8-K.

On May 19, 2003 we filed a Current Report on Form 8-K relating to a news release dated May 19, 2003 announcing a private placement.

On May 22, 2003 we filed a Current Report on Form 8-K relating to a news release dated May 20, 2003 announcing we had signed a Memorandum of Agreement (MOA) with SensoNor ASA.

On May 22, 2003 we filed a Current Report on Form 8-K relating to a news release dated May 21, 2003 announcing we had signed a second Extension and Settlement Agreement with TRW Automotive.

On May 27, 2003 we filed a Current Report on Form 8-K relating to a news release dated May 20, 2003 announcing that our common shares would commence trading on the Over-the-Counter Bulletin Board (OTCBB) under the symbol SMTR effective May 29, 2003.

On July 17, 2003 we filed a Current Report on Form 8-K relating to a news release dated July 16, 2003 announcing that we had terminated our agreement with Visteon Corporation and had elected to strengthen our strategic alliance with Hyundai Autonet.

On July 22, 2003 we filed a Current Report on Form 8-K relating to a news release dated July 21, 2003 announcing that we had arranged to fully retire the secured promissory note held by TRW Automotive U.S. LLC.

On July 28, 2003 we filed a Current Report on Form 8-K relating to a news release dated July 28, 2003 announcing new financing arrangements.

On August 6, 2003 we filed an Amended Current Report on Form 8-K/A relating to a news release dated July 28, 2003 announcing new financing arrangements.

On September 10, 2003 we filed a Current Report on Form 8-K relating to a news release dated September 10, 2003 announcing that we signed an agreement in principle appointing Beijing Boom Technology Co. Ltd. as the Master Distributor of our tire monitoring systems (TMS) in mainland China.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTIRE SYSTEMS INC.

By: /s/ Robert V. Rudman
Robert V. Rudman, CA
President, Chairman and
Chief Executive Officer

Date: October 16, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 16, 2003:

Signatures

/s/Robert Rudman
Robert Rudman, President, CEO, Chairman and Director
(Principal Executive Officer)

/s/Jeff Finkelstein
Jeff Finkelstein, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/Al Kozak
Al Kozak, Chief Operating Officer and Director

/s/John Bolegoh
John Bolegoh, Technical Support Manager and Director

/s/William Cronin
William Cronin, Director

/s/Martin Gannon
Martin Gannon, Director

/s/ Johnny Christiansen
Johnny Christiansen, Director

FINANCIAL STATEMENTS

Consolidated Financial Statements (Expressed in United States dollars) smartire systems inc. Years ended July 31, 2003, 2002 and 2001

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

/s/ Robert V. Rudman
Robert V. Rudman

Chief Executive Officer

/s/ Jeff Finkelstein
Jeff Finkelstein

Chief Financial Officer

KPMG
	KPMG LLP Chartered Accountants Box 10426, 777 Dunsmuir Street Vancouver, BC V7Y 1K3 Canada	Telephone (604) 691-3000 Telefax (604) 691-3031 www.kpmg.ca

Auditors' Report to the shareholders

We have audited the consolidated balance sheets of SmarTire Systems Inc. as at July 31, 2003 and 2002 and the consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three year period ended July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and accounting standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at July 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three year period ended July 31, 2003 in accordance with accounting principles generally accepted in the United States of America.

On September 12, 2003, we reported separately to the shareholders of the Company on the consolidated balance sheets as at July 31, 2003 and 2002 and the consolidated statements of operations and deficit and cash flows for the years then ended, which consolidated financial statements were prepared in accordance with Canadian generally accepted accounting principles.

signed "KPMG LLP"

Chartered Accountants

Vancouver, Canada
September 12, 2003

Comments by Auditor for U.S. Readers on Canada - U.S. Reporting Difference

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 2 to the financial statements. Our report to the board of directors dated September 12, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

signed "KPMG LLP"

Chartered Accountants

Vancouver, Canada
September 12, 2003

KPMG LLP, a Canadian owned limited liability partnership established under the laws of Ontario, is the Canadian member firm of KPMG International, a Swiss nonoperating association.

smartire systems inc.
Consolidated Balance Sheets (Expressed in United States dollars)

July 31, 2003 and 2002

	2003	2002
Assets

Current assets:
Cash and cash equivalents	$1,843,694	$525,968
Receivables, net of allowance for doubtful accounts
of nil (2002 - nil)	405,885	188,294
Inventory (note 4)	806,846	1,277,953
Prepaid expenses	165,792	374,731

	3,222,217	2,366,946

Deferred financing expense (note 9(e))	183,259	-

Capital assets (note 5)	550,458	625,182

Other assets (note 6)	3,129,658	3,757,473

	$7,085,592	$6,749,601

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$788,267	$1,110,555
Promissory note payable (note 6)	-	1,350,000
Deferred revenue	10,018	-

	798,285	2,460,555

Convertible debentures, net of equity portion of $1,966,664
(2002 - nil) (note 8)	3	-

Stockholders' equity:
Share capital (note 9):
Preferred shares, par value $1,000 Cdn per share:
20,000 shares authorized
Issued and outstanding; none
Common shares, without par value:
200,000,000 shares authorized
55,039,065 shares issued and outstanding at
July 31, 2003 (July 31, 2002 -18,711,369)	48,204,995	42,514,482
Additional paid-in capital	6,681,893	885,461
Deferred stock compensation	-	(17,005)
Deficit	(48,031,230)	(38,116,601)
Accumulated other comprehensive loss	(568,354)	(977,291)

	6,287,304	4,289,046

	$7,085,592	$6,749,601

Going concern (note 2)
Commitments and contingencies (note 14)
Subsequent events (note 16)
See accompanying notes to consolidated financial statements.

Approved on behalf of the Board

/s/ Robert V. Rudman Robert V. Rudman, Director	/s/ Bill Cronin Bill Cronin, Director

smartire systems inc.
Consolidated Statements of Operations
(Expressed in United States dollars)

Years ended July 31, 2003, 2002 and 2001

	2003	2002	2001

Revenue	$1,802,596	$1,012,344	$779,611

Cost of goods sold	1,387,365	699,955	385,897

	415,231	312,389	393,714

Expenses:
Depreciation and amortization	1,236,870	1,152,378	446,096
Engineering, research and development	1,177,935	1,727,606	1,485,874
General and administrative	2,939,260	2,631,215	2,701,621
Marketing	1,448,326	1,527,644	1,744,004

	6,802,391	7,038,843	6,377,595

Loss from operations	(6,387,160)	(6,726,454)	(5,983,881)

Other earnings (expenses):
Interest income	2,835	18,735	359,799
Net interest and financing expenses	(3,722,505)	(145,472)	-
Foreign exchange gain	192,201	24,015	117,063

	(3,527,469)	(102,722)	476,862

Loss for the year	$(9,914,629)	$(6,829,176)	$(5,507,019)

Basic and diluted loss per share	$(0.37)	$(0.41)	$(0.39)

Weighted average number of common
shares:
Basic	26,771,427	16,743,977	14,296,240
Diluted	26,771,427	16,743,977	14,296,240

See accompanying notes to consolidated financial statements.

smartire systems inc.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (Expressed in United States dollars)
Years ended July 31, 2003, 2002 and 2001

	Common shares
	Shares	Amount	Additional paid-in capital	Deferred stock compensation	Deficit	Accumulated other comprehensive loss	Stockholders' equity	Comprehensive income (loss)

		$	$	$	$	$	$	$

Balance at July 31, 2000	14,497,797	35,965,583	581,442	-	(25,780,406)	(533,274)	10,233,345	1,740,783

Exercise of stock options for cash	11,500	23,000	-	-	-	-	23,000	-
Exercise of warrants for cash	160,000	240,000	-	-	-	-	240,000	-
Issuance of common shares on purchase of license
from TRW Inc. (note 6)	490,072	1,337,500	-	-	-	-	1,337,500	-
Deferred compensation expense related to stock
option plans	-	-	102,020	(102,020)	-	-	-	-
Compensation expense	-	-	-	61,247	-	-	61,247
Loss for the period	-	-	-	-	(5,507,019)	-	(5,507,019)	(5,507,019)
Translation adjustment	-	-	-	-	-	(272,924)	(272,924)	(272,924)

Balance at July 31, 2001	15,159,369	37,566,083	683,462	(40,773)	(31,287,425)	(806,198)	6,115,149	(5,779,943)

Issuance of common shares for cash upon private
placements, net of issuance costs of $551,569
(note 9(f))	3,352,000	4,650,289	-	-	-	-	4,650,289	-
Exercise of warrants for cash, net of issuance costs
of $10,890 (note 9(f))	200,000	298,110	-	-	-	-	298,110	-
Fair value of warrants issued on private placement
(note 9(f))	-	-	206,340	-	-	-	206,340	-
Forfeiture of stock options	-	-	(4,341)	4,341	-	-	-	-
Compensation expense	-	-	-	19,427	-	-	19,427	-
Loss for the period	-	-	-	-	(6,829,176)	-	(6,829,176)	(6,829,176)
Translation adjustment	-	-	-	-	-	(171,093)	(171,093)	(171,093)

Balance at July 31, 2002	18,711,369	42,514,482	885,461	(17,005)	(38,116,601)	(977,291)	4,289,046	(7,000,269)

Issuance of common shares for cash upon private
placements, net of issuance costs of $289,172
(note 9(a))	6,964,286	1,810,828	-	-	-	-	1,810,828	-
Intrinsic value of beneficial conversion feature of
convertible debentures plus fair value of warrants
issued (note 8)	-	-	5,157,521	-	-	-	5,157,521	-
Conversion of convertible debenture and accrued
interest to common shares net of issuance costs of $628,526 (note 8)	24,381,133	3,024,395	-	-	-	-	3,024,395	-
Exercise of warrants for cash, net of issuance costs
of $61,060 (note 9(b))	3,300,000	298,940	-	-	-	-	298,940	-
Issuance of shares as fees on equity line of credit
(note 9(e))	478,412	300,000	-	-	-	-	300,000	-

Balance carried forward	53,835,200	47,948,645	6,042,982	(17,005)	(38,116,601)	(977,291)	14,880,730	-

smartire systems inc.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (Continued) (Expressed in United States dollars)

Years ended July 31, 2003, 2002 and 2001

	Common shares
	Shares	Amount	Additional paid-in capital	Deferred stock compensation	Deficit	Accumulated other comprehensiveloss	Stockholders'equity	Comprehensiveincome (loss)

		$	$	$	$	$	$	$

Balance brought forward	53,835,200	47,948,645	6,042,982	(17,005)	(38,116,601)	(977,291)	14,880,730	-

Fair value of agent's warrants issued on private
placements and convertible debentures
(notes 8 and 9)	-	-	502,367	-	-	-	502,367	-
Debt settlement through issuance of common
shares (note 9(d))	353,865	77,850	-	-	-	-	77,850	-
Issuance of shares and repricing of warrants to
settle a potential claim (note 9(c))	850,000	178,500	136,544	-	-	-	315,044	-
Compensation expense	-	-	-	17,005	-	-	17,005	-
Loss for the period	-	-	-	-	(9,914,629)	-	(9,914,629)	(9,914,629)
Translation adjustment	-	-	-	-	-	408,937	408,937	408,937

Balance at July 31, 2003	55,039,065	48,204,995	6,681,893	-	(48,031,230)	(568,354)	6,287,304	(9,505,692)

See accompanying notes to consolidated financial statements.

smartire systems inc. Consolidated Statements of Cash Flows (Expressed in United States dollars) Years ended July 31, 2003, 2002 and 2001
	2003	2002	2001

Cash provided by (used for):
Operating activities:
Loss for the year	$(9,914,629)	$(6,829,176)	$(5,507,019)
Items not affecting cash:
Depreciation and amortization	1,236,870	1,152,378	446,096
Stock-based compensation	17,005	19,427	61,247
Non-cash interest and finance charges	3,694,914	-	-
Issuance of shares and repricing of warrants to settle a potential claim (note 9(c))	315,044	-	-
Change in non-cash working capital:
Receivables	(182,366)	(5,266)	(115,379)
Deferred revenue	9,423	-	-
Deferred financing expense	(5,000)	-	-
Inventory	594,333	151,249	(1,310,788)
Prepaid expenses	240,861	(294,769)	15,963
Accounts payable and accrued liabilities	(434,556)	346,652	301,335

Net cash used in operating activities	(4,428,101)	(5,459,505)	(6,108,545)

Investing activities:
Purchase of capital assets	(62,978)	(164,886)	(332,832)
Purchase of other asset	-	(500,000)	(400,000)

Net cash used in investing activities	(62,978)	(664,886)	(732,832)

Financing activities:
Issuance of common shares, net of cash costs (note 9(a))	1,932,000	5,165,629	263,000
Cash received on exercise of warrants (note 9(b))	334,400	-	-
Net cash proceeds from convertible debentures (note 8)	4,964,801	-	-
Issuance of promissory note (note 7)	210,000	-	-
Repayment of promissory notes (notes 6 and 7)	(1,600,000)	(1,450,000)	-

Net cash provided by financing activities	5,841,201	3,715,629	263,000
Effect of exchange rate differences on cash
and cash equivalents	(32,396)	4,473	(244,429)

Net increase (decrease) in cash and cash equivalents	1,317,726	(2,404,289)	(6,822,806)

Cash and cash equivalents, beginning of year	525,968	2,930,257	9,753,063

Cash and cash equivalents, end of year	$1,843,694	$525,968	$2,930,257

Supplementary information:
Interest and finance charges paid	$27,591	$92,093	$12,408
Non-cash investing and financing activities:
Purchase of other asset through issuance of promissory note	-	2,800,000	-
Fair value of agents warrants issued in conjunction with
financings	502,367	206,340	-
Shares issued for financing services on private placement	-	28,358	-
Settlement of debt through issuance of common shares
(note 9(d))	77,850	-	-
Conversion of convertible debentures to common shares	3,024,395	-	-
Issuance of shares as consideration for equity line of credit	300,000	-	-

See accompanying notes to consolidated financial statements.
F-8
1.	Operations:

The Company and its subsidiaries develop and market products incorporating wireless data transmission and processing technologies, primarily for the automotive markets. The Company's primary product is a wireless tire monitoring system which it currently markets for use on passenger vehicles and other pneumatic tire applications. All sales of its product are made in this industry segment.

2.	Going concern:

The Company requires additional financing to fund its operations. The Company has incurred recurring operating losses and has a deficit of $48,031,230 and working capital of $2,423,932 as at July 31, 2003. During the year ended July 31, 2003, the Company used $4,428,101 cash in operating activities.

The Company is pursuing various alternatives to meet its intermediate and long-term financial requirements. During fiscal 2003, the Company realized gross cash proceeds of $8,078,000 and arranged a $15.0 million equity line of credit to fund its operations. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Significant accounting policies:
	(a)	Basis of presentation:

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited, and SmarTire Technologies Inc. All intercompany balances and transactions have been eliminated.

	(b)	Research and development costs:
Research and development costs are expensed as incurred. Equipment used in research and development is capitalized only if it has an alternative future use.
	(c)	Cash and cash equivalents:
Cash and cash equivalents includes investments in short-term investments with a term to maturity when acquired of 90 days or less.

F-9
3.	Significant accounting policies (continued):
	(d)	Inventory:

Inventory is valued at the lower of cost and net realizable value. Cost is determined using the weighted average method and includes invoice cost, duties and freight. Provision for obsolescence is estimated by management based on historical values and expected future sales.

	(e)	Capital assets:

Capital assets are recorded at cost. Depreciation of computer hardware and software and office and shop equipment is provided for on the declining balance basis at 30% per annum. Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease.

	(f)	Other assets:

Other assets include the license to manufacture and sell tire monitoring systems to the original equipment vehicle manufacturers (note 6). Other assets are recorded at cost and are being amortized over five years on a straight-line basis.

	(g)	Impairment of long-lived assets:

The Company monitors the recoverability of long-lived assets, based on estimates using factors such as expected future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or to be realized on sale. The Company recognizes an impairment loss if the projected undiscounted future cash flows is less than the carrying amount. The amount of the impairment charge, if any, is measured equal to the excess of the carrying value over the expected future cash flows discounted using the Company's average cost of funds.

	(h)	Revenue recognition:

The Company recognizes revenue when there is persuasive evidence of an arrangement, goods are shipped and title passes, collection is probable, and the fee is fixed or determinable. Customer acceptance is used as the criterion for revenue recognition when the product sold does not have an established sales history to allow management to reasonably estimate returns and future provisions. Provisions are established for estimated product returns and warranty costs at the time the revenue is recognized. The Company records deferred revenue when cash is received in advance of the revenue recognition criteria being met. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved. Engineering services revenue for the year were $173,400 (2002 and 2001 - nil).

3.	Significant accounting policies (continued):
(	(i)	Loss per share:

Basic loss per share computations are based on the weighted average number of shares outstanding during the year. If in a period the Company has outstanding dilutive stock options and warrants, diluted loss per share is calculated using the treasury stock method.

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

	(k)	Warranty costs:
The Company accrues warranty costs upon the recognition of related revenue, based on its best estimates, with reference to past experience.
	(l)	Foreign currency translation:

The Company's functional or primary operating currency is the Canadian dollar. The Company's financial statements are prepared in Canadian dollars before translation to the US dollar reporting currency. The Company translates transactions in currencies other than the Canadian dollar at the exchange rate in effect on the transaction date. Monetary assets and liabilities denominated in a currency other than the Canadian dollar are translated at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in earnings.

Amounts reported in Canadian dollars have been translated into US dollars as follows: assets and liabilities are translated into US dollars at the rate of exchange in effect at the balance sheet date and revenue and expense items are translated at the average rates for the period. Unrealized gains and losses resulting from the translation into the reporting currency are accumulated in accumulated other comprehensive loss, a separate component of stockholders' equity.

3.	Significant accounting policies (continued):
	(m)	Use of estimates:

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

	(n)	Stock-based compensation:

The Company has elected under FAS 123, Accounting for Stock-based Compensation, to account for employee stock options using the intrinsic value method. This method is described in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As the Company grants stock options with an exercise price not less than the market value of the underlying common shares on the date of grant, no compensation expense is required to be recognized under APB 25. FAS No. 123 uses the fair value method of calculating the cost of stock option grants. Had compensation cost for employee stock options been determined by this method, net earnings (loss) and net earnings (loss) per share would have been as follows:

			2003	2002	2001

	Net earnings (loss):
		As reported	$(9,914,629)	$(6,829,176)	$(5,507,019)
		Stock-based compensation expense
		recognized using intrinsic value method	17,005	19,427	61,247
		Stock-based compensation expense
		determined under fair value based
		method for all awards	(738,339)	(1,076,749)	(1,316,930)

		Pro forma	$(10,635,963)	$(7,886,498)	$(6,762,702)

	Basic and diluted earnings (loss) per share:
		As reported	(0.37)	(0.41)	(0.39)
		Pro forma	(0.40)	(0.47)	(0.47)

3.	Significant accounting policies (continued):
	(n)	Stock-based compensation (continued):

The Company recognizes the compensation expense at the date of granting the stock options on a straight-line basis over the vesting period.

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option valuation model with the following range of weighted average assumptions.

		2003	2002	2001

	Expected dividend yield	0%	0%	0%
	Expected stock price volatility	128-155%	129%	220%
	Risk-free interest rate	3.6-4.3%	4.35%	5.60%
	Expected life of options and warrants	2-5 years	1.67 years	2.00 years

	Weighted-average fair values of options granted during the year are as follows:

		2003	2002	2002

	Options whose exercise price at date of grant:
	Equals the market price of stock	$0.72	$-	$3.88
	Exceeds the market price of stock	1.77	2.07	3.04
	Is less than the market price of stock	-	-	3.25

The Company recognizes compensation expense for stock options, common stock and other instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are performed and the instrument earned.

If the exercise price of employee stock option award is not fixed in the functional currency of the Company or in the currency the employee is paid, the award is accounted for as a variable award until the award is exercised, forfeited, or expires unexercised. The Company measures compensation as the amount by which the quoted market value of the common shares of the Company's stock covered by the grant exceeds the option price, with changes in the market price included in the measurement of loss.

	(o)	Comprehensive income:

Under SFAS 130, Reporting Comprehensive Income, the Company is required to report comprehensive income, which includes net loss as well as changes in equity from non-owner sources. The other changes in equity included in comprehensive income for the periods presented comprise the foreign currency cumulative translation adjustments. Accumulated other comprehensive loss is presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

3.	Significant accounting policies (continued):
(p)	Recent accounting pronouncements:

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("FAS No. 148"), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS No. 148 is effective for fiscal years ending after December 15, 2002 with earlier application permitted. The Company has adopted the disclosure provisions of FAS No. 148 in these consolidated financial statements.

In November 2002, FASB issued Emerging Issues Task Force 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. In some arrangements, the different revenue-generating activities are sufficiently separable, and there may be sufficient evidence of their fair values to separately account for some or all of the deliverables. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact of this accounting pronouncement on our financial results.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS No. 146"),which addressees accounting and reporting for costs associated with exit or disposal activities. FAS No. 146 relates to the recognition of a liability for a cost associated with an exit or disposal activity and requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability under the FASB's conceptual framework. FAS No. 146 also established fair value as the objective for initial measurement of liabilities related to exit or disposal activities. As a result, FAS No. 146 significantly reduces an entity's ability to recognize a liability for future expenses related to a restructuring. FAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. The application of FAS No. 146 has not impacted these consolidated financial statements.

3.	Significant accounting policies (continued):
	(p)	Recent accounting pronouncements (continued):

In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS No. 144"), that replaces FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed O". FAS No. 144 applies to the assessment of the impairment in the carrying value of long-lived assets, excluding goodwill and certain other specified items, including those to be disposed of by sale, including discontinued operations. FAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount and fair value less costs to sell. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. FAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has adopted FAS No. 144 which had no material effect on the Company's financial results.

In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations ("FAS No. 143"), which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. FAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has adopted FAS No. 143 in fiscal 2003 which had no material effect on the Company's financial results.

4.	Inventory:

			2003	2002

	Raw materials		$318,512	$143,368
	Work in progress		59,599	-
	Finished goods		428,735	1,134,585

			$806,846	$1,277,953

5.	Capital assets:

	2003	Cost	Accumulated amortization	Net book value

	Computer hardware and software	$600,781	$415,801	$184,980
	Office and shop equipment	886,748	609,095	277,653
	Leasehold improvements	192,515	104,690	87,825

		$1,680,044	$1,129,586	$550,458

5.	Capital assets (continued):

	2002	Cost	Accumulated amortization	Net book value

	Computer hardware and software	$503,407	$307,693	$195,714
	Office and shop equipment	764,573	438,806	325,767
	Leasehold improvements	170,997	67,296	103,701

		$1,438,977	$813,795	$625,182

6.	Other assets:

On December 13, 2000, the Company entered into an Assignment and Amendment Agreement with TRW that transferred to the Company the license to manufacture and sell tire monitoring systems to the original equipment vehicle manufacturers of most medium and heavy duty trucks. Consideration consisted of 490,072 shares of common stock valued at $1,337,500, based on the market value of the Company's stock at the date of purchase, plus cash of $400,000.

On August 31, 2001, the Company and TRW Inc. entered into an agreement to restructure their strategic alliance. Under the terms of restructuring, the Company and TRW agreed to terminate a number of agreements. The Company has the right to manufacture and sell tire monitoring systems to the original equipment vehicle manufacturers market ("OEM"). Consideration consisted of a promissory note of $2.8 million, carrying an interest rate of 6% per annum plus cash of $500,000. The balance of principal in the amount of $1,350,000 owed at July 31, 2002 was repaid during fiscal 2003 and interest of $97,542 on this balance was forgiven by TRW Inc.

	The rights are being amortized over five years on a straight-line basis.

	2003	Cost	Accumulated amortization	Net book value

	OEM - most medium and heavy duty trucks	$1,737,500	$845,850	$891,650
	OEM - all other vehicles	3,300,000	1,061,992	2,238,008

		$5,037,500	$1,907,841	$3,129,658

6.	Other assets (continued):

	2002	Cost	Accumulated amortization	Net book value

	OEM - most medium and heavy duty trucks	$1,737,500	$612,606	$1,124,894
	OEM - all other vehicles	3,300,000	667,421	2,632,579

		$5,037,500	$1,280,027	$3,757,473

Management believes that the net book value of its other assets of $3,129,658 as at July 31, 2003 is recoverable based on expectations of future cash flows from the Company's future sales of tire monitoring systems. Management's belief is based on an undiscounted cash flow analysis of management's current best estimate of projected annual sales to the passenger vehicle and light truck OEM market plus management's projected sales to the heavy truck OEM market.

7.	Promissory note:

On April 23, 2003, the Company received gross proceeds of $250,000 upon the issuance of a secured short-term promissory note to an accredited investor. Advisors to the placement received a cash commission of $40,000 and 100,000 warrants. The fair value of these warrants at the date of grant was estimated at $22,870 using the Black-Scholes option valuation model using the weighted average assumptions as disclosed in note 3(n). On June 16, 2003, the Company repaid the promissory note of $250,000 plus interest of $3,773. The fair value of the warrant and the commission were expensed.

8.	Convertible debentures:

		Face value of debt	Debt component	Equity component (additional paid-in capital)

	Balance as at July 31, 2002	$-	$-	$-

	10% redeemable convertible debentures
	with cash financing cost of $76,177 (a)	750,000	66,000	684,000

	5% redeemable convertible debentures
	with cash financing cost of $94,000 and
	discount of $32,000 (b)	400,000	257,143	142,857

	7% and 8% convertible debentures with
	cash financing cost of $483,022 (c)	4,500,000	3	4,499,997

	Initial allocation	5,650,000	323,146	5,326,854

	Accretion of deemed debt discount to
	interest	-	3,329,778	-

	Conversion of 10%, 5% and $2,533,333 of
	7% convertible debentures to common
	shares	(3,683,333)	(3,652,921)	-

	Balance as at July 31, 2003	$1,966,667	$3	$5,326,854

	Financing cost of $169,333 related to debentures still outstanding are netted against additional paid-in capital.
	As described below, financing cost including cash cost and fair value of agents' warrants of $628,526 related to debentures converted to share capital is reclassified to share capital.
	(a)

In the first private placement, the Company realized gross cash proceeds of $500,000 and $250,000, respectively, from the issuance of 10% redeemable convertible notes of the Company plus 150,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation S under the Securities Act of 1933. The agreements were signed on September 20, 2002 and the notes were to mature on December 20, 2002.

Each warrant initially entitled the holder to purchase one of the Company's common shares and is exercisable at a price of $1.25 on or before September 20, 2005, on which date the warrant will expire. These warrants were subsequently repriced to $0.10 on May 6, 2003 as described in note 9(c).

8.	Convertible debentures (continued):
	(a)	(continued):

For accounting purposes, the Company calculated the fair value of warrants issued using the Black-Scholes model and the intrinsic value of the beneficial conversion feature, which in aggregate totals $684,000, and initially recorded these values as additional paid-in capital. The intrinsic value is the amount by which the fair value of the underlying common shares at the date of the agreement exceeds the conversion price. The remaining balance of $66,000 was recorded as a liability. The carrying value of the liability was to be accreted to the redemption value of the debentures over the period from September 26, 2002 to its initial maturity date of December 20, 2002.

Advisors to the private placement received a cash commission of $60,000 or 8% on the face value of the notes and 120,000 share purchase warrants exercisable at a price equal to the lesser of conversion price of the convertible notes into common shares or $0.50. The warrants are exercisable over five years and expire on November 4, 2007. The fair value of these warrants at the date of grant was $51,393. The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option valuation model.

On November 4, 2002, the holder converted these convertible notes into 1,500,000 units. On conversion of these senior convertible notes, the carrying value of debt and accrued interest was reclassified to common shares included in stockholders' equity (note 9). Interest accretion of $684,000 was charged to the statement of operations as interest expense during the year ended July 31, 2003.

(b)

In the second private placement, the Company issued senior subordinated redeemable convertible debentures to a private investment company bearing interest at 5% per annum. The Company closed the first tranche on November 21, 2002 and the second tranche on January 31, 2003. In each tranche, the Company received proceeds of $184,000 for the issuance of a debenture in the principal amount of $200,000. Total net cash proceeds after finance charges were $274,000. Each debenture was issued at an 8% discount from the face principal amount. Advisors to the placement received a cash commission of $64,000 and 68,325 warrants. Additional expenses of $30,000 were incurred for this transaction. The fair value of these warrants at the date of grant was estimated at $15,626. The fair value of these warrants was estimated on the date of issuance using the Black-Scholes option valuation model using the weighted average assumptions as disclosed in note 3(n).

For accounting purposes, the Company calculated the intrinsic value of the beneficial conversion feature which amounted to $142,857 and initially recorded its value as additional paid-in capital. The remaining balance of $257,143 was recorded as liability.

The commission and fair value of the warrant were recorded as financing costs. These debentures were converted to common shares between February 10, 2003 and May 16, 2003 at conversion prices ranging from $0.064 to $0.28. Interest accretion of $142,857 was charged to the statement of operations as interest expense during the year ended July 31, 2003.

8.	Convertible debentures (continued):
(c)

On June 17, 2003, the Company closed a private placement of 7% convertible debentures in three tranches pursuant to Rule 506 of Regulation D under the Securities Act of 1933, for gross proceeds of $2,800,000. Principal and all accrued and unpaid interest is due on May 19, 2005. On July 17, 2003, the Company closed another private placement of 8% convertible debentures pursuant to Rule 506 of Regulation D under the Securities Act of 1933, for gross proceeds of $1,700,000. Principal and all accrued and unpaid interest is due on July 16, 2006. Net cash proceeds from the convertible debentures were $4,016,978.

In connection with the offering of the convertible debentures, the Company issued 23,846,153 common share purchase warrants of which 10,769,231 warrants entitle the holders to purchase common shares of the Company at $0.2645 per share until May 15, 2008 and 13,076,922 warrants entitle the holders to purchase common shares of the Company at $0.1771 per share until July 17, 2008. Advisors to the transactions received a cash commission of $360,000 and 180,000 share purchase warrants: 112,000 share purchase warrants at a price of $0.13 per share for a period of five years, and 68,000 share purchase warrants exercisable at a price of $0.13 for a period of three years. The fair value of these warrants at the date of grant was estimated at $77,640 using the Black-Scholes option valuation model using weighted average assumptions as disclosed in note 3(n). Additional expenses related to this offering were $123,022 plus 100,000 share purchase warrants exercisable at a price of $0.135 per share for a period of five years. The financing cost will be amortized over the life of the convertible debentures as finance costs.

Principal under the convertible debentures in the aggregate amount of $3,500,000 may be converted by the holder, in whole or in part and from time to time at a conversion price of $0.13 per share; principal under the convertible debentures in the aggregate amount of $1,000,000 may be converted at a conversion price equal to the lesser of $0.13 per share and 70% of the average closing bid price during the five trading days immediately preceding the date of issuance of such convertible debentures, subject to a floor price of $0.06 per share.

Interest on the debentures is payable quarterly on March 1, June 1, September 1 and December 1, and at maturity, in cash or, at the Company's option, in shares of the Company's common stock at an interest conversion price equal to 90% of the lesser of the average closing bid price during the 20 trading days immediately preceding the interest payment date, or the average closing bid price during the 20 trading days immediately preceding the date on which the shares are issued if such shares are issued and delivered after the interest payment date. The Company's right to elect to pay accrued interest in shares of its common stock is subject to certain conditions, including the requirement that there shall be an effective registration statement qualifying the resale of the common stock to be issued to the holders of the convertible debentures in lieu of a cash interest payment. All overdue accrued and unpaid interest under the convertible debentures will be subject to a late fee at the rate of 18% per annum. Principal of $266,667, and all accrued and unpaid interest, under the convertible debentures will be due and payable at maturity on May 19, 2005.

8.	Convertible debentures (continued):
	(c)	(continued):

Each of the convertible debentures contains a contractual restriction on beneficial share ownership. It provides that the holder may not convert convertible debentures, or receive shares of our common stock as payment of interest, to the extent that the conversion or the receipt of the interest payment would result in the holder, together with its affiliates, beneficially owning in excess of 4.99% of the Company's then issued and outstanding shares of common stock. For these purposes, beneficial ownership is to be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder.

The Company may not prepay any portion of the principal amount on any convertible debenture without the prior written consent of the holder of the debenture.

The Company will be considered in default of the convertible debentures if certain events occur. Once an event of default occurs, the holder of a convertible debenture can elect the Company to immediately repay a mandatory prepayment amount as outlined in the agreement.

If an event of default occurs, the holder of a convertible debenture can elect to require the Company to immediately repay a mandatory prepayment amount equal to the greater of:
		(i)	120% of the principal amount of the debenture, plus all accrued and unpaid interest and any other amounts outstanding in respect of the debenture; or
(ii)

120% of the principal amount of the debenture, plus all accrued and unpaid interest and any other amounts outstanding in respect of the debenture, divided by the conversion price of the debenture, and multiplied by the greater of:

			A.	the last reported closing bid price for our common stock on the date on which the payment is due, or
			B.	the last reported closing bid price for our common stock on the date on which the payment actually paid.

For accounting purposes, the proceeds from the issuance of these convertible debentures were primarily allocated to fair value of warrants issued and the intrinsic value of the beneficial conversion feature, which amounts to $2,799,997 and $1,699,999 respectively. The fair value of the warrants was calculated using the Black Scholes model assumptions as disclosed in note 3(n). The remaining value of the proceeds of $4 was allocated to debt and is being accreted to the redemption value of the convertible debentures over the period from the date of issuance to the initial maturity dates of May 19, 2005 and July 16, 2006.

8.	Convertible debentures (continued):
	(c)	(continued):

During the year, $2,533,333 of principal and $12,846 of interest were converted into common shares resulting in the issuance of 19,564,102 common shares. Interest accretion of $2,533,322 was charged to the statement of operations as interest expense upon conversion of convertible debentures. As at July 31, 2003, $1,966,667 of the convertible debenture remained outstanding, of which $266,667 remained outstanding from the June 17, 2003 convertible debenture and $1,700,000 remained outstanding from the July 16, 2003 convertible debenture.

9.	Share capital:

During the year ended July 31, 2003, the Company realized gross cash proceeds of $2,100,000 and net cash proceeds of $1,932,000 from the completion of five separate private placements, each effected pursuant to Regulation S under the Securities Act of 1933.

		Number of shares	Amount

	Issuance of first private placement for cash (net of
	cash financing cost of $20,000)	500,000	$230,000

	Issuance of second private placement for cash (net of
	cash financing cost of $96,000)	1,750,000	1,104,000

	Issuance of third private placement for cash (net of
	cash financing cost of $20,000)	714,286	230,000

	Issuance of fourth private placement for cash (net of
	cash financing cost of $28,000)	3,500,000	322,000

	Issuance of fifth private placement for cash (net of
	cash financing cost of $4,000)	500,000	46,000

		6,964,286	$1,932,000

	The fair value of warrants issued to advisors to the private placement, as described below is $121,172 and is netted against share capital as share issuance cost.

9.	Share capital (continued):
(a)

The first private placement resulted in the issuance of 2,000,000 units at a price of $0.50 per unit. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.50 per share until November 4, 2005. The Company realized gross proceeds of $250,000 from this private placement; the balance of the aggregate purchase price for the units was paid for by the application of $750,000 of principal under the senior convertible notes issued by the Company on September 20, 2002 (note 8(a)). On conversion of senior convertible notes, the carrying value of the debt and equity component of the debt were reclassified to common shares included in stockholders' equity. This conversion was made in accordance with original terms of the agreement. An additional 17,672 common shares were issued as a payment of accrued interest at a deemed price of $0.50 per share. The warrants were repriced to have an exercise price of $0.10 per share on May 6, 2003 (note 9(c)). Advisors to the private placement were paid a commission of $20,000 and were issued 40,000 share purchase warrants exercisable at $0.50 per share. The fair value of these warrants at the date of grant was estimated at $17,131. The fair value of these warrants is estimated on the date of issuance using the Black-Scholes option valuation model using the weighted average assumptions as disclosed in note 3(n). The fair value of the warrant and the commission were recorded as share issue costs.

The Company realized gross cash proceeds of $1,200,000 and net cash proceeds of $1,104,000 from the second private placement. In this private placement, the Company issued and sold 750,000 units at $0.67 per unit and 1,000,000 units at $0.70 per unit. Each unit consists of one common share and one share purchase warrant. Of the share purchase warrants issued, 750,000 entitle the holder to purchase one additional common share at an exercise price of $0.85 per share for a period of three years and 1,000,000 of the share purchase warrants entitle the holder to purchase one additional common share at an exercise price of $0.70 per share for a period of three years. The warrants were repriced to have an exercise price of $0.10 per share on May 6, 2003. Advisors to the private placement were paid a commission of $96,000 and issued 140,000 share purchase warrants, 60,000 exercisable at $0.67 per share and 80,000 exercisable at $0.70 per share. The fair value of these warrants at the date of grant was estimated at $78,148 by the Black-Scholes option valuation model using the weighted average assumptions as disclosed in note 3(n). The fair value of the warrants and the commission were recorded as share issue costs.

9.	Share capital (continued):
	(a)	(continued):

The Company realized gross cash proceeds of $250,000 and net cash proceeds of $230,000 from the third private placement. In this private placement, the Company issued and sold 714,286 units at $0.35 per unit. Each unit consists of one common share and one share purchase warrant exercisable at a price of $0.42 per share for a period of three years. The warrants were repriced to have an exercise price of $0.10 per share on May 6, 2003. Advisors to the private placement received a commission of $20,000 and 57,143 share purchase warrants exercisable at a price of $0.35 per share for five years by the Black-Scholes option valuation using the weighted average assumptions as disclosed in note 3(n). The fair value of the warrants and the commission were recorded as share issue costs.

The Company realized gross cash proceeds of $350,000 and net cash proceeds of $322,000 from the fourth private placement. In this private placement, the Company issued and sold 3,500,000 units at $0.10 per unit. Each unit consists of one common share and one half share purchase warrant exercisable at a price of $0.16 per share for a period of two years. Advisors to the private placement received a cash commission of $28,000 and 14,000 share purchase warrants exercisable at a price of $0.10 per share for five years. The fair value of these warrants at the date of grant was estimated at $4,408 by the Black-Scholes option valuation using the weighted average assumptions as disclosed in note 3(n). The fair value of the warrants and the commission were recorded as share issue costs.

The Company realized gross cash proceeds of $50,000 and net cash proceeds of $46,000 from the fifth private placement. In this private placement, the Company issued and sold 500,000 units at $0.10 per unit. Each unit consists of one common share and two share purchase warrants exercisable at a price of $0.12 until April 30, 2004. Advisors to the private placement received a cash commission of $4,000 and 40,000 share purchase warrants exercisable at a price of $0.10 per share for five years. The fair value of these warrants at the date of grant was estimated at $8,846 by the Black-Scholes option valuation using the weighted average assumptions as disclosed in note 3(n). The fair value of the warrants and the commission were recorded as share issue costs.

(b)

The Company also realized gross cash proceeds of $360,000 and net cash proceeds of $334,400 from the exercise of 3,300,000 warrants. Advisors to the transactions received a cash commission of $25,600 and 224,000 share purchase warrants exercisable at a price of $0.10. The fair value of these warrants at the date of grant was estimated at $35,460 by the Black-Scholes option valuation using the weighted average assumptions as disclosed in note 3(n). The fair value of the warrants were recorded as share issue costs.

9.	Share capital (continued):
(c)

On May 6, 2003, the Company issued 850,000 shares at a deemed price of $0.21 per share to an accredited investor and repriced 1,000,000 warrants previously issued to the investor on December 20, 2002, thereby reducing the exercise price of the warrant from $0.70 per share to $0.10 per share. An aggregate of 3,614,286 additional warrants previously issued to other investors were also repriced to an exercise price of $0.10 per share. These transactions were all effected pursuant to Regulation S under the Securities Act of 1933, and were effected in consideration of certain releases provided by the investors to the Company in respect of certain potential unquantified claims threatened by the investors against the Company. The fair value of these shares and incremental fair value of the repriced warrants is recorded as an administration expense in the fourth quarter. The fair value of the shares is $178,500 based on the deemed price of $0.21 and the incremental fair value of the warrants is $136,544. The fair value of the warrant is estimated on the date of issuance by the Black-Scholes option valuation model using the weighted average assumptions as disclosed in note 3(n). The fair value of these warrants and the value of shares issued were recorded as an administrative expense.

(d)

On April 3, 2003, the Company issued to the former managing director of SmarTire Europe Limited a total of 353,865 common shares at a deemed price of $0.21 per share, in partial payment and settlement of the Company's obligation to pay him a termination allowance in connection with the termination of his management agreement, without cause, on October 15, 2002.

	(e)	The Company has also arranged a $15.0 million and $5.0 million equity line of credit facility from separate private investment companies:

9.	Share capital (continued):
	(e)	(i)

On July 23, 2003, the Company arranged a $15 million equity line of credit from a private investment company. The Company may, at its discretion, draw down amounts under the facility from time to time, subject to various conditions and certain limitations until July 23, 2006. The Company will receive the proceeds of each draw down under the equity line of credit facility in payment for shares of its common stock, to be issued to the investor in two tranches for each draw down. The number of shares of the Company's common stock issuable will be determined based on a pre-set pricing period, subject to a threshold price. The Company may not draw down the facility unless the shares issuable upon the draw down of the credit facility have been registered on an effective registration statement filed in the appropriate form under the Securities Act of 1933. On September 3, 2003, the Company filed a registration statement with the Securities and Exchange Commission to register the $15 million equity line of credit. The registration statement is not effective yet. Only one draw down is permitted under the equity line during each draw down pricing period of 20 consecutive trading days, and there must be at least six trading days between each draw down pricing period. Further, each draw down (in the minimum amount of $300,000) will be limited to the greater of: (a) 300,000 and (b) 12.5% of the average of the daily volume weighted average prices of the Company's common stock during the 30 day period preceding the draw down notice, multiplied by the total aggregate trading volume of the Company's common stock during each 30 day period.

The Company issued 1,250,000 warrants exercisable at a price of $0.1955 per share for three years as consideration of the equity line of credit. The fair value of these warrants at the date of grant is estimated at $178,259 by the Black-Scholes option valuation using the weighted average assumptions as disclosed in note 3(n). The fair value of the warrant is recorded as a deferred financing expense and will be amortized once the Company has drawn against the line of credit.

9.	Share capital (continued):
	(e)	(ii)

The Company has also arranged an additional $5.0 million equity line of credit. The Company may draw down the facility at its discretion provided that each draw down is at least seven trading days apart, and the maximum amount that may be drawn down at any one time is limited to $70,000 and advance notice is required. The term of the equity line of credit is 24 months. At the time of draw down against the line of credit the Company will issue common shares equal to that amount advanced divided by 99% of the stock price on the five consecutive days after the date of notice. On each date of advance of funds, the Company is to pay 1.5% of the advanced funds as a commission. On the date of the execution of the contract, the Company issued shares worth $290,000 based on the trading price of the stock of the Company on that day. Shares worth $10,000 were issued to the placement agent on February 26, 2003. As a result, the Company has recorded the fair value of the common shares as an expense, since the Company has no intentions of drawing down against this facility in the near future. The Company may draw down the facility at its discretion upon effectiveness of the registration statement to be filed by the Company in the appropriate form under the Securities Act of 1933 for the purpose of registering the shares issuable upon the draw down of the credit facility. To date, the Company has not taken any steps to file the registration statement, and has not drawn down any portion of this facility.

(f)

For the year ended July 31, 2002, the Company realized net cash proceeds of $4,856,629 from the completion of three separate private placements, each effected pursuant to Regulation S under the Securities Act of 1933. In the first private placement, the Company issued and sold 1,830,000 units for net cash proceeds of $2,955,469. Each unit was issued at a price of $1.70 and consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share of the Company and is exercisable at a price of:

		A.	$2.30 if exercised on or before June 30, 2002;
		B.	$2.80 if exercised after June 30, 2002 and on or before February 28, 2003; and
		C.	$3.30 if exercised after February 28, 2003 but on or before October 31, 2003, on which date the warrant will expire.

9.	Share capital (continued):
	(f)	(continued):

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

	(g)	Stock-based compensation plans:
At July 31, 2003, the Company had six stock-based compensation plans that are described below:
(i)

Under the "1998 US Stock Incentive Plan" the Company may grant options to its employees for up to 300,000 common shares.

Under the "1998 Stock Incentive Plan" the Company may grant options to its employees for up to 600,000 common shares.

9.	Share capital (continued):
	(g)	Stock-based compensation plans (continued):
	(ii)

Under the "2000 US Stock Incentive Plan" the Company may grant options to its employees for up to 200,000 common shares.

Under the "2000 Stock Incentive Plan" the Company may grant options to its employees for up to 800,000 common shares.

	(iii)	Under the "2002 US Stock Incentive Plan" the Company may grant options to its employees for up to 100,000 common shares.
		Under the "2002 Stock Incentive Plan" the Company may grant options to its employees for up to 900,000 common shares.

The options currently outstanding under "1998 US Stock Incentive Plan" and the "2000 and 2002 Stock Incentive Plan" generally vest from two to four years, with the first 20% to 33% vesting at the date of grant and the balance vesting annually at each anniversary date of the grant thereafter. The exercise price of each option is based on the fair value of the common stock at the date of grant. These options have a five year term.

		2003		2002		2001

		Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price

	Outstanding, beginning of year	1,677,250	$ 3.08	1,458,750	$ 3.20	997,625	$ 3.09
	Options granted	778,300	1.42	484,700	2.88	498,600	3.44
	Options exercised	-	-	-	-	(11,500)	(2.00)
	Options forfeited	(741,150)	(2.80)	(266,200)	(3.40)	(25,975)	(2.99)

	Outstanding, end of year	1,714,400	$ 2.54	1,677,250	$ 3.08	1,458,750	$ 3.20

9.	Share capital (continued):
	(g)	Stock-based compensation plans (continued):

			Options outstanding			Options exercisable
		Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

		$0.36 - 2.89	1,053,306	3.61	$ 1.84	662,326	$ 1.75
		$2.90 - 5.63	661,094	2.27	3.64	528,293	3.57

		$0.36 - 5.63	1,714,400	3.09	$ 2.54	1,190,619	$ 2.56

The Company normally issues options to directors at fixed exercise prices. 75,000 options issued to directors and outstanding as at July 31, 2003 (2002 - 120,000) vest immediately, but if not exercised each year, there is an annual 20% increase in the exercise price until the options expire. For accounting purposes these options are considered to be variable in nature and compensation expense is recorded to the extent of increases in the market value of the underlying common shares as compared to the exercise price at each reporting period.

Where options issued after January 18, 2001 have an exercise price in a currency that is not either the (a) functional currency of the Company, or (b) the currency in which the employee is paid, the options are to be accounted for as variable plan options and compensation expense will be recorded equal to changes in the market value of the underlying common shares at each reporting period. During the year ended July 31, 2003 and 2002, the Company granted options in U.S. dollars when the functional currency of the Company is the Canadian dollar. Most employees of the Company are paid in either Canadian dollars or British pounds sterling. Accordingly, these employee options are considered to be variable options.

The compensation expense (recovery) for these variable options for the year ended July 31, 2003 is nil [2002 - ($3,190); 2001 - $3,190]. In addition, compensation expense is recognized to the extent that options are granted having an exercise price less than the market price of the underlying common stock on the date of grant.

	(h)	Warrants:

As at July 31, 2003, warrants outstanding were exercisable for 32,154,507 (2002 - 2,030,317) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $0.10 to $2.80 per share and expire on various dates until July 24, 2008.

		The exercise price of warrants issued were not less than the market price of the Company's common shares at the date of issuance.

10.	Financial instruments:
	(a)	Fair value of financial instruments:

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities, promissory notes payable and convertible debentures approximate their fair values due to being in a ready cash form or the short-term maturity of these instruments.

	(b)	Credit risk:

The majority of the Company's activities are concentrated in the automotive industry and sales are primarily to a few major customers (note 15). To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses based on a risk assessment of its customers.

	(c)	Foreign currency risk:

The Company operates internationally which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. To July 31, 2003, the Company has not entered into derivatives or other hedging instruments to mitigate its foreign exchange risk.

11.	Related party transactions:

During the year ended July 31, 2003, the Company paid $271,921 (2002 - $115,900) for consulting services and financing fees on the private sales of its common stock and issued 621,143 share purchase warrants at exercise prices ranging from $0.10 to $0.70 for financing services to a company in which a former director (resigned in March, 2003) of the Company had significant influence. These options expired unexercised 30 days after the former director ceased to be a director of the Company.

12.	Income taxes:
	(a)	Effective tax rate:
		The effective income tax rates differ from the Canadian statutory rates for the following reasons:

			2003	2002	2001

		Canadian statutory tax rate	38.5%	41.7%	45.6%

		Computed tax expense	$(3,817,132)	$(2,847,766)	$(2,511,200)
		Foreign losses tax affected at lower rates	192,027	128,066	260,118
		Reduction in effective tax rates	-	483,059	1,600,378
		Permanent and other differences	387,870	975,676	115,318
		Change in valuation allowance	3,237,235	1,260,965	535,386

			$-	$-	$-

	(b)	Deferred tax assets and liabilities:

			2003	2002	2001

		Deferred tax assets:
		Fixed and other assets, accounting
		depreciation in excess of tax	$861,607	$519,987	$328,787
		Loss carryforwards	14,148,423	11,472,671	10,137,211
		Scientific research and development
		expenses	359,733	319,525	352,985
		Share issue costs	373,523	192,718	218,050
		Others	-	1,150	208,053

		Total gross deferred tax assets	15,743,286	12,506,051	11,245,086
		Valuation allowance	(15,743,286)	(12,506,051)	(11,245,086)

		Net deferred tax assets	$-	$-	$-

In assessing the realizability of future tax assets, Management considers whether it is more likely than not that some portion or all of the future tax assets will be realized. The ultimate realization of the future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

12.	Income taxes (continued):
	(b)	Deferred tax assets and liabilities (continued):

For Canadian tax purposes, the Company has approximately $27,200,000 of non-capital losses for income tax purposes available at July 31, 2003 to reduce taxable income of future years. These losses will expire as follows:

	2004	$2,600,000
	2005	3,000,000
	2006	7,200,000
	2007	200,000
	2008	4,100,000
	2009	5,200,000
	2010	4,900,000

		$27,200,000

	Additionally, for Canadian tax purposes, the Company has scientific research and development expenditures of $1,010,000 available to reduce future taxable income indefinitely.

For United States tax purposes, the Company has approximately $5,700,000 of net operating losses for income tax purposes available at July 31, 2003 to reduce taxable income of future years. These losses will expire as follows:

	2012	$100,000
	2013	1,000,000
	2019	1,800,000
	2020	1,300,000
	2021	400,000
	2022	800,000
	2023	300,000

		$5,700,000

For United Kingdom tax purposes, the Company has approximately $8,600,000 of non-capital losses for income tax purposes available at July 31, 2003 to reduce taxable income of future years. These losses may be carried forward indefinitely.

13.	Earnings (loss) per share:
The weighted average number of shares outstanding used in the computation of earnings (loss) per share were as follows:

2003	2002	2001

Weighted-average shares used in computation
of basic earnings (loss) per share	26,771,427	16,743,977	14,296,240

Weighted average shares from assumed
conversion of dilutive warrants and options	-	-	-

Fully diluted weighted average number
of common shares	26,771,427	16,743,977	14,296,240

14.	Commitments and contingencies:
(a)	The Company is committed to the following payments under operating leases, and service agreements for premises and certain equipment and consultants:

2004	$1,371,320
2005	344,569
2006	142,200
2007	123,803
2008	123,803

(b)	Cash and short-term investments are used to secure credit card advances in the amount of $25,000 (2002 - $40,777).
(c)	Included in accounts payable is $250,000 payable within the next four months to a supplier for non-recoverable engineering fees.

14.	Commitments and contingencies (continued):
	(d)	Product warranties:

The Company provides for estimated warranty costs at the time of product sale. Warranty expense accruals are based on best estimate with reference to historical claims experience. As warranty estimates are based on forecasts, actual claim costs may differ from amounts provided. An analysis of changes in liability for product warranties follows:

		Balance, August 1, 2001		$6,522

		Provision increase		3,284
		Expenditures		(692)

		Balance, July 31, 2002		9,114

		Provision increase		29,946
		Expenditures		(18,622)

		Balance, July 31, 2003		$20,438

15.	Segmented information:

The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

	Revenue from external customers:

		Revenue from external customers

		2003	2002	2001

	United States	$509,228	$524,516	$581,514
	United Kingdom	261,905	266,638	198,097
	Italy	391,169	12,629	-
	China	243,866	-	-
	Other	396,428	208,561	-

		$1,802,596	$1,012,344	$779,611

	73% of the Company's fixed assets are in Canada and 27% are in Europe.

15.	Segmented information (continued):
	Major customers, representing 10% or more of total sales, include:

		2003	2002	2001

	Customer A	$-	$27,995	$143,788
	Customer B	44,910	36,003	246,803
	Customer C	127,413	143,487	126,742
	Customer D	109,270	187,314	-
	Customer E	391,169	-	-

16.	Subsequent events:
	(a)			Subsequent to the year end, the Company registered 2,000,000 and 8,000,000 common shares for its "2003 US Stock Incentive Plan" and "2003 Non U.S. Stock Incentive Plan" respectively.
	(b)

Subsequent to the year end, the Company issued 200,000 common shares with a fair market value of $0.17 per share and 300,000 share purchase warrants with an exercise price of $0.17 per share for services received. The Company also issued 2,564,075 common shares to convert $333,775 of debt and interest.

Exhibit
Number Description

3.1 Certificate of Incorporation of TTC/Truck Tech Corp. dated September 8, 1987 (1)

3.2 Memorandum and Articles of TTC/Truck Tech Corp. (1)

3.3 Memorandum of TTC/Truck Tech Corp. dated September 2, 1987 (1)

3.4 Altered Memorandum of TTC/Truck Tech Corp. dated October 25, 1991 (1)

3.5 Certificate of Change of Name from TTC/Truck Tech Corp. to UniComm Signal Inc. dated April 13, 1994.(1)

3.6 Certificate of Change of Name from UniComm Signal Inc. to SmarTire Systems Inc. dated December 24, 1997.(1)

3.7 Special Resolution and Altered Memorandum of UniComm Signal Inc. dated October 28, 1994.(1)

3.8 Special Resolution and Altered Memorandum of UniComm Signal Inc. dated January 17, 1997.(1)

3.9 Special Resolution and Altered Memorandum of SmarTire Systems Inc. dated November 17, 1995.(1)

3.10 Special Resolution and Altered Memorandum of SmarTire Systems Inc. dated January 16,

1998.(1)

3.11 Special Resolution and Altered Memorandum of SmarTire Systems Inc. dated December 5, 2000.(4)

3.12 Substituted Articles of SmarTire Systems Inc. adopted December 5, 2000.(4)

3.13. Articles of Continuance, dated January 29, 2003 and effective February 6, 2003.(10)

3.14 By-Law No. 1, dated February 6, 2003.(10)

10.1 Product Licensing Agreement dated May 5, 1998 between our Company and Advantage Enterprises Inc.(2)(3)

10.3 Management Agreement between our Company and Shawn Lammers dated as of August 1, 1999.(3)

10.4 Management Agreement between our Company and Robert Rudman dated as of August 1, 1999.(3)

10.5 Management Agreement between SmarTire Europe Limited and Ian Bateman dated as of December 9, 1999.(3)

10.6 ASIS Development / Purchase Agreement dated as of December 13, 1999 between our Company and SensoNor ASA.(3)(2)

10.7 License Agreement dated September 20, 1999 between our Company and Transense Technologies plc.(3)(2)

10.8 Management agreement between our Company and Erwin Bartz dated as of January 3, 2001.(5)

10.9 License agreement dated August 31, 2001 between our Company and TRW Inc.(6)(2)

10.10 License agreement dated August 31, 2001 between TRW Inc. and our Company.(6)(2)

10.11 Form of private placement subscription agreement between our Company and purchasers of securities in our Company's private placement completed in January 2002.(7)

10.12 Advisory fee payment and subscription agreement between our Company and West Sussex Trading, Inc. dated January 17, 2002 related to partial consideration paid under our Company's private placement completed in January 2002.(7)

10.13 Advisory fee payment and subscription agreement between our Company and Seraph Capital AG dated February 12, 2002 related to partial consideration paid under our Company's private placement completed in January 2002.(7)

10.14 Private placement subscription agreement between our Company and West LB Panmure Limited dated March 21, 2002 related to our Company's March 2002 private placement.(7)

10.15 Advisory fee payment and subscription agreement between our Company and Seraph Capital AG dated March 26, 2002 related to partial consideration paid under our Company's March 2002 private placement.(7)

10.16 Management agreement between our Company and Al Kozak dated as of May 1, 2002.(12)

10.17 Memorandum of understanding between our Company and Visteon.(12)

10.18 Form of securities purchase agreement between our Company and purchasers of the 10% convertible redeemable promissory notes due December 20, 2002.(12)

10.19 Form of 10% convertible redeemable promissory note due December 20, 2002.(12)

10.20 Advisory agreement between our Company and West Sussex Trading Inc. dated September 4, 2002 related to consideration payable under our Company's private placement of the 10% convertible redeemable promissory notes due December 20, 2002.(12)

10.21 Advisory agreement between our Company and Impact Capital Limited dated October 25, 2002.(8)

10.22 Management agreement between our Company and Jeff Finkelstein dated as of October 25, 2002.(8)

10.23 Supply agreement between our Company and Pirelli Pneumatici dated September 24, 2002. (Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Request for Confidential Treatment filed under 17 C.F.R. subsection 200.80(b)(4) and 240.24b-2.).(8)

10.24 Security Agreement between our Company and Cornell Capital Partners, L.P., dated as of November 21, 2002.(9)

10.25 Restated Securities Purchase Agreement between our Company and Cornell Capital Partners, L.P., dated as of November 21, 2002.(9)

56

10.26 Escrow Agreement between our Company, Wachovia Bank N.A. and Cornell Capital Partners, L.P., dated as of November 21, 2002.(9)

10.27 Investor Registration Rights Agreement between our Company and Cornell Capital Partners, L.P., dated as of November 21, 2002.(9)

10.28 Secured Convertible Debenture issued by our Company to Cornell Capital Partners, L.P., dated as of November 21, 2002.(9)

10.29 Equity Line of Credit Agreement between our Company and Cornell Capital Partners, L.P., dated as of November 21, 2002.(9)

10.30 Placement Agent Agreement between our Company, Cornell Capital Partners, L.P., and Aegis Capital Corp., dated as of November 21,2002.(9)

10.31 Escrow Agreement between our Company, Cornell Capital Partners, L.P., Butter Gonzalez LLP and Wachovia Bank, N.A., dated as of November 21, 2002.(9)

10.32 Registration Rights Agreement between our Company and Cornell Capital Partners, L.P., dated as of November 21, 2002.(9)

10.33 Collaborative Agreement between our Company and Visteon Corporation, dated December 9, 2002.(9)

10.34 Manufacturing, Co-Marketing and Development Agreement, dated February 6, 2003, between SmarTire Systems Inc. and Hyundai Autonet Co. Ltd.(11)

10.35 Settlement Agreement, dated as of March 3, 2003, between SmarTire Systems Inc. and TRW Automotive U.S. LLC.(10)

10.36 Extension and Settlement Agreement dated March 10, 2003, between SmarTire Systems Inc. and TRW Automotive U.S. LLC.(10)

10.37 Equity Line of Credit Agreement between our Company and Cornell Capital Partners, L.P., dated as of February 19, 2003.(9)

10.38 Placement Agent Agreement between our Company, Cornell Capital Partners, L.P., and Aegis Capital Corp., dated as of February 19, 2003.(9)

10.39 Escrow Agreement between our Company, Cornell Capital Partners, L.P., Butter Gonzalez LLP and Wachovia Bank, N.A., dated as of February 19, 2003.(9)

10.40 Registration Rights Agreement between our Company and Cornell Capital Partners, L.P., dated as of February 19, 2003.(9)

10.41 Secured Short-Term Promissory Note dated April 23, 2003, issued to Cornell Capital Partners, L.P.(11)

10.42 Security Agreement dated April 23, 2003 between our Company and Cornell Capital Partners, L.P.(11)

10.43 Engagement Letter, dated October 25, 2002 with Impact Capital Partners Limited.(12)

10.44 Engagement Letter, dated March 14, 2003 with Dunwoody Brokerage Services, Inc. and Jenkins Capital Management, LLC.(12)

10.45 Letter agreement among SmarTire Systems Inc., Dunwoody Brokerage Services, Inc. and Jenkins Capital Management, LLC terminating the Engagement Letter among the parties dated March 14, 2003.(12)

10.46 Engagement Letter between our Company and HPC Capital Management, dated March 19, 2003.(12)

10.47 Securities Purchase Agreement, dated May 15, 2003, among SmarTire Systems Inc. and Palisades Master Fund, L.P., Alpha Capital AG, Crescent International Ltd., and Goldplate Investment Partners.(12)

10.48 Registration Rights Agreement, dated May 15, 2003, among SmarTire Systems Inc. and Palisades Master Fund, L.P., Alpha Capital AG, Crescent International Ltd., and Goldplate Investment Partners.(12)

10.49 Escrow Agreement, dated May 15, 2003, among SmarTire Systems Inc. and Palisades Master Fund, L.P., Alpha Capital AG, Crescent International Ltd., Goldplate Investment Partners and Feldman Weinstein, LLP, as escrow agent.(12)

10.50 Form of 7% Convertible Debenture.(12)

10.51 Form of Stock Purchase Warrant.(12)

10.52 Warrant Certificate dated May 16, 2003 registered in the name of Dunwoody Brokerage Services, Inc.(12)

10.53 Stock Purchase Warrant dated May 16, 2003 registered in the name of HPC Capital Management.(12)

10.54 Placement Fee Payment and Subscription Agreement, dated May 27, 2003, with Impact Capital Partners Limited.(12)

10.55 Form of Stock Purchase Warrant for Impact Capital Partners Limited.(12)

10.56 Second Extension and Settlement Agreement, dated May 15, 2003, with TRW Automotive U.S. LLC.(12)

10.57 Memorandum of Agreement with SensoNor, ASA May 7, 2003.(12)

10.58 Securities Purchase Agreement, dated as of July 17, 2003, among SmarTire Systems Inc. and Palisades Master Fund, L.P., Alpha Capital AG, Crescent International Ltd., and Goldplate Investment Partners.(13)

10.59 Registration Rights Agreement, dated as of July 17, 2003, among SmarTire Systems Inc. and Palisades Master Fund, L.P., Alpha Capital AG, Crescent International Ltd., and Goldplate Investment Partners.(13)

10.60 Escrow Agreement, dated as of July 17, 2003, among SmarTire Systems Inc. and Palisades Master Fund, L.P., Alpha Capital AG, Crescent International Ltd., Goldplate Investment Partners and Feldman Weinstein, LLP, as escrow agent.(13)

10.61 Form of 8% Convertible Debenture.(13)

10.63 Form of Stock Purchase Warrant.(13)

10.64 Stock Purchase Warrant, dated as of July 17, 2003, registered in the name of HPC Capital Management.(13)

10.65 Common Stock Purchase Agreement, dated as of July 23, 2003, between SmarTire Systems Inc. and Talisman Management Limited.(13)

10.66 Registration Rights Agreement, dated as of July 23, 2003, between SmarTire Systems Inc. and Talisman Management Limited.(13)

10.67 Escrow Agreement, dated as of July 23, 2003, among SmarTire Systems Inc., Talisman Management Limited and Feldman Weinstein, LLP, as escrow agent.(13)

10.68 Stock Purchase Warrant, dated as of July 23, 2003, registered in the name of Talisman Management Limited.(13)

10.69 Stock Purchase Warrant, dated as of July 23, 2003, registered in the name of HPC Capital Management.(13)

10.70 Advisory fee payment and subscription agreement between our Company and West Sussex Trading, Inc. dated July 25, 2003.(13)

10.71 Direction and Assignment Agreement among our Company, West Sussex Trading, Inc. and Lawrence Becerra dated July 25, 2003.(13)

10.72 Form of Direction and Assignment Agreement among our Company, West Sussex Trading, Inc. and each of William A. Page and John Finbury, dated July 25, 2003.(13)

10.73 Form of Direction and Assignment Agreement among our Company, West Sussex Trading, Inc. and each of Lawrence Becerra, William A. Page and Kapplan Properties Ltd., dated May 7, 2003.(13)

10.74 Direction and Assignment Agreement among our Company, West Sussex Trading, Inc. and John Finbury dated May 7, 2003.(13)

10.75 Form of Direction and Assignment Agreement among our Company, West Sussex Trading, Inc. and each of Lawrence Becerra, William A. Page and Kapplan Properties Ltd., dated January 10, 2003.(13)

10.76 Direction and Assignment Agreement among our Company, West Sussex Trading, Inc. and John Finbury, dated as of January 10, 2003.(13)

10.77 Management Agreement between our Company and John Taylor-Wilson, dated as of August 1, 2003.(13)

10.78 Engagement Letter between our Company and HPC Capital Management, dated August 12, 2003.(13)

10.79 Financial Consulting Agreement between our Company and Epoch Financial Group, Inc., dated August 15, 2003.(13)

10.80 Stock Purchase Warrant, dated August 15, 2003, registered in the name of Epoch Financial Group, Inc.(13)

10.81 Agreement in Principle between our Company and Beijing Boom Technology Limited dated September 8, 2003.(14) (Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Request for Confidential Treatment filed under 17 C.F.R. subsection 200.80(b)(4) and 240.24b-2.)

14.1 Code of Business Conduct and Ethics Compliance Program**

21.1 SmarTire Technologies Inc.

21.2 SmarTire USA Inc.

21.3 SmarTire Europe Limited

23.2 Consent of KPMG LLP**

31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

** Filed herewith.

*** Furnished herewith.

(1) Incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on August 18, 1998.

(2) Portions of the Exhibit have been omitted pursuant to an order granting confidential treatment under the Securities Exchange Act of 1934.

(3) Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities and Exchange Commission on March 16, 2000.

(4) Incorporated by reference to SmarTire Systems Inc.'s definitive Proxy Statement and Information Circular on Schedule 14A filed with the Securities and Exchange Commission on October 31, 2000.

(5) Incorporated by reference to SmarTire Systems Inc.'s Form 10-KSB filed with the Securities and Exchange Commission on October 26, 2001.

(6) Incorporated by reference to SmarTire Systems Inc.'s Form 10-KSB/A filed with the Securities and Exchange Commission on August 19, 2002.

(7) Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities and Exchange Commission on June 14, 2002.

(8) Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2002.

(9) Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities and Exchange Commission on January 23, 2003.

(10) Incorporated by reference to Post-Effective Amendment No. 1 to SmarTire Systems Inc.'s Form SB-2 filed with the Securities and Exchange Commission on March 14, 2003.

(11) Incorporated by reference to Post-Effective Amendment No. 3 to SmarTire Systems Inc.'s Form SB-2 filed with the Securities and Exchange Commission on May 2, 2003.

(12) Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities and Exchange Commission on June 4, 2003.

(13) Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities and Exchange Commission on August 18, 2003.

(14) Incorporated by reference to SmarTire Systems Inc.'s Form 8-K filed with the Securities and Exchange Commission on September 10, 2003.