Form 10QSB
period 2003-10-31
SMARTIRE SYSTEMS INC
filed 2003-12-12
CIK 1057293

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2003.

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares outstanding of our company's common stock at November 30, 2003 was 76,771,768.

Transitional Small Business Disclosure Format (check one): [ ] Yes [ X ] No

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS -
OCTOBER 31, 2003 (UNAUDITED) AND JULY 31, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) - THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS - THREE MONTHS ENDED OCTOBER 31, 2003 (UNAUDITED) AND YEAR ENED JULY 31, 2003

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - THREE MONTHS ENDED OCTOBER 31, 2003 AND OCTOBER 31, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - THREE MONTHS ENDED OCTOBER 31, 2003 AND OCTOBER 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATION.

ITEM 3. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PRCEEDINGS

ITEM 2. CHANGES IN SECURITIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN "RISK FACTORS" IN THIS FORM 10-KSB. THE COMPANY ASSUMES NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited and SmarTire Technologies Inc. ("we", "us", "our", and "SmarTire") as of October 31, 2003 and for the quarter ended October 31, 2003 and October 31, 2002 are attached hereto.

It is the opinion of management that the interim financial statements for the quarter ended October 31, 2003 includes all adjustments necessary in order to ensure that the financial statements are not misleading.

Consolidated Financial Statements

(Expressed in United States dollars)

in accordance with United States Generally Accepted Accounting Principles

SMARTIRE SYSTEMS INC.

Periods ended October 31, 2003 and 2002

SMARTIRE SYSTEMS INC. Consolidated Balance Sheets (Expressed in United States dollars) October 31, 2003 and July 31, 2003

	October 31, 2003 (Unaudited)	July 31, 2003

Assets

Current assets:
Cash and cash equivalents	$749,304	$1,843,694
Receivables, net of allowance for doubtful accounts
of nil (2002 - nil)	442,816	405,885
Inventory	1,694,085	806,846
Prepaid expenses	313,945	165,792

	3,200,150	3,222,217

Capital assets	634,421	550,458
Deferred financing costs	264,524	183,259
Other assets (note 4)	3,044,655	3,129,658

	$7,143,750	$7,085,592

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$1,527,244	$788,267
Deferred revenue	10,558	10,018

	1,537,802	798,285

Convertible debentures, net of equity portion of $638,999
(2002 - nil) (note 5)	1	3

Stockholders' equity:
Share capital (note 6):
Preferred shares, par value $1,000 Cdn per share:
100,000 shares authorized
Issued and outstanding; none
Common shares, without par value:
200,000,000 shares authorized
69,169,133 shares issued and outstanding at
October 31, 2003 (July 31, 2003 -55,039,065)	50,149,585	48,204,995
Additional paid-in capital	6,969,294	6,681,893
Deferred stock compensation	(19,272)	-
Deficit	(51,294,373)	(48,031,230)
Accumulated other comprehensive loss	(199,287)	(568,354)

	5,605,947	6,287,304

	$7,143,750	$7,085,592

Going concern (note 3)
Subsequent events (note 10)
See accompanying notes to consolidated financial statements.

Approved on behalf of the Board
/s/Robert Rudman	Director	/s/ Bill Cronin	Director
Robert V. Rudman		Bill Cronin

SMARTIRE SYSTEMS INC. Consolidated Statements of Operations (Expressed in United States Dollars) Three Months ended October 31, 2003 and 2002 (Unaudited)

	Three Months Ended
	October 31, 2003	October 31, 2002

Revenue	$427,526	$397,589
Cost of goods sold	370,404	317,745

	57,122	79,844

Expenses:
Depreciation and amortization	314,952	294,431
Engineering, research and development	386,566	262,560
General and administrative	709,847	909,724
Marketing	442,961	520,132

	1,854,326	1,986,847

Loss from operations	(1,797,204)	(1,907,003)

Other earnings (expenses):
Interest income	2,740	1,326
Net interest and financing expenses	(1,430,444)	(190,898)
Foreign exchange gain (loss)	(38,235)	26,202

	(1,465,939)	(163,370)

Loss for the period	$(3,263,143)	$(2,070,373)

Basic and diluted loss per share	$(0.06)	$(0.11)
Weighted average number of common shares:
Basic	59,185,880	18,711,369
Diluted	59,185,880	18,711,369

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in United States dollars)
Three months ended October 31, 2003 (unaudited) and year ended July 31, 2003 (audited)

	Common shares
	Shares	Amount	Additional paid-in capital	Deferred stock compensation	Deficit	Accumulated other comprehensive loss	Stockholders' equity	Comprehensive income (loss)

		$	$	$	$	$	$	$

Balance at July 31, 2002	18,711,369	42,514,482	885,461	(17,005)	(38,116,601)	(977,291)	4,289,046	nil

Issuance of common shares for cash upon private placements, net of issuance costs of $289,172	6,964,286	1,810,828	-	-	-	-	1,810,828	-
Intrinsic value of beneficial conversion feature of convertible debentures plus fair value of warrants issued	-	-	5,157,521	-	-	-	5,157,521	-
Conversion of convertible debenture and accrued interest to common shares net of issuance costs of $628,526	24,381,133	3,024,385	-	-	-	-	3,024,395	-
Exercise of warrants for cash, net of issuance costs of $61,060	3,300,000	298,940	-	-	-	-	298,940	-
Issuance of shares as fees on equity line of credit	478,412	300,000	-	-	-	-	300,000	-
Fair value of agent's warrants issued on private placements and convertible debentures	-	-	502,367	-	-	-	502,367	-
Debt settlement through issuance of common shares	353,865	77,850		-	-	-	77,850	-
Issuance of shares and repricing of warrants to settle a potential claim	850,000	178,500	136,544	-	-	-	315,044	-
Compensation expense	-	-	-	17,005	-	-	17,005	-
Loss for the period	-	-	-	-	(9,914,629)	-	(9,914,629)	(9,914,629)
Translation adjustment	-	-	-	-	-	408,937	408,937	408,937

Balance at July 31, 2003	55,069,065	48,204,995	6,681,893	-	(48,031,230)	(568,354)	6,287,304	(9,505,692)

Exercise of stock options for cash (note 6 (b))	79,400	15,880	-	-	-	-	15,880	-
Conversion of convertible debenture and accrued interest to common shares pro-rated allocation between additional paid-in-capital and common shares net of issuance costs of $116,141 (note 5)	10,366,072	1,234,302	99,209	-	-	-	1,333,511	-
Exercise of warrants for cash, net of issuance costs of $23,311 (note 6(a))	3,484,596	659,608	-	-	-	-	659,608	-
Issuance of shares as fees for services received (note 6 (c))	200,000	34,800	-	-	-	-	234,800	-
Deferred compensation related to stock option plans	-	-	-	(29,200)	-	-	(29,200)	-
Compensation expense	-	-	140,154	9,928	-	-	150,082	-
Loss for the period	-	-	-	-	(3,263,143)	-	(3,263,143)	(3,263,143)
Issuance of warrants for services received (note 6(c))	-	-	48,038	-	-	-	48,038	-
Translation adjustment	-	-	-	-	-	369,067	369,067	369,067

Balance at October 31, 2003 (Unaudited)	69,169,133	50,149,585	6,969,294	(19,272)	(51,294,373)	(199,287)	5,605,947	(2,894,076)

SMARTIRE SYSTEMS INC. Consolidated Statements of Cash Flows (Expressed in United States dollars) (Unaudited) Three months ended October 31, 2003 and 2002

	2003	2002

Cash provided by (used for):

Operating activities:
Loss for the period	$(3,263,143)	$(2,070,373)
Items not affecting cash:
Depreciation and amortization	314,952	294,431
Stock based compensation expense	120,882	-
Non-cash interest and finance charges	1,350,445	112,395
Issuance of shares and warrants for services received	46,810	-
Change in non-cash working capital:
Receivables	(9,603)	(120,264)
Deferred revenue	(124)	-
Inventory	(809,144)	243,124
Prepaid expenses	(133,103)	308,735
Accounts payable and accrued liabilities	666,416	301,614

Net cash used in operating activities	(1,715,612)	(930,338)

Investing activities:
Purchase of capital assets	(85,265)	(17,343)

Net cash used in investing activities	(85,265)	(17,343)

Financing activities:
Cash received on exercise of stock options	15,880	-
Cash received on exercise of warrants (note 6(a))	659,608	-
Net proceeds (expenditures) from convertible debentures	(16,932)	745,248
Deferred financing costs	(45,237)	-
Repayment of promissory note	-	(250,000)

Net cash provided by financing activities	613,319	495,248

Effect of exchange rate differences on cash
and cash equivalents	93,168	(11,855)

Net decrease in cash and cash equivalents	(1,094,390)	(464,288)

Cash and cash equivalents, beginning of period	1,843,694	525,968

Cash and cash equivalents, end of period	$749,304	$61,680

Supplementary information:
Interest and finance charges paid	$4,644	$4,002
Non-cash investing and financing activities:
Conversion of convertible debentures to common shares	1,333,511	-
Financing fees payable on convertible debentures	-	60,000

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months ended October 31, 2003 and 2002

1. Basis of presentation:

These interim consolidated financial statements have been prepared using United States generally accepted accounting principles. The interim financial statements include all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods presented.

The disclosures in these statements do not conform in all respects to the requirements of generally accepted accounting principles for annual financial statements. These statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These statements should be read in conjunction with the significant accounting policies and other information in the Company's most recent annual financial statements which are for the year ended July 31, 2003.

2. Operations

The Company and its subsidiaries develop and market products incorporating wireless data transmission and processing technologies, primarily for the automotive markets. The Company's primary product is a wireless tire monitoring system which it currently markets for use on passenger vehicles and other pneumatic tire applications. All sales of its product are made in this industry segment.

3. Going concern

The Company requires additional financing to fund its operations. The Company has incurred recurring operating losses and has a deficit of $51,294,373. Although the Company has working capital of $1,662,348 as at October 31, 2003, during the three month period ended October 31, 2003, the Company used cash of $1,748,529 in operating activities.

The Company is pursuing various alternatives to meet its intermediate and long-term financial requirements. During fiscal 2003, the Company realized gross proceeds of $8,078,000 from financing activities and arranged a $15 million equity line of credit to fund its operations. In addition, during the quarter ended October 31, 2003, the Company realized gross proceeds of $698,799 from financing activities and subsequent to the end of the quarter ended October 31, 2003, the Company realized additional gross proceeds of $1,324,466 from financing activities to fund its operations. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months ended October 31, 2003 and 2002

4. Other assets:

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

The rights are being amortized over five years on a straight-line basis.

October 31, 2003	Cost	Accumulated amortization	Net book value

OEM - most medium and heavy duty trucks	$1,737,500	$886,393	$851,107
OEM - all other vehicles	3,300,000	1,106,452	2,193,548

	$5,037,500	$1,992,845	$3,044,655

Management believes that the net book value of its other assets of $3,044,655 as at October 31, 2003 is recoverable based on expectations of future cash flows from the Company's future sales of tire monitoring systems. Management's belief is based on an undiscounted cash flow analysis of management's current best estimate of projected annual sales to the passenger vehicle and light truck OEM market plus management's projected sales to the heavy truck OEM market.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months ended October 31, 2003 and 2002

5. Convertible debenture:

	Face value of debt	Debt component	Equity component (additional paid-in capital)

Balance as at July 31, 2003	$1,966,667	$3	$5,326,854

Accretion of deemed debt discount to interest	-	1,350,445	-

Conversion of $1,327,670 of 7% and 8% convertible debentures to common shares	(1,327,668)	(1,350,447)	(116,141)

Balance as at October 31, 2003	$638,999	$1	$5,210,713

Financing costs of $70,123 related to debentures still outstanding are netted against additional paid-in capital.

During the three months ended October 31, 2003, $1,327,670 of principal and $22,015 of interest were converted into common shares resulting in the issuance of 10,366,072 common shares. Interest accretion of $1,350,445 was charged to the statement of operations as interest expense upon conversion of convertible debentures. As at October 31, 2003, $639,000 remained outstanding from the July 16, 2003 convertible debenture.

6. Share capital

(a)

During the quarter ended October 31, 2003, the Company realized gross cash proceeds of $682,919 and net cash proceeds of $659,608 from the exercise of 3,484,596 warrants. On October 27, 2003 the Company offered warrant holders who were issued warrants with an exercise price of $0.2645 on May 15, 2003 in connection with the convertible debenture offering a reduction in their exercise price to $0.20 plus one additional warrant at $0.20 if they exercised their warrants. A total of 3,290,596 warrants were exercised. In addition, the Company granted 194,000 additional warrants exercisable at a price of $0.20 per share for five years to a shareholder who also exercised their warrants. Subsequent to the end of the quarter, the exercise price of the 3,484,596 warrants granted at $0.20 were reduced to $0.1771. (note 10)

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months ended October 31, 2003 and 2002

6. Share capital (continued)

(b)	A summary of stock option transactions and balances during the period ended October 31, 2003 is as follows:
	Options Outstanding	Weighted average exercise price

Balance at July 31, 2003	1,714,400	$2.54
Options granted	8,759,600	0.20
Options exercised	(79,400)	(0.20)
Options forfeited	(19,800)	(3.02)

Balance at October 31, 2003	10,374,800	$0.58

These options have a weighted average remaining life of 4.47 years.

(c)

During the quarter ended October 31, 2003, 200,000 common shares with a fair market value of $0.17 per share and 300,000 share purchase warrants with an exercise price of $0.17 per share were issued for services received.

The fair value of these warrants at the date of grant was estimated at $48,038. The fair value of these warrants was estimated on the date of issuance using the Black-Scholes option valuation model using the following weighted average assumptions: (expected dividend yield 0%, expected stock price volatility 152%; risk free interest rate 3.94%, expected life of warrants 5 years). As these warrants vest after one year, the fair value of these warrants are amortized over the vesting period and charged as an administration expense.

(d)

As at October 31, 2003, warrants outstanding were exercisable for 30,684,507 (July 31, 2003-32,154,507) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $.10 to $3.30 per share that expire on various dates until October 27, 2008.

(e)	Stock-based compensation:

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months ended October 31, 2003 and 2002

6. Share capital (continued)

(e)	Stock-based compensation (continued):

October 31, 2003	October 31, 2002

Net earnings (loss):
As reported	$(3,263,143)	$(2,070,373)
Stock-based compensation expense
recognized using intrinsic value method	120,882	-
Stock-based compensation expense
determined under fair value based
method for all awards	(1,239,597)	(208,129)

Pro forma	$(4,381,858)	$(2,278,502)

Basic and diluted earnings (loss) per share:
As reported	$(0.06)	$(0.11)
Pro forma	(0.07)	(0.12)

The Company recognizes the compensation expense at the date of granting the stock options on a straight-line basis over the vesting period.

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option valuation model with the following range of weighted average assumptions.

October 31, 2003	October 31, 2002

Expected dividend yield	0%	0%
Expected stock price volatility	152%	129%
Risk-free interest rate	3.99%	4.35%
Expected life of options and warrants	5 years	1.67 years

Weighted-average fair values of options granted during the year are as follows:

2003	2002

Options whose exercise price at date of grant:
Equals the market price of stock	$-	$1.16
Exceeds the market price of stock	0.20	1.82
Is less than the market price of stock	-	-

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months ended October 31, 2003 and 2002

6. Share capital (continued)

(e)	Stock-based compensation (continued):

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

7. Related party transactions:

During the three months ended October 31, 2003, the Company incurred expenses of $nil (2002 - $78,057) for consulting services and financing fees on the private sales of its convertible debentures for financing services to a company in which a former director (resigned in March, 2003) of the Company had significant influence.

8. Product warranties:

The Company provides for estimated warranty costs at the time of product sales. Warranty expense accruals are based on best estimate with reference to historical claims experience. As warranty estimates are based on forecasts, actual claim costs may differ from amounts provided. An analysis of changes in liability for product warranties follows:

Balance, August 1, 2002	$9,114

Provision increase	29,946
Expenditures	(18,622)

Balance, July 31, 2003	$20,438

Provision increase	5,174
Expenditures	(1,778)

Balance, October 31, 2003	$23,834

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months ended October 31, 2003 and 2002

9. Segmented information:

The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

Revenue from external customers

	Three months ended
	October 31, 2003	October 31, 2002

China	$188,523	$-
United States	82,163	138,452
Korea	58,800	-
United Kingdom	58,389	44,440
Italy	-	111,953
Other	39,651	102,744

	$427,526	$397,589

As at October 31, 2003, 75% (July 31, 2003-73%) of the Company's fixed assets were in Canada and 25% (July 31, 2003-27%) were in Europe.

Major customers, representing 10% or more of total sales, include:
	Three months ended
	October 31, 2003	October 31, 2002

Customer A	$176,986	$-
Customer B	58,800	-
Customer C	-	111,953
Customer D	-	44,910

10. Subsequent events:

On November 6, 2003 the Company offered warrant holders who were issued warrants with an exercise price of $0.2645 on May 15, 2003 in connection with the convertible debenture a reduction in their exercise price to $0.1771 plus one additional warrant at $0.1771 if they exercised their warrants. A total of 7,478,635 warrants were exercised for gross proceeds of $1,324,466 and net proceeds of $1,271,488.

In addition, the Company paid $75,355 to Palisades Master Fund as an early participation bonus, being an amount equal to the difference between the aggregate exercise price that Palisades Master Fund paid upon the exercise of 3,290,596 outstanding warrants at $0.20 per share and the aggregate exercise price that Palisades Master Fund would have paid if it had the benefit of the reduced exercise price of $0.1771 per share. This bonus was accrued and accounted for as an interest and financing expense during the quarter ended October 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the quarter ended October 31, 2003 and 2002 should be read in conjunction with our most recent audited annual financial statements for the financial year ended July 31, 2003, the unaudited interim financial statements attached hereto, and, in each case, the notes thereto.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We carry on business directly and through our three wholly-owned subsidiaries: SmarTire USA Inc., SmarTire Europe Limited and SmarTire Technologies Inc. SmarTire Technologies Inc., formerly Delta Transportation Products Ltd., was incorporated under the laws of British Columbia on August 27, 1987, and is the original developer of our patented technology. We were continued (reincorporated) under the laws of the Yukon Territory, Canada, to become a Yukon corporation effective February 6, 2003.

We are engaged in developing and marketing technically advanced tire monitoring systems designed for improved vehicle safety, performance, reliability and fuel efficiency. We currently earn revenues primarily from the sale of tire pressure monitoring systems (TPMS) for passenger cars. We are focused on developing and marketing technically advanced tire pressure monitoring systems (TPMS) for the transportation and automotive industries.

Our products are subject to regulation by the government agencies responsible for radio frequencies in each country that our tire pressure monitoring systems (TPMS) will be sold. For example, in the United States approval must be received from the Federal Communications Commission for each product. Some countries require additional governmental approvals in certain circumstances. For example, in the United Kingdom, all electronic equipment to be installed in emergency and police vehicles must be approved by the Vehicle Installation Development Group, a governmental body. And, as a practical matter, certain non-governmental approvals may be necessary for market acceptance of our products in certain countries. For example, the approval of TÜV (an independent testing company) is considered necessary to market our tire pressure monitoring systems (TPMS) in Germany.

We believe that we have all of the necessary governmental approvals for our current tire pressure monitoring systems (TPMS) in our intended market countries. As each new tire pressure monitoring system (TPMS) is introduced to the market, we intend to apply for the necessary approvals.

During our fiscal year ended July 31, 2001, the United States Government enacted the Transportation Recall Enhancement, Accountability, and Documentation Act of 2000, commonly known as the TREAD Act. The TREAD Act was implemented to address perceived safety concerns resulting from poor tire maintenance, tread separation and tire blowouts. The TREAD Act, among other things, requires that the National Highway Traffic Safety Administration, commonly referred to by its acronym, NHTSA, develop rules and regulations which require all new passenger cars, light trucks and multipurpose passenger vans sold after November 1, 2003 to have tire pressure monitoring systems (TPMS) installed as standard equipment. The TREAD Act requires that tire pressure monitoring systems (TPMS) must be capable of warning drivers if a tire is significantly under-inflated. The mandated rules and regulations were scheduled to be finalized in November 2001 for implementation in 2003.

In July 2001, the National Highway Traffic Safety Administration (NHTSA) published and circulated a Notice of Proposed Rule Making which included provisions related to the tire monitoring requirements of the TREAD Act. The Notice of Proposed Rule Making outlined the parameters of systems that the National Highway Traffic Safety Administration (NHTSA) would consider compliant with the legislation and the proposed periods for complying with the regulations. Two forms of tire monitoring technologies were to be considered:

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

2) Indirect tire monitoring technologies typically work with the vehicle's anti-lock brake system. Most indirect tire pressure monitoring systems (TPMS) compare each wheel's rotational speed with the rotational speed of other wheels. If one tire becomes significantly under-inflated while the others remain at proper pressure, the indirect system eventually detects the problem because that wheel's rotational speed is on average slightly higher than that of other wheels.

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

On May 31, 2002, the National Highway Traffic Safety Administration (NHTSA) issued part one of a two-part final rule. Part one established a new Federal Motor Vehicle Safety Standard that requires that tire pressure monitoring systems (TPMS) be installed in passenger vehicles and light trucks to warn the driver when a tire is below specified pressure levels. During the first year of the implementation schedule, beginning November 1, 2003, at least 10% of each auto manufacturer's total production must be equipped with tire pressure monitoring systems (TPMS). This requirement increases to 35% during the second year, 65% by the third and 100% after October 31, 2006.

Part one of the National Highway Traffic Safety Administration's (NHTSA) final rule contemplated two compliance options during the period from November 1, 2003 to October 31, 2006. Under the first compliance option, a vehicle's tire pressure monitoring system (TPMS) must alert the driver if one or more tires, up to four tires, is 25% or more under-inflated. Under the second compliance option, a vehicle's tire pressure monitoring system (TPMS) must alert the driver if any of the vehicle's tires is 30% or more under-inflated. The second compliance option was adopted by National Highway Traffic Safety Administration (NHTSA) because indirect tire pressure monitoring systems (TPMS) are currently not capable of meeting the stricter four-tire, 25% requirement under the first compliance option, and it was deemed appropriate to permit manufacturers to continue to use current indirect tire pressure monitoring systems (TPMS) while they work to improve those systems.

At the time that it issued the first part of its final rule, the National Highway Traffic Safety Administration (NHTSA) announced that it would be closely monitoring the performance of indirect measurement tire pressure monitoring systems (TPMS) under the second compliance option. We initially expected that the National Highway Traffic Safety Administration (NHTSA) would issue the second part of its final rule on or before March 1, 2005, and that it would, at that time, announce whether indirect tire pressure monitoring systems (TPMS) based on anti-lock brake systems would be a permissible compliance option under the TREAD Act after October 31, 2006. However, due to the recent Court of Appeals ruling discussed below, we no longer hold these expectations as to the timing and content of the second part of the final rule.

Three not-for-profit advocacy organizations, Public Citizen, Inc., New York Public Interest Research Group and The Center for Auto Safety subsequently filed a petition in United States Court of Appeals for the Second Circuit seeking review of the National Highway Traffic Safety Administration's

(NHTSA) final rule. The Secretary of Transportation was named as the respondent in the matter, and Alliance of Automobile Manufacturers was an intervenor. On August 6, 2003, the United States Court of Appeals, Second Circuit, granted the petition for review, vacated the National Highway Traffic Safety Administration's (NHTSA) final rule, and remanded the matter to the National Highway Traffic Safety Administration (NHTSA) for further rulemaking proceedings in a manner consistent with the court decision.

The court stated that the National Highway Traffic Safety Administration (NHTSA) decision to adopt the second compliance option was both contrary to law and arbitrary, but that the adoption of the first compliance option was appropriate. In coming to this conclusion, the court found that, according to the rule-making record, the one-tire, 30 percent under-inflation standard contemplated by the second compliance option would allow automakers to install indirect tire pressure monitoring systems (TPMS) that fail to warn drivers in approximately half of the instances in which tires are significantly under-inflated, and that the four-tire, 25 percent under-inflation standard contemplated by the first compliance option would prevent more injuries, save more lives and be more cost-effective.

We anticipate that the National Highway Traffic Safety Administration (NHTSA), in reformulating its final rule, will leave intact the four-tire, 25 percent under-inflation standard as well as the three-year implementation schedule mandated under the original rule. Our direct measurement tire pressure monitoring systems (TPMS) meet this higher standard. Accordingly, we believe that the Court of Appeal decision will create additional opportunities to market our products to original equipment manufacturers, which are commonly referred to as OEMs, in the automobile industry. In addition, although the TREAD Act only applies to passenger automobiles, we believe that other motor vehicles, including medium and heavy trucks, buses and motorcycles will be impacted by this legislation in subsequent years. We also believe that compliance with the TREAD Act by European, Japanese, Chinese and other automakers will accelerate the adoption of tire pressure monitoring systems (TPMS) globally.

It is difficult to predict the magnitude of the expected sales increase or the exact timing of the increase since our products will continue to face competition from other tire pressure monitoring systems (TPMS) manufactured by our competitors, and the timing of additional legislative initiatives on tire safety, if any, in the United States and abroad remains uncertain. Our management expects that, as tire pressure monitoring systems (TPMS) become standard equipment for new passenger vehicles, demand for tire pressure monitoring systems (TPMS) as dealer installed options and aftermarket products will gradually decline.

Our current strategy involves generating short-term revenue from products available to meet today's demand for dealer-installed options and aftermarket tire pressure monitoring systems (TPMS) combined with the pursuit of OEM business. However, the pursuit of large OEM contracts will involve challenges for management, including overcoming existing relationships that certain of our competitors currently enjoy with automakers.

We introduced our motorcycle tire pressure monitoring system (TPMS) for sale into the aftermarket in September 2002. We are in the final stages of development of a second generation motorcycle tire pressure monitoring system (TPMS), and have recently introduced a low pressure tire monitoring system (TPMS) for the recreational vehicle market and a high pressure monitoring system (TPMS) for the off-the-road (OTR) vehicle market. We are also continuing development of future tire monitoring technologies, including development of concepts and prototypes for the OEM market and tire companies. In addition, we have continued to make progress on the development of transmitters that do not require batteries, and high pressure tire monitoring systems (TPMS) for the non-off-the-road commercial market and recreational vehicle market.

In February 2003, we signed a manufacturing, co-marketing and development agreement with Hyundai Autonet Company, Ltd., an established Korean automotive electronics supplier. Under this agreement, Hyundai Autonet and we will co-develop, manufacture and distribute tire monitoring products to Hyundai Autonet original equipment vehicle manufacturers and the automotive aftermarket in Korea. The agreement provides for the payment to us by Hyundai Autonet of a total of $300,000 in fees, to cover the cost to develop a receiver and transmitter that can be used in the Korean and Japanese markets. Initial payments totaling $165,000 were made by Hyundai Autonet upon execution of our agreement, and the balance of $135,000 is payable upon the attainment of certain milestones including the completion of validation testing of these products and the launch of these products in South Korea. We expect to receive an ongoing revenue stream through the sales of proprietary components to Hyundai Autonet beginning in early 2004.

On September 8, 2003, we entered into an agreement in principle appointing Beijing Boom Technology Co. Ltd. as the Master Distributor of our tire pressure monitoring systems (TPMS) in mainland China. The agreement in principle led to a formal Master Distributor Agreement between us and Beijing Boom Technology dated October 17, 2003, which provides for an initial two year term ending on October 9, 2005 and automatic renewal for successive one-year terms subject to termination by either party on giving 90 days' advance notice in writing. Beijing Boom Technology has agreed to purchase over $1.5 million in aftermarket passenger car tire pressure monitoring systems (TPMS) at fixed intervals during the first year of the agreement. Beijing Boom Technology must submit purchase orders to us for these products in accordance with a fixed delivery schedule covering the first year of the agreement, and must pay for each shipment before the products are shipped until March, 2004. Beijing Boom Technology may return products to us, but any products which are returned without our prior written consent are subject to a charge equal to 50% of the invoiced value of such products.

In order to maintain its status as our Master Distributor in China, Beijing Boom Technology must also purchase approximately $3.9 million in additional aftermarket passenger car tire pressure monitoring systems (TPMS) during the second year of the agreement. Beijing Boom Technology must also establish a network of certified dealers in at least eleven specified provinces or municipalities of mainland China by December 31, 2003, and in all provinces of China by May 1, 2004. Subject to Beijing Boom Technology meeting these milestones, we have agreed not to appoint any other master distributor for mainland China during the next two years.

On September 12, 2003 we entered into a development agreement with Vansco Ltd. This agreement provides for the merging of Vansco's vehicle communication expertise with SmarTire's proven radio frequency (RF) technology to create a high sensitivity, weatherproof, controller area network (CAN), chassis-mounted receiver. The controller area network (CAN) is the most widely used communication standard in vehicles today, allowing for multiplexing, receiving and transmitting of signals from various sources. When controller area network (CAN) technology is combined with our high pressure sensors, we anticipate that this joint development effort will result in a new tire pressure monitoring system (TPMS) targeted directly at OEMs of commercial trucks, buses, agricultural, construction and recreational vehicles. If our joint development objectives with Vansco are achieved, we plan to launch the new tire pressure monitoring system (TPMS) during the first calendar quarter of 2004. Pursuant to our agreement with Vansco, Vansco will market the product directly to its customers in the agricultural vehicle sector and on a case-by-case basis to the commercial truck, bus and construction industries. We will market the jointly developed product to the OEM commercial truck and recreational vehicle markets.

On October 10, 2003 we entered into a Co-Marketing and Development agreement with Haldex Brake Products Ltd., and a related Supply Agreement with Haldex. Under the terms of this agreement, we will engage in a joint development program to integrate our tire pressure monitoring systems (TPMS) with Haldex's brake systems, with the view to creating commercial high pressure tire pressure monitoring systems (TPMS) for marketing and resale by Haldex. We anticipate that any new products that result from our collaboration with Haldex will be targeted at both OEM and aftermarket applications for trucks and trailers. Once development is complete, we plan to execute on the Supply Agreement with Haldex.

RESULTS OF OPERATIONS

Quarter ended October 31, 2003 and October 31, 2002

Revenue

Gross revenue for the quarter ended October 31, 2003 increased to $427,526 from $397,589 for the quarter ended October 31, 2002. The breakdown of the sources of our gross revenue is as follows:

  Sales of aftermarket passenger car systems decreased to $276,164 for the quarter ended October 31, 2003 from $300,719 for the quarter ended October 31, 2002.
  Sales of OEM passenger car systems decreased to $36,648 for the quarter ended October 31, 2003 from $40,803 for the quarter ended October 31, 2002.

  Sales of aftermarket recreational low pressure vehicle systems were $10,337 for the quarter ended October 31, 2003. The "RoadVoice" and "TrailerVoice", which represent the first tire monitoring systems targeted specifically at the recreational vehicle, towed vehicle and trailer markets was introduced in the quarter ended October 31, 2003.
  Sales of OEM recreational low pressure vehicle systems were $10,682 for the quarter ended October 31, 2003. This system was introduced in the quarter ended October 31, 2003.
  Sales of off-the-road (OTR) tire monitoring systems were $1,088 for the quarter ended October 31, 2003 compared to $11,328 for the quarter ended October 30, 2002. Our off-the-road (OTR) tire pressure monitoring system (TPMS) utilizes a high-pressure transmitter and is designed primarily for off-the-road (OTR) heavy industrial applications and commercial applications. The system may potentially be used not only on large mining trucks, but also heavy mobile equipment (such as tractors, wheeled loaders, graders and the like). Sales of our off-the-road (OTR) tire monitoring systems to date have been limited to those systems which are designed for use on large mining trucks. We have currently suspended work on off-the-road (OTR) tire pressure monitoring systems (TPMS) for large mining trucks, but are continuing with development and testing work on off-the-road (OTR) tire pressure monitoring systems (TPMS) designed for the heavy mobile equipment sector.
  Revenue of $58,800 was recorded for engineering changes to modify our products pursuant to the Hyundai Autonet agreement for the quarter ended October 31, 2003 compared to $nil for the quarter ended October 31, 2002. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved.
  Sales of the motorsport tire pressure monitoring system (TPMS) decreased to $nil for the quarter ended October 31, 2003 from $44,739 for the quarter ended October 31, 2002. We do not anticipate further sales of our motorsport tire pressure monitoring system (TPMS) as our exclusive motorsport distributor, Pi Research of Cambridge, England, now manufactures and markets their own system. Accordingly, we have discontinued production of our motorsport tire pressure monitoring system (TPMS).
  Sales of miscellaneous products were $33,807 for the quarter ended October 31, 2003 compared to $nil for the quarter ended October 31, 2002.

The decrease in sales of our aftermarket passenger car tire pressure monitoring system (TPMS) is not indicative of a falling demand for such systems, but is due to the fact that we experienced delays in procuring certain components required in the manufacture of our aftermarket passenger car tire pressure monitoring systems (TPMS). As at October 31, 2003, customer demand had exceeded our production of aftermarket passenger car tire pressure monitoring systems (TPMS), and we currently have a backlog of sales orders. In addition, we have shifted the majority of our production to Hyundai Autonet. Hyundai Autonet's tire pressure monitoring system (TPMS) assembly line is currently being finalized, and production of our aftermarket tire pressure monitoring systems (TPMS) by Hyundai Autonet is expected to commence during our second quarter. We expect that shifting the majority of our production to Hyundai Autonet will allow us to not only meet the current and anticipated demand for our products, but also to increase our gross margins.

Our recreational low pressure vehicle and off-the-road (OTR) high pressure tire monitoring systems (TPMS) have only recently been developed, and their potential contribution to our revenue will depend largely on market demand and acceptance for such products.

The miscellaneous products that accounted for $33,807 of our revenue during the quarter ended October 31, 2003 consisted primarily of dataloggers, which are used to facilitate testing by our OEM customers.

Gross Margin

Gross margin on product sales decreased to 13% for the quarter ended October 31, 2003 from 20% for the quarter ended October 31, 2002. The decrease occurred as the product mix of systems sold in the quarter ended October 31, 2003 had lower gross margins than the product mix of systems sold in the quarter ended October 31, 2002.

Expenses

Expenses decreased to $1,854,326 for the quarter ended October 31, 2003 from $1,986,847 for the quarter ended October 31, 2002, as decreases in marketing and general and administration expenses were partially offset by higher engineering, research and development expenses and depreciation and amortization expenses.

Engineering, research and development expenses increased to $386,566 for the quarter ended October 31, 2003 from $262,560 for the quarter ended October 31, 2002. The increase was primarily attributed to higher prototype development costs and an increase in the number of engineering employees. The expenses were incurred to advance the development of our second generation motorcycle product, and our commercial, recreational and off-the-road (OTR) products.

Marketing expenses decreased to $442,961 for the quarter ended October 31, 2003 from $520,132 for the quarter ended October 31, 2002. The decrease was mainly a result of lower tradeshow expenditures. Trade show expenses in the quarter ended October 31, 2002 included the cost of attending the Automechanika show, which is held in Europe every two years. The decrease was partially offset by higher marketing-related wages, which increased as a result of the recruitment of a V.P. of Sales and Marketing and a compensation charge during the quarter ended October 31, 2003. The compensation charge was recorded as we recognize compensation expense as the majority of our employee stock options are accounted for as variable awards as the employee stock options are granted in US dollars, yet the majority of our employees are paid in Canadian dollars and Pounds Sterling. The quarter ended October 31, 2002 also included expenses of $130,000 in connection with the termination of a management agreement; 50% of this amount or $65,000 was booked as marketing expenses and 50% was booked as general and administrative expenses.

General and administrative expenses decreased to $709,847 for the quarter ended October 31, 2003 from $909,724 for the quarter ended October 31, 2002. The decrease was primarily attributed to lower investor relation costs and lower administration wages. Investor relation costs decreased as for the quarter ended October 31, 2002, there was an expense of a non-refundable deposit on a public relations program that did not proceed and the expense of a non-refundable retainer paid to a financial advisory firm. Administrative wages decreased as there were less administrative employees during the quarter ended October 31, 2003 and as explained above, our general and administrative expenses for the quarter ended October 31, 2002 include $65,000 that was incurred in connection with the termination of a management contract. The decrease was partially offset by an increase in insurance costs.

Depreciation and amortization expense increased to $314,952 for the quarter ended October 31, 2003 from $294,431 for the quarter ended October 31, 2002.

Interest and finance charges increased to $1,430,444 for the quarter ended October 31, 2003 from $190,898 for the quarter ended October 31, 2002. The charges for the quarter ended October 31, 2003 included $1,350,445 in interest and finance charges on our 7% and 8% convertible debentures, plus an accrual for a payment in November 2003 of $75,355 to Palisades Master Fund, L.P. as an early participation bonus. As discussed below under the heading "Liquidity and Capital Resources," on October 27, 2003, in order to encourage early exercise of certain outstanding warrants by Palisades Master Fund and three additional warrant holders, we offered to reduce the exercise price of the warrants from $0.2645 per share to $0.20 per share. Palisades Master Fund elected to accept our offer, but on November 6, 2003, in order to encourage early exercise of the warrants by the remaining three warrant holders, we offered to reduce the exercise price of the remaining 7,478,635 warrants from $0.2645 per share to $0.1771 per share. As a result, we agreed to pay the $75,355 early participation bonus to Palisades Master Fund, being an amount equal to the difference between the aggregate exercise price that Palisades Master Fund paid upon the exercise of 3,290,596 outstanding warrants at $0.20 per share and the aggregate exercise price that

Palisades Master Fund would have paid if it had the benefit of the reduced exercise price of $0.1771 per share.

Interest and finance charges for the quarter ended October 31, 2002 included $149,171 in interest and finance charges on our 10% redeemable convertible notes issued during the quarter ended October 31, 2002, and $33,527 in interest on a promissory note created as part of the consideration for restructuring our strategic relationship with TRW Inc.

Interest Income

Interest income of $2,740 was earned for the quarter ended October 31, 2003 as compared to $1,326 for the quarter ended October 31, 2002 and was the result of higher average cash balances during the quarter ended October 31, 2003.

Foreign exchange gain

A foreign exchange loss of $38,235 was incurred for the quarter ended October 31, 2003 as compared to a gain of $26,202 for the quarter ended October 31, 2002. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict. However, we believe that the gain and loss described above is indicative of the magnitude of gain or loss we expect each quarter.

LIQUIDITY AND CAPITAL RESOURCES

Current Position

We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since inception. As at October 31, 2003, we had an accumulated deficit of $51,294,373. Our net loss for the quarter ended October 31, 2003 was $3,263,143 compared to $2,070,373 for the quarter ended October 31, 2002. As of October 31, 2003, our stockholders' equity was $5,605,947 and we had working capital of $1,662,348.

Our cash position at October 31, 2003 was $749,304 as compared to $1,843,694 at July 31, 2003. This decrease was due to the net cash used in operations partially offset by financing and investing activities, each as described below.

Our net loss of $3,263,143 for the quarter ended October 31, 2003 includes non-cash charges of $314,952 for depreciation and amortization, $120,882 for compensation expense, $1,350,445 for finance and interest expense and $46,810 for shares and warrants issued for services received. Decreases in non-cash working capital during this period amounted to $285,558. Non-cash working capital changes included decreases in receivables, deferred revenue, inventory and prepaid expenses and an increase in accounts payable and accrued liabilities.

During the quarter ended October 31, 2003, we realized aggregate gross cash proceeds of $682,919 from the exercise of warrants and $15,880 from the exercise of employee stock options as follows:

  On October 27, 2003, in order to encourage early exercise of a total of 10,769,231 warrants issued to the purchasers of our 7% convertible debentures, we offered to reduce the exercise price of the warrants from $0.2645 per share to $0.20 per share. The offer was open for acceptance by the warrant holders until November 4, 2003. In consideration of the warrant holders' agreement to immediately exercise their respective warrants, we offered to issue to the participating warrant holders one additional warrant for each warrant that was exercised. One of the warrant holders, Palisades Master Fund, L.P. accepted our offer and exercised a total of 3,290,596 outstanding warrants at the reduced exercise price of $0.20 per share. On October 27, 2003, we issued a total of 3,290,596 five-year warrants to Palisades Master Fund, exercisable at an exercise price of $0.20 per share, resulting in gross proceeds of $658,119. The additional warrants were to be exercisable for a period of five years at an exercise price of $0.20 per share.

  On October 27, 2003, our investment banker, HPC Capital Management, also agreed to immediately exercise 194,000 outstanding common stock purchase warrants dated May 16, 2003, in consideration of receiving one additional five-year warrant with an exercise price of $0.20 per share for each warrant so exercised. Of the 194,000 warrants exercised by HPC Capital Management under this arrangement, 180,000 were exercised at an exercise price of US$0.13 per share and 14,000 were exercised at an exercise price of US$0.10 per share, resulting in gross proceeds of $24,800.
  On November 6, 2003, in order to encourage early exercise of the warrants by the remaining three warrant holders, we offered to reduce the exercise price of the remaining 7,478,635 warrants from $0.2645 per share to $0.1771 per share. The offer was open for acceptance by the warrant holders until November 19, 2003. In consideration of the warrant holders' agreement to immediately exercise their respective warrants, we offered to issue to the participating warrant holders one additional warrant for each warrant that is exercised. The additional warrants are exercisable for a period of five years at an exercise price of $0.1771 per share.
  On November 10, 2003, all of the remaining warrant holders, Crescent International Ltd., Alpha Capital AG and Goldplate Investment Partners, accepted our offer and exercised a total of 7,478,635 outstanding warrants at the reduced exercise price of $0.1771 per share.
  On October 14, 2003 an employee exercised 79,400 employee stock options at $0.20 per stock option.

The net proceeds realized by us from these transactions will be used for working capital. In addition, we have applied $100,000 of the net proceeds to make the final two payments to SensoNor asa under our Memorandum of Agreement with SensoNor dated May 7, 2003, each in the amount of $50,000 and payable on, respectively, November 1, 2003 and December 1, 2003.

During the quarter ended October 31, 2003, we also purchased certain capital assets at an aggregate cost of $85,265. The majority of these capital assets were sent to Hyundai Autonet in Korea to facilitate production of our aftermarket tire pressure monitoring systems (TPMS) for passenger cars.

On July 23, 2003, we entered into a common stock purchase agreement with Talisman Management in connection with our 36-month, $15,000,000 equity line of credit facility. We may, in our discretion, draw down amounts under the facility from time to time, subject to various conditions and certain limitations. We are currently not in a position to draw down any amounts under the facility, as we have not met all of the conditions for a draw down, including the requirement that the resale of the underlying common stock issuable to Talisman Management under the facility be registered pursuant to an effective registration statement under the Securities Act of 1933. During the quarter ended October 31, 2003, we paid $32,917 to prepare the registration statement related to the $15,000,000 equity line of credit facility. These costs were recorded as deferred financing costs.

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

We have issued to Talisman Management under the equity line of credit, as a commitment fee, a warrant to purchase up to 1,000,000 shares of our common stock, exercisable until July 23, 2006 at an exercise price of $0.1955 per share. We have also issued, as a placement fee, a warrant to purchase up to 250,000 shares of our common stock at a price of $0.1955 per share exercisable for a period of three years. Additional placement and escrow fees are payable in respect of each draw down, and we have agreed to reimburse the sum of $17,500 to Talisman Management for legal, escrow and due diligence fees and expenses incurred by Talisman Management in connection with the equity line of credit facility.

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

At the time we entered into our common stock purchase agreement with Talisman Management, there was a possibility that we would not have sufficient authorized common stock to fully draw down the equity line of credit facility. For example, if the volume weighted average price of our common stock is $0.171 per share, 100,000,000 shares of authorized common stock would have to be available to us to fully utilize the $15.0 million available under the equity line of credit. We are authorized under our Articles of Continuance to issue no more than 200 million shares of common stock, of which 69,169,133 shares were outstanding as of October 31, 2003 and 57,718,018 unissued but authorized shares of common stock are reserved for issuance under the terms of our outstanding convertible debentures, warrants and stock options. Accordingly, we would need to authorize at least 26,887,151 additional shares of common stock to fully utilize the equity line of credit, assuming that we sell shares to Talisman Management at $0.15 per share (after taking into account the 12% discount that Talisman Management is entitled to receive under the common stock purchase agreement).

At our annual and special annual meeting on December 11, 2003, we obtained the approval of our stockholders to increase our authorized capital to 300,000,000 shares of common stock. We expect that Articles of Amendment will be filed with the Yukon Registrar of Corporations on December 12, 2003, for the purpose of giving effect to this increase in our authorized capital. Sections 180 and 181 of the Business Corporations Act (Yukon Territory) provide, respectively, that: (a) on receipt of any Articles of Amendment, the Registrar of Corporations shall issue a Certificate of Amendment; and (b) an amendment to the Articles becomes effective on the date shown in the Certificate of Amendment, and the Articles are amended accordingly.

Once the increase in our authorized capital becomes effective, we should have sufficient authorized common stock to fully draw down the equity line of credit facility. However, any additional shares that may become issuable to Talisman Management in connection with the equity line beyond any shares of common stock that we register for resale under a registration statement under the Securities Act of 1933 will not be covered by such registration statement, and would have to be registered on a new registration statement.

If the equity line of credit facility will not be accessible to us, when needed, we anticipate that we will require between $4.3 million and $5.5 million in financing through July 31, 2004 in order to continue in business as a going concern, the availability of which is uncertain.

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

We plan to raise any additional capital required to meet the balance of our estimated funding requirements for the next nine months, primarily through the private placement of our securities (including shares of our common stock that are reserved for issuance upon the exercise of our outstanding warrants). We are presently working with HPC Capital Management on a plan to meet our financial capital requirements. HPC Capital Management, a broker dealer registered pursuant to section 15 of the Securities Exchange Act of 1934, has been instrumental in facilitating the recent private placements of our 7% and 8% convertible debentures and conversion of warrants, for aggregate gross proceeds of $6,400,000, as well as the $15,000,000 equity line of credit with Talisman Management.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue for the foreseeable future. Our management projects that we will require an additional $4.3-$5.5 million to fund our ongoing operating expenses and working capital requirements through July 31, 2004, broken down as follows:

Estimated Funding Required Through July 31, 2004
Cash deficiency from operations	$2,900,000-$3,200,000
Capital Expenditures	$300,000-$400,000
Working capital	$1,100,000-$1,900,000

Total	$4,300,000 - $5,500,000

Our budgeted capital expenditures include approximately $300,000 that we have budgeted to purchase tooling, production and testing equipment to be used by Hyundai Autonet to manufacture our tire pressure monitoring systems (TPMS) under our contract manufacturing services agreement with Hyundai Autonet dated October 1, 2003.

Our working capital requirements are impacted by our inventory requirements. Therefore, any increase in sales of our products will be accompanied not only by an increase in revenues, but also by an increase in our working capital requirements. Since our inventory needs will be dictated in part by market acceptance of our new products, which is extremely difficult to predict, our budgeted working capital requirements range from $1,100,000 to $1,900,000. Our new products, the market acceptance of which will impact on our inventory needs - and therefore will impact on our working capital requirements - include the following:

  Our motorcycle tire pressure monitoring system (TPMS) was introduced for sale into the aftermarket in September 2002. We are currently finalizing the development of our second generation of motorcycle tire pressure monitoring system (TPMS) and expect to release it before the first quarter of calendar 2004.
  In the quarter ended October, 2003, we introduced low pressure tire monitoring systems (TPMS) for the recreational vehicle market. Marketed as "RoadVoiceTM" and "TrailerVoiceTM", they represent the first tire monitoring systems targeted specifically at the recreational vehicle, towed vehicle and trailer markets.

We are currently field testing a commercial vehicle tire pressure monitoring system (TPMS) that utilizes a high-pressure transmitter that can also be used in recreational vehicle and motorhome applications, as well as in off-the-road (OTR) heavy industrial applications and commercial applications. We are also continuing development of future tire monitoring technologies, including development of concepts and prototypes for the OEM market and tire companies. In addition, we have continued to make progress on the development of transmitters that do not require batteries, and high pressure tire monitoring systems (TPMS) for the non-off-the-road (OTR) commercial market and recreational vehicle market.

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

Going Concern

We require additional financing to fund our operations. We have incurred recurring operating losses and has a deficit of $51,294,373 and working capital of $1,662,348 as at October 31, 2003. During the quarter ended October 31, 2003, we used $1,748,529 cash in operating activities and $85,265 to purchase capital assets. Accordingly, during the quarter ended October 31, 2003, we raised gross cash proceeds from the exercise of warrants of $682,919 and subsequent to October 31, 2003 $1,324,466 to fund our operations.

We are taking the steps necessary to be able to draw down amounts under the $15.0 million equity line, which, as discussed elsewhere in this quarterly report, is subject to various conditions and limitations. We are also pursuing various financing alternatives to meet our intermediate and long-term financial requirements in conjunction with our investment bankers, HPC Capital Management. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Our consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, our consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Revenue Recognition

We recognize revenue when there is persuasive evidence of an arrangement, goods are shipped and title passes, collection is probable, and the fee is fixed or determinable. Customer acceptance is used as the criterion for revenue recognition when the product sold does not have an established sales history to allow management to reasonably estimate returns and future provisions. Provisions are established for estimated product returns and warranty costs at the time the revenue is recognized. We record deferred revenue when cash is received in advance of the revenue recognition criteria being met. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved. Engineering services revenue for the quarter ended October 31, 2003 were $58,800 (quarter ended 2002 - nil).

Other Assets

Other assets are recorded at cost and are being amortized over five years on a straight line basis. Other assets are comprised of licenses to manufacture and sell tire pressure monitoring systems (TPMS) to the original equipment manufacturers. On an ongoing basis, management assesses whether the expected net recoverable amount of the licenses exceeds the book value of the licenses. The net recoverable amount is determined on a projected cash flow basis, discounted at an appropriate rate. In making our cash flow estimates, we consider recent market trends and transactions, as well as reasonable estimates of future events based on current economic characteristics. Although we expect to generate cash flow from sales to the original equipment manufacturer market place, it is possible that we will not generate cash flow from sales to the original equipment manufacturer marketplace in excess of net book value, or that we will generate cash flow from sales to the original equipment manufacturer market in future years after the other assets have been fully amortized.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this quarterly report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

The following changes in our securities occurred during the three months ended October 31, 2003:

On November 10, 2003, in consideration for their agreement to immediately exercise a total of 7,478,635 outstanding warrants at a reduced exercise price of $0.1771 per share, we issued to three of the four purchasers of our 7% convertible debentures, a total of 7,478,635 additional warrants exercisable for a period of five years at an exercise price of $0.1771 per share. The outstanding warrants that were exercised were originally issued with an exercise price of $0.2645 per share. We issued a total of 7,478,635 shares of our common stock upon the exercise of the outstanding warrants for gross proceeds of $1,324,466, and the 7,478,635 additional warrants, pursuant to Rule 506 and/or section 4(2) of the Securities Act of 1933. Each of the purchasers represented that they are an "accredited investor" as defined in Rule 501 of the Securities Act of 1933.

On October 27, 2003, in consideration for its agreement to immediately exercise a total of 3,290,596 outstanding warrants at a reduced exercise price of $0.20 per share, we issued to one of the four purchasers of the 7% convertible debentures, Palisades Master Fund, a total of 3,290,596 additional warrants exercisable for a period of five years at an exercise price of $0.20 per share. The outstanding warrants that were exercised were originally issued with an exercise price of $0.2645 per share. We issued a total of 3,290,596 shares of our common stock upon the exercise of the outstanding warrants for gross proceeds of $658,119, and the 3,290,596 additional warrants, pursuant to Rule 506 and/or section 4(2) of the Securities Act of 1933. The purchaser represented that it is an "accredited investor" as defined in Rule 501 of the Securities Act of 1933. In light of the reduced exercise price of the additional warrants issued to the other three warrant holders, we subsequently agreed to reduce the exercise price of the 3,290,596 additional warrants issued to Palisades Master Fund, and the exercise price of 194,000 warrants previously issued to HPC Capital Management, from $0.20 to $0.1771 per share. All other terms of the warrants, including their expiry date, remain the same. In addition, we paid $75,354.65 to Palisades Master Fund as an early participation bonus, being an amount equal to the difference between the aggregate exercise price that Palisades Master Fund paid upon the exercise of its 3,290,596 outstanding warrants at $0.20 per share and the aggregate exercise price that Palisades Master Fund would have paid if it had had the benefit of the reduced exercise price of $0.1771 per share.

On October 27, 2003, in consideration of its agreement to immediately exercise a total of 194,000 outstanding warrants, we issued to HPC Capital Management, a broker dealer registered pursuant to section 15 of the Securities Exchange Act of 1934, a total of 194,000 additional warrants, exercisable for a period of five years at an exercise price of $0.20 per share. We issued these warrants pursuant to Rule 506 and/or section 4(2) of the Securities Act of 1933. HPC Capital Management represented that it is an "accredited investor" as defined in Rule 501 of the Securities Act of 1933.

By conversion notice dated October 21, 2003, a holder of 8% convertible debentures elected to convert $75,000 of principal and $1,600 in accrued interest outstanding under the convertible debentures. In response, we issued 585,525 shares of our common stock to the debenture holder in reliance on section 3(a)(9) of the Securities Act of 1933.

By conversion notice dated October 10, 2003, a holder of 7% convertible debentures elected to convert $66,667 of principal and $1,503 in accrued interest outstanding under the convertible debentures. In response, we issued 522,626 shares of our common stock to the debenture holder in reliance on section 3(a)(9) of the Securities Act of 1933.

By conversion notice dated October 9, 2003, a holder of 8% convertible debentures elected to convert $300,000 of principal and $5,333 in accrued interest outstanding under the convertible debentures. In response, we issued 2,343,858 shares of our common stock to the debenture holder in reliance on section 3(a)(9) of the Securities Act of 1933.

By conversion notice dated October 6, 2003, a holder of 8% convertible debentures elected to convert $156,000 of principal and $2,808 in accrued interest outstanding under the convertible debentures. In response, we issued 1,219,366 shares of our common stock to the debenture holder in reliance on section 3(a)(9) of the Securities Act of 1933.

By conversion notice dated October 3, 2003, a holder of 7% convertible debentures elected to convert $100,000 of principal and $2,119 in accrued interest outstanding under the convertible debentures. In response, we issued 784,164 shares of our common stock to the debenture holder in reliance on section 3(a)(9) of the Securities Act of 1933

By conversion notice dated October 1, 2003, a holder of 8% convertible debentures elected to convert $200,000 of principal and $3,778 in accrued interest outstanding under the convertible debentures. In response, we issued 1,562,763 shares of our common stock to the debenture holder in reliance on section 3(a)(9) of the Securities Act of 1933.

By conversion notice dated September 24, 2003, a holder of 8% convertible debentures elected to convert $100,000 of principal and $2,061 in accrued interest outstanding under the convertible debentures. In response, we issued 783,930 shares of our common stock to the debenture holder in reliance on section 3(a)(9) of the Securities Act of 1933.

By conversion notice dated September 10, 2003, a holder of 7% convertible debentures elected to convert $130,000 of principal and $1,560 in accrued interest outstanding under the convertible debentures. In response, we issued 1,010,612 shares of our common stock to the debenture holder in reliance on section 3(a)(9) of the Securities Act of 1933.

By conversion notices dated September 9, 2003 and September 10, 2003, a holder of 7% convertible debentures elected to convert $70,000 and $50,000 of principal and $840 and $611 in accrued interest outstanding under the convertible debentures. In response, we issued 932,769 shares of our common stock to the debenture holder in reliance on section 3(a)(9) of the Securities Act of 1933.

By conversion notice dated August 27, 2003, a holder of 7% convertible debentures elected to convert $80,000 of principal and $764 in accrued interest outstanding under the convertible debentures. In response, we issued 620,694 shares of our common stock to the debenture holder in reliance on section 3(a)(9) of the Securities Act of 1933.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
Number Description

10.1 Management Agreement between the Company and John Taylor-Wilson, dated as of August 1, 2003(1)

10.2 Engagement Letter between the Company and HPC Capital Management, dated August 12, 2003(1)

10.3 Financial Consulting Agreement between SmarTire Systems Inc. and Epoch Financial Group, Inc., dated August 15, 2003(1)

10.4 Stock Purchase Warrant, dated August 15, 2003, registered in the name of Epoch Financial Group, Inc.(1)

10.5 Agreement in Principle between SmarTire Systems Inc. and Beijing Boom Technology Limited dated September 8, 2003(2)

10.6 Master Distribution Agreement between SmarTire Systems Inc. and Beijing Boom Technology Co. Ltd. dated October 17, 2003.(3) (Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Request for Confidential Treatment filed under 17 C.F.R. sections 200.80(b)(4) and 240.24b-2.)

10.7 Contract Manufacturing Services Agreement between SmarTire Systems Inc. and Hyundai Autonet Company, Ltd. dated October 17, 2003.(4) (Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Request for Confidential Treatment filed under 17 C.F.R. sections 200.80(b)(4) and 240.24b-2.)

10.8 Letter Agreement dated October 27, 2003 between SmarTire Systems Inc. and HPC Capital Management (5)

10.9 Stock Purchase Warrant, dated October 27, 2003, registered in the name of HPC Capital Management. (5)

10.10 Letter Agreement dated October 27, 2003 between SmarTire Systems Inc. and Palisades Master Fund, L.P. (5)

10.11 Stock Purchase Warrant, dated October 27, 2003, registered in the name of Palisades Master Fund, L.P. (5)

10.12 Letter Agreement dated November 6, 2003 between SmarTire Systems Inc. and Crescent International Ltd.(6)

10.13 Stock Purchase Warrant, dated November 10, 2003, registered in the name of Crescent International Ltd. (6)

10.14 Letter Agreement dated November 6, 2003 between SmarTire Systems Inc. and Alpha Capital AG(6)

10.15 Stock Purchase Warrant, November 10, 2003, registered in the name of Alpha Capital AG(6)

10.16 Letter Agreement dated November 6, 2003 between SmarTire Systems Inc. and Goldplate Investment Partners(6)

10.17 Stock Purchase Warrant, dated November 10, 2003, registered in the name of Goldplate Investment Partners(6)

10.18 Amending Letter Agreement dated November 10, 2003 between SmarTire Systems Inc. and HPC Capital Management(6)

10.19 Amended Stock Purchase Warrant, dated as of October 27, 2003, registered in the name of HPC Capital Management(6)

10.20 Amending Letter Agreement dated November 10, 2003 between SmarTire Systems Inc. and Palisades Master Fund, L.P. (6)

10.21 Amended Stock Purchase Warrant, dated as of October 27, 2003, registered in the name of Palisades Master Fund, L.P.(6)

10.22 Development Agreement dated September 12, 2003 between SmarTire Systems Inc. and Vansco Ltd.**

10.23 Co-Marketing and Development Agreement dated October 10, 2003 between Haldex Brake Products Ltd. and SmarTire Systems Inc.**

10.24 Supply Agreement dated October 10, 2003 between SmarTire Systems Inc. and Haldex Brake Products Ltd.**

31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

** Filed herewith.
*** Furnished herewith.

(1) Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities and Exchange Commission on August 18, 2003.

(2) Incorporated by reference to SmarTire Systems Inc.'s Form 8-K filed with the Securities and Exchange Commission on September 10, 2003.

(3) Incorporated by reference to SmarTire Systems Inc.'s Form 8-K filed with the Securities and Exchange Commission on October 23, 2003.

(4) Incorporated by reference to SmarTire Systems Inc.'s Form 8-K filed with the Securities and Exchange Commission on October 24, 2003.

(5) Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on November 4, 2003.

(6) Incorporated by reference to SmarTire Systems Inc.'s Form 8-K filed with the Securities and Exchange Commission on November 13, 2003.

(b) Reports on form 8-K.

On August 6, 2003 we filed an Amended Current Report on Form 8-K/A relating to a news release dated July 28, 2003 announcing new financing arrangements.

On September 10, 2003 we filed a Current Report on Form 8-K relating to a news release dated September 10, 2003 announcing that we signed an agreement in principle appointing Beijing Boom Technology Co. Ltd. as the Master Distributor of our tire pressure monitoring systems (TPMS) in mainland China.

On October 22, 2003 we filed a Current Report on Form 8-K relating to a news release dated October 20, 2003 announcing our Manufacturing Agreement with Hyundai Autonet Company, Ltd.

On October 23, 2003 we filed a Current Report on Form 8-K relating to our news release dated October 22, 2003 announcing that we finalized the agreement appointing Beijing Boom Technology Co. Ltd. as the Master Distributor of our tire pressure monitoring systems (TPMS) in mainland China.

On October 24, 2003 we filed a Current Report on Form 8-K relating to our Manufacturing Agreement with Hyundai Autonet Company, Ltd.

SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTIRE SYSTEMS INC.

/s/ Robert Rudman
Robert V. Rudman
Director, President and Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date: December 12, 2003

/s/ Jeff Finkelstein
Jeff Finkelstein
Chief Financial Officer

(On behalf of the Registrant and as Principal Financial Officer)

Date: December 12, 2003