Form 10QSB
period 2004-01-31
SMARTIRE SYSTEMS INC
filed 2004-03-12
CIK 1057293

______________________________________________________________________________________________________

U.S. Securities and Exchange Commission

Washington, D.C. 20549
__________________________

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2004.

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-29248
____________________________________

SMARTIRE SYSTEMS INC.

(Name of small business issuer in its charter)

_________________________

Yukon Territory, Canada (State or other jurisdiction of incorporation or organization)	n/a (I.R.S. Employer Identification No.)
#150 - 13151 Vanier Place Richmond, British Columbia, Canada V6V 2J1 (Address of principal executive offices) (Zip Code)
604-276-9884 (Issuer's telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares outstanding of our company's common stock at February 29, 2004 was 79,158,109.

Transitional Small Business Disclosure Format (check one): [ ] Yes [ X ] No

______________________________________________________________________________________________________________________

INDEX
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS - JANUARY 31, 2004 (UNAUDITED) AND JULY 31, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) - THREE AND SIX MONTHS ENDED JANUARY 31, 2004 AND JANUARY 31, 2003

Consolidated statements of stockholders' equity and comprehensive loss - SIX months ENDED January 31, 2004 (unaudited) and YEAR ENDED July 31, 2003

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - SIX MONTHS ENDED January 31, 2004 AND January 31, 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - SIX MONTHS ENDED January 31, 2004 AND January 31, 2003

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	CHANGES IN SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

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

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited and SmarTire Technologies Inc. ("we", "us", "our", and "SmarTire") as of January 31, 2004 and for the three and six months ended January 31, 2004 and January 31, 2003 are attached hereto.

It is the opinion of management that the interim financial statements for the three and six months ended January 31, 2004 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Consolidated Financial Statements

(Expressed in United States dollars)

in accordance with United States Generally Accepted Accounting Principles

SMARTIRE SYSTEMS INC.

Periods ended January 31, 2004 and 2003

SMARTIRE SYSTEMS INC. Consolidated Balance Sheets (Expressed in United States dollars) January 31, 2004 and July 31, 2003

	January 31, 2004 (Unaudited)	July 31, 2003

Assets

Current assets:
Cash and cash equivalents	$1,367,190	$1,843,694
Receivables, net of allowance for doubtful accounts
of nil (2003 - nil)	506,993	405,885
Inventory	2,611,489	806,846
Prepaid expenses	222,334	165,792

	4,708,006	3,222,217

Capital assets	727,038	550,458

Deferred financing costs (note 8)	1,240,677	183,259

Other assets (note 5)	2,736,648	3,129,658

	$9,412,369	$7,085,592

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$844,207	$788,267
Deferred revenue	11,342	10,018

	855,549	798,285

Convertible debentures, net of equity portion of $2,457,023
(2003 - $1,996,664) (note 6)	1,079,166	3

Stockholders' equity:
Share capital (note 7):
Preferred shares, par value $1,000 Cdn per share:
100,000 shares authorized
Issued and outstanding; none
Common shares, without par value:
300,000,000 shares authorized (July 31, 2003 - 200,000,000)
78,346,064 shares issued and outstanding at
January 31, 2004 (July 31, 2003 -55,039,065)	53,188,932	48,204,995
Additional paid-in capital	7,756,794	6,681,893
Deficit	(53,199,552)	(48,031,230)
Accumulated other comprehensive loss	(268,520)	(568,354)

	7,477,654	6,287,304

	$9,412,369	$7,085,592

Going concern (note 3)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board
/s/ Robert V. Rudman Robert V. Rudman	Director	/s/ Bill Cronin Bill Cronin	Director

SMARTIRE SYSTEMS INC. Consolidated Statements of Operations (Expressed in United States Dollars) (Unaudited)

	Three Months Ended		Six Months Ended
	January 31, 2004	January 31, 2003	January 31, 2004	January 31, 2003

Revenue	$430,191	146,762	$857,717	$544,351

Cost of goods sold	376,746	130,660	747,150	448,405

	53,445	16,102	110,567	95,946

Expenses:
Depreciation and amortization	359,538	292,819	674,490	587,250
Engineering, research and	360,353	260,519	746,919	523,079
development
General and administrative	571,159	705,638	1,281,006	1,615,362
Marketing	418,363	303,093	861,324	823,225

	1,709,413	1,562,069	3,563,739	3,548,916

Loss from operations	(1,655,968)	(1,545,967)	(3,453,172)	(3,452,970)

Other earnings (expenses):
Interest income	1,827	336	4,567	1,662
Net interest and financing	(315,609)	(620,884)	(1,746,053)	(811,782)
expenses
Foreign exchange gain	64,571	36,643	26,336	62,845

	(249,211)	(583,905)	(1,715,150)	(747,275)

Loss for the period	$(1,905,179)	$(2,129,872)	$(5,168,322)	$(4,200,245)

Basic and diluted loss per share	$(0.02)	$(0.10)	$(0.08)	$(0.21)

Weighted average number of common shares used in the computation of basic and diluted loss per share
	76,501,711	21,928,214	67,843,796	20,319,792

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in United States dollars)
Six months ended January 31, 2004 (unaudited) and year ended July 31, 2003 (audited)

	Common shares
	Shares	Amount	Additional paid-in capital	Deferred stock compensation	Deficit	Accumulated other comprehensive loss	Stockholders' equity	Comprehensive income (loss)

		$	$	$	$	$	$	$

Balance at July 31, 2002	18,711,369	42,514,482	885,461	(17,005)	(38,116,601)	(977,291)	4,289,046	nil

Issuance of common shares for cash upon private placements, net of issuance costs of $289,172	6,964,286	1,810,828	-	-	-	-	1,810,828	-
Intrinsic value of beneficial conversion feature of convertible debentures plus fair value of warrants issued	-	-	5,157,521	-	-	-	5,157,521	-
Conversion of convertible debenture and accrued interest to common shares net of issuance costs of $628,526	24,381,133	3,024,395	-	-	-	-	3,024,395	-
Exercise of warrants for cash, net of issuance costs of $61,060	3,300,000	298,940	-	-	-	-	298,940	-
Issuance of shares as fees on equity line of credit	478,412	300,000	-	-	-	-	300,000	-
Fair value of agent's warrants issued on private placements and convertible debentures	-	-	502,367	-	-	-	502,367	-
Debt settlement through issuance of common shares	353,865	77,850	-	-	-	-	77,850	-
Issuance of shares and repricing of warrants to settle a potential claim	850,000	178,500	136,544	-	-	-	315,044	-
Compensation expense	-	-	-	17,005	-	-	17,005	-
Loss for the period	-	-	-	-	(9,914,629)	-	(9,914,629)	(9,914,629)
Translation adjustment	-	-	-	-	-	408,937	408,937	408,937

Balance at July 31, 2003	55,039,065	48,204,995	6,681,893	-	(48,031,230)	(568,354)	6,287,304	(9,505,692)

Exercise of stock options for cash (note 7 (d))	79,400	15,880	-	-	-	-	15,880	-
Intrinsic value of beneficial conversion feature of convertible debentures plus fair value of warrants issued (note 6)	-	-	2,457,023	-	-	-	2,457,023	-
Conversion of convertible debenture and accrued interest to common shares pro-rata allocation between additional paid-in-capital and common shares net of issuance costs of $139,698 (note 6)	12,064,368	1,433,537	122,766	-	-	-	1,556,303	-
Exercise of warrants for cash, net of issuance costs of $76,290 (note 7(a))	10,963,231	3,499,720	(1,568,625)	-	-	-	1,931,095	-
Issuance of shares as fees for services received (note 7 (e))	200,000	34,800	-	-	-	-	34,800	-
Fair value of agent's warrants issued on private placement of convertible debentures (note 6(a))	-	-	15,699	-	-	-	15,699	-
Issuance of warrants for services received (note 7(e))	-	-	48,038	-	-	-	48,038	-
Loss for the period	-	-	-	-	(5,168,322)	-	(5,168,322)	(5,168,322)
Translation adjustment	-	-	-	-	-	299,834	299,834	299,834

Balance at January 31, 2004 (Unaudited)	78,346,064	53,188,932	7,756,794	-	(53,199,552)	(268,520)	7,477,654	(4,868,488)

SMARTIRE SYSTEMS INC. Consolidated Statements of Cash Flows (Expressed in United States dollars) (Unaudited)

	Six months ended
	January 31, 2004	January 31, 2003

Cash provided by (used for):

Operating activities:
Loss for the period	$(5,168,322)	$(4,200,245)
Items not affecting cash:
Depreciation and amortization	674,490	587,250
Stock based compensation expense	-	8,503
Non-cash interest and finance charges	1,659,036	701,671
Issuance of shares and warrants for services received	82,838	-
Change in non-cash working capital:
Receivables	(76,354)	7,976
Deferred revenue	712	-
Inventory	(1,755,435)	133,796
Prepaid expenses	(46,430)	277,196
Accounts payable and accrued liabilities	(2,338)	390,937

Net cash used in operating activities	(4,631,803)	(2,092,916)

Investing activities:
Purchase of capital assets	(235,481)	(25,232)

Net cash used in investing activities	(235,481)	(25,232)

Financing activities:
Cash received on exercise of stock options	15,880	-
Cash received on exercise of warrants	2,007,385	-
Issuance of common shares	-	1,450,000
Proceeds from convertible debentures	2,725,000	1,118,000
Financing costs	(409,796)	(238,177)
Repayment of promissory note	-	(500,000)

Net cash provided by financing activities	4,338,469	1,829,823

Effect of exchange rate differences on cash
and cash equivalents	52,311	(8,040)

Net decrease in cash and cash equivalents	(476,504)	(296,365)

Cash and cash equivalents, beginning of period	1,843,694	525,968

Cash and cash equivalents, end of period	$1,367,190	$229,603

Supplementary information:
Interest and finance charges paid	$75,998	$811,782
Non-cash investing and financing activities:
Conversion of convertible debentures to common shares	1,556,303	-
Fair value of agents warrants issued in conjunction with	15,699	146,672
private placements

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) (Unaudited) Six Months ended January 31, 2004 and 2003

1. Basis of presentation:

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

3. Going concern:

The Company requires additional financing to fund its operations. The Company has incurred recurring operating losses and has a deficit of $53,199,552. Although the Company has working capital of $3,852,457 as at January 31, 2004, during the six month period ended January 31, 2004, the Company used cash of $ 4,631,803 in operating activities.

The Company is pursuing various alternatives to meet its intermediate and long-term financial requirements. During fiscal 2003, the Company realized gross proceeds of $8,078,000 from financing activities and arranged a $15 million equity line of credit to fund its operations. In addition, during the six months ended January 31, 2004, the Company realized gross proceeds of $4,748,265 from financing activities. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

SMARTIRE SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) (Unaudited) Six Months ended January 31, 2004 and 2003

4. Significant accounting policy:

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

Three Months Ended	Six Months Ended
	January 31, 2004	January 31, 2003	January 31, 2004	January 31, 2003

Net earnings (loss):
As reported	$(1,905,179)	$(2,129,872)	$(5,168,322)	$(4,200,245)
Stock-based compensation expense recognized using intrinsic method	(120,882)	8,503	_	8,503

Stock-based compensation expense determined under fair value based method for all awards	(136,376)	(380,735)	(1,375,973)	(588,864)

Pro forma	$(2,162,437)	$(2,502,104)	$(6,544,295)	$(4,780,606)

Basic and diluted loss per share:
As reported	(0.02)	(0.10)	(0.08)	(0.21)
Pro forma	(0.03)	(0.11)	(0.10)	(0.24)

The Company recognizes the compensation expense at the date of granting the stock options on a straight-line basis over the vesting period.

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option valuation model with the following range of weighted average assumptions.

	January 31, 2004	January 31, 2003

Expected dividend yield	0%	0%
Expected stock price volatility	135%	128%
Risk-free interest rate	4.16%	4.30%
Expected life of options and warrants	5 years	1.67 years

SMARTIRE SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) (Unaudited) Six Months ended January 31, 2004 and 2003

4. Stock-based compensation (continued):

Weighted-average fair values of options granted during the period are as follows:

	January 31, 2004	January 31, 2003

Options whose exercise price at date of grant:
Equals the market price of stock	$-	$0.76
Exceeds the market price of stock	0.20	1.77
Is less than the market price of stock	-	-

The Company recognizes compensation expense for stock options, common stock and other instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are performed and the instrument earned.

If the exercise price of employee stock option award is not fixed in the functional currency of the Company or in the currency the employee is paid, the award is accounted for as a variable award until the award is exercised, forfeited, or expires. The Company measures compensation as the amount by which the quoted market value of the common shares of the Company's stock covered by the grant exceeds the option price, with changes in the market price included in the measurement of loss.

5. Other assets:

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

SMARTIRE SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) (Unaudited) Six Months ended January 31, 2004 and 2003

5. Other assets (continued):

January 31, 2004	Cost	Accumulated amortization	Net book value

OEM - most medium and heavy duty trucks	$1,737,500	$990,297	$747,203
OEM - all other vehicles	3,300,000	1,310,555	1,989,445

	$5,037,500	$2,300,852	$2,736,648

Management believes that the net book value of its other assets of $ 2,736,648 as at January 31, 2004 is recoverable based on expectations of future cash flows from the Company's future sales of tire monitoring systems. Management's belief is based on an undiscounted cash flow analysis of management's current best estimate of projected annual sales to the passenger vehicle and light truck OEM market plus management's projected sales to the heavy truck OEM market.

6. Convertible debentures:

	Face value of debt	Debt component	Equity component (included in additional paid-in capital)

Balance as at July 31, 2003	$1,966,667	$3	$5,326,854

11 % discounted convertible debenture with cash finance cost of $218,000 and discount of $768,590 (a)	3,493,590	1,036,567	2,457,023

Accretion of deemed debt discount to interest	-	1,584,263	-

Conversion of $1,541,667 principal amount of 7% and 8% convertible debentures to common shares (b)	(1,541,667)	(1,541,667)	(139,698)

Balance as at January 31, 2004	$3,918,590	$1,079,166	$7,644,179

SMARTIRE SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) (Unaudited) Six Months ended January 31, 2004 and 2003

6. Convertible debentures (continued):

Financing costs of $46,566 related to the 8% debenture and 11% discounted convertible debenture still outstanding are netted against additional paid-in capital.

(a)

On December 24, 2003, the Company closed a private placement of discounted unsecured convertible debentures in the aggregate principal amount of $3,493,590. The Company issued the convertible debentures at a 22% original issue discount from the face principal amount (based on a notional interest rate of 11% per annum for each year of the two-year term of the debentures), resulting in gross proceeds of $2,725,000. The discount of $768,590 has been recorded in deferred financing charges and is being amortized over the maturity period. Advisors to the transaction received a cash commission of $218,000 and 109,000 three year share purchase warrants exercisable at a price of $0.25. The fair value of these warrants at the date of grant was estimated at $15,699. The fair value of these warrants was estimated on the date of issuance using the Black-Scholes option valuation model using the following weighted average assumptions: (expected dividend yield 0%, expected stock price volatility 141%; risk free interest rate 3.28%, expected life of warrants 3 years). In addition, expenses of $40,398 for professional fees related to this transaction were incurred. The discounted convertible debentures do not otherwise bear interest, and will mature on April 1, 2006. The outstanding principal amount of each debenture may be converted at any time into shares of our common stock, in whole or in part, at the option of the holder of the debenture at a set price of $0.22 per share. The Company will make the monthly redemption payments over two years in cash unless during the twenty trading day prior notice period immediately prior to the applicable monthly redemption date the Company irrevocably notifies the holder that it will issue underlying shares in lieu of cash at a conversion price equal to the lesser of:

(i) the set price of $0.22 per share (subject to adjustment pursuant to the anti-dilution provisions contained in the debentures), and
(ii)

85% of the average of the closing prices of the Company's common stock for twenty days immediately preceding the applicable monthly redemption date, provided that certain conditions are met, including the condition that the underlying shares of common stock shall have been registered under the Securities Act of 1933, as amended.

For accounting purposes, the proceeds from the issuance of these convertible debentures were allocated to the fair value of the warrants issued and the intrinsic value of the beneficial conversion feature which amounts to $861,351 and $1,595,672 respectively. The fair value of the warrants was calculated using the Black-Scholes model. The remaining proceeds of $1,036,567 was allocated to debt and is being accreted to the redemption value of the convertible debentures over the maturity period. During the six months ended January 31, 2004, interest accretion of $42,598 was charged to the statement of operations as interest expense.

SMARTIRE SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) (Unaudited) Six Months ended January 31, 2004 and 2003

6 Convertible debentures (continued):

(b)

During the six months ended January 31, 2004, $1,541,667 of principal and $31,570 of interest were converted into common shares resulting in the issuance of 12,064,368 common shares. Interest accretion of $1,573,237 was charged to the statement of operations as interest expense upon conversion of convertible debentures.

As at January 31, 2004, $425,000 remained outstanding from the July 16, 2003 convertible debenture and $3,493,590 remained outstanding from the December 24, 2003 convertible debenture. An additional $16,932 in professional fees that related to the July 16, 2003 debenture were incurred during the six months ended January 31, 2004.

7. Share capital:

(a)

For the six months ended January 31, 2004, the Company realized gross cash proceeds of $2,007,385 and net cash proceeds of $1,931,095 from the exercise of 10,963,231 warrants. The fair value of these warrants of $1,568,625 was initially recorded as additional paid in capital. On the exercise of these warrants, $1,568,625 was reclassified to share capital. On October 27, 2003 the Company offered warrant holders who were issued warrants with an exercise price of $0.2645 on May 15, 2003 in connection with the convertible debenture offering a reduction in their exercise price to $0.20 plus one additional warrant at $0.20 if they exercised their warrants. A total of 3,290,596 warrants were exercised. In addition, the Company granted 194,000 additional warrants exercisable at a price of $0.20 per share for five years to a shareholder who also exercised their warrants. On November 6, 2003, the exercise price of the 7,478,635 warrants granted at $0.20 were reduced to $0.1771.

(b)

The Company paid $75,355 to Palisades Master Fund as an early participation bonus, being an amount equal to the difference between the aggregate exercise price that Palisades Master Fund paid upon the exercise of 3,290,596 outstanding warrants at $0.20 per share and the aggregate exercise price that Palisades Master Fund would have paid if it had the benefit of the reduced exercise price of $0.1771 per share. This bonus was accounted for as an interest and financing expense during the six months ended January 31, 2004.

(c)

On December 15, 2003, the Company's authorized common share capital was increased to 300,000,000, pursuant to a special resolution of the shareholders adopted at the annual and special annual meeting of the Company held on December 11, 2003.

SMARTIRE SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) (Unaudited) Six Months ended January 31, 2004 and 2003

7. Share capital (continued):

(d)	A summary of stock option transactions and balances during the period ended January 31, 2004 is as follows:

	Options Outstanding	Weighted average exercise price

Balance at July 31, 2003	1,714,400	$2.54
Options granted	8,949,600	0.20
Options exercised	(79,400)	(0.20)
Options forfeited	(32,300)	(3.77)

Balance at January 31, 2004	10,552,300	$0.57

These options have a weighted average remaining life of 4.24 years.

(e)

During the six months ended January 31, 2004, 200,000 common shares with a fair market value of $0.174 per share and 300,000 share purchase warrants with an exercise price of $0.17 per share were issued for services received.

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

(f)

As at January 31, 2004, warrants outstanding were exercisable for 38,733,485 (July 31, 2003-32,154,507) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $0.10 to $2.80 per share that expire on various dates until October 27, 2008.

SMARTIRE SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) (Unaudited) Six Months ended January 31, 2004 and 2003

7. Share capital (continued)

(g)

On July 23, 2003, the Company entered into a common stock purchase agreement with Talisman Management in connection with our 36-month, $15,000,000 equity line of credit facility. The Company may, in its discretion, draw down amounts under the facility from time to time, subject to various conditions and certain limitations. The Company is currently not in a position to draw down any amounts under the facility, as it has not met all of the conditions for a draw down, including the requirement that the resale of the underlying common stock issuable to Talisman Management under the facility be registered pursuant to an effective registration statement under the Securities Act of 1933. During the six months ended January 31, 2004, the Company paid $58,176 to prepare the registration statement related to the $15,000,000 equity line of credit facility. These costs were recorded as deferred financing costs.

The Company issued 1,250,000 warrants exercisable at a price of $0.1955 per share for three years as consideration for the equity line of credit. The fair value of these warrants at the date of grant is estimated at $178,259 by the Black-Scholes option valuation model. The fair value of the warrant was recorded as a deferred financing expense and will be amortized once the Company has drawn against the line of credit.

8. Deferred Financing charges:

	Six months ended January 31, 2004	Year ended July 31, 2003

Equity line of credit
Fair value of agents warrants (note 7 (j))	$178,259	$178,259
Professional fees	63,176	5,000

	241,435	183,259

Discounted convertible debenture (note 6 (a))
Discount	768,590	-
Commission	218,000	-
Fair value of agents warrants	15,699	-
Professional fees	40,398	-

	1,042,687	-
Amortization	(43,445)	-

	999,242	-
Total deferred financing charges	$1,240,677	$183,259

SMARTIRE SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) (Unaudited) Six Months ended January 31, 2004 and 2003

8. Deferred Financing charges (continued)

The deferred charges related to the discounted convertible debenture are being amortized over the maturity period. During the six months ended January 31, 2004, $43,201 was amortized and charged to interest expense.

9. Related party transactions:

During the six months ended January 31, 2004, the Company incurred expenses of $nil (2003 - $215,108) for consulting services and financing fees on the private sales of its convertible debentures for financing services to a company in which a former director (resigned in March, 2003) of the Company had significant influence.

10. Product warranties:

The Company provides for estimated warranty costs at the time of product sales. Warranty expense accruals are based on best estimate with reference to historical claims experience. As warranty estimates are based on forecasts, actual claim costs may differ from amounts provided. An analysis of changes in liability for product warranties follows:

Balance, July 31, 2003	$20,438

Provision increase	9,343
Expenditures	(4,511)

Balance, January 31, 2004	$25,270

SMARTIRE SYSTEMS INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) (Unaudited) Six Months ended January 31, 2004 and 2003

11. Segmented information

The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

Revenue from external customers

	Three months ended		Six months ended
	January 31, 2004	January 31, 2003	January 31, 2004	January 31, 2003

China	$123,866	$-	$312,389	$-
United States	176,373	29,610	258,536	180,626
Korea	33,469	-	92,269	-
United Kingdom	63,896	24,626	122,285	67,713
Italy	-	70,530	-	182,483
Germany	-	12,566	-	40,471
Other	32,587	9,430	72,238	73,058

	$430,191	$146,762	$857,717	$544,351

As at January 31, 2004, 56% (July 31, 2003-73%) of the Company's fixed assets were in Canada, 21% (July 31, 2003-27%) were in Europe and 23% were in Korea (July 31, 2003-nil).

Major customers, representing 10% or more of total sales, include:

	Three months ended		Six months ended

	January 31, 2004	January 31, 2003	January 31, 2004	January 31, 2003

Customer A	$105,471	-	$282,457	$-
Customer B	33,414	-	92,269	-
Customer C	-	70,530	-	182,483
Customer D	51,913	22,254	79,473	56,698

12. Comparative Figures:

Certain figures have been reclassified to conform with the financial statement presentation adopted for the current period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended January 31, 2004 and 2003 should be read in conjunction with our most recent audited annual financial statements for the financial year ended July 31, 2003, the unaudited interim financial statements included herein, and, in each case, the related notes.

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

Three not-for-profit advocacy organizations, Public Citizen, Inc., New York Public Interest Research Group and The Center for Auto Safety filed a petition in United States Court of Appeals for the Second Circuit seeking review of the National Highway Traffic Safety Administration's (NHTSA) final rule. The Secretary of Transportation was named as the respondent in the matter, and Alliance of Automobile Manufacturers was an intervenor. On August 6, 2003, the United States Court of Appeals, Second Circuit, granted the petition for review, vacated the National Highway Traffic Safety Administration's (NHTSA) final rule, and remanded the matter to the National Highway Traffic Safety Administration (NHTSA) for further rulemaking proceedings in a manner consistent with the court decision.

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

We introduced our motorcycle tire pressure monitoring system (TPMS) for sale into the aftermarket in September 2002. We recently introduced a substantially improved second generation motorcycle tire pressure monitoring system (TPMS) at the Indy Motorcycle Dealers Show, held in Indianapolis, Indiana in mid-February 2004.

In early October 2003, we announced the introduction of a low pressure tire monitoring system (TPMS) for the recreational vehicle market.

We are in the final stages of development of a high pressure tire monitoring system (TPMS) for the commercial vehicle market that includes the recreational vehicle, tractor and trailer, bus, monorail, off-

the-road and specialty vehicle markets. We are also continuing development of future tire monitoring technologies, including development of concepts and prototypes for the OEM market and tire companies. In addition, we have continued to make progress on the development of transmitters that do not require batteries.

In February 2003, we signed a manufacturing, co-marketing and development agreement with Hyundai Autonet Company, Ltd., an established Korean automotive electronics supplier. Under this agreement, Hyundai Autonet and we will co-develop, manufacture and distribute tire monitoring products to Hyundai Autonet original equipment vehicle manufacturers and the automotive aftermarket in Korea. The agreement provides for the payment to us by Hyundai Autonet of a total of $300,000 in fees, to cover the cost to develop a receiver and transmitter that can be used in the Korean and Japanese markets. Initial payments totaling $165,000 were made by Hyundai Autonet upon execution of our agreement, and the balance of $135,000 is payable upon the attainment of certain milestones including the completion of validation testing of these products and the launch of these products in South Korea. During our 2004 fiscal year, we anticipate these milestones will be attained and expect to receive an ongoing revenue stream through the sales of proprietary components to Hyundai Autonet.

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

In order to maintain its status as our Master Distributor in China, Beijing Boom Technology must also purchase approximately $3.9 million in additional aftermarket passenger car tire pressure monitoring systems (TPMS) during the second year of the agreement. Beijing Boom Technology must also establish a network of certified dealers in all provinces of China by May 1, 2004; it has met its first milestone of establishing certified dealers in at least eleven specified provinces or municipalities of mainland China by December 31, 2003. Subject to Beijing Boom Technology meeting these milestones, we have agreed not to appoint any other master distributor for mainland China during the initial two-year term of the Master Distributor Agreement.

On September 12, 2003 we entered into a development agreement with Vansco Ltd. This agreement provides for the merging of Vansco's vehicle communication expertise with SmarTire's proven radio frequency (RF) technology to create a high sensitivity, weatherproof, controller area network (CAN), chassis-mounted receiver. The controller area network (CAN) is the most widely used communication standard in vehicles today, allowing for multiplexing, receiving and transmitting of signals from various sources. When controller area network (CAN) technology is combined with our high pressure sensors, we anticipate that this joint development effort will result in a new tire pressure monitoring system (TPMS) targeted directly at OEMs of commercial trucks, buses, agricultural, construction and recreational vehicles. If our joint development objectives with Vansco are achieved, we plan to launch the new tire pressure monitoring system (TPMS) during our fiscal 2004. Pursuant to our agreement with Vansco, Vansco will market the product directly to its customers in the agricultural vehicle sector and on a case-by-case basis to the commercial truck, bus and construction industries. We will market the jointly developed product to the OEM commercial truck and recreational vehicle markets.

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

RESULTS OF OPERATIONS

Quarter ended January 31, 2004 and January 31, 2003

Revenue

Gross revenue for the quarter ended January 31, 2004 increased to $430,191 from $146,762 for the quarter ended January 31, 2003. The breakdown of the sources of our gross revenue is as follows:

  Sales of aftermarket passenger car systems increased to $314,891 for the quarter ended January 31, 2004 from $115,784 for the quarter ended January 31, 2003.
  Sales of OEM passenger car systems increased to $62,255 for the quarter ended January 31, 2004 from $27,377 for the quarter ended January 31, 2003.
  Sales of aftermarket motorcycle systems were $1,332 for the six months ended January 31, 2004 compared to nil for the six months ended January 31, 2003. We anticipate a ramp up in sales of this product during the remainder of our fiscal year with the introduction of our second generation motorcycle system during our third quarter.
  Sales of aftermarket recreational low pressure vehicle systems were $5,700 for the quarter ended January 31, 2004. The "RoadVoice" and "TrailerVoice", which represent the first tire monitoring systems targeted specifically at the recreational vehicle, towed vehicle and trailer markets was introduced in the quarter ended October 31, 2003.
  Sales of off-the-road (OTR) tire monitoring systems were $nil for the quarter ended January 31, 2004 compared to $3,601 for the quarter ended January 31, 2003. Our off-the-road (OTR) tire pressure monitoring system (TPMS) utilizes a high-pressure transmitter and is designed primarily for off-the-road (OTR) heavy industrial applications and commercial applications. The system may potentially be used not only on large mining trucks, but also heavy mobile equipment (such as tractors, wheeled loaders, graders and the like). Sales of our off-the-road (OTR) tire monitoring systems to date have been limited to those systems which are designed for use on large mining trucks. We anticipate that an increase in sales of this product will follow if we are successful in commercializing the receiver that we are currently developing with Vansco, and in launching our high pressure transmitters which are in the final stages of development.
  Revenue of $37,279 was recorded for engineering changes to modify our products pursuant to the Hyundai Autonet agreement for the quarter ended January 31, 2004 compared to $nil for the quarter ended January 31, 2003. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved.
  Sales of miscellaneous products were $8,734 for the quarter ended January 31, 2004 compared to $nil for the quarter ended January 31, 2003.

 Gross Margin

Gross margin on product sales increased to 12% for the quarter ended January 31, 2004 from 11% for the quarter ended January 31, 2003. We anticipate that our gross margin will begin to increase in our third quarter as we migrate the majority of our production to Hyundai Autonet.

Expenses

Expenses increased to $1,709,413 for the quarter ended January 31, 2004 from $1,562,069 for the quarter ended January 31, 2003, as increases in marketing, engineering, research and development expenses and depreciation and amortization were partially offset by a decreases in general and administration expenses.

Engineering, research and development expenses increased to $360,353 for the quarter ended January 31, 2004 from $260,519 for the quarter ended January 31, 2003. The increase was primarily attributed to an increase in both the number of engineering employees and engineering-related wages. The expenses were primarily incurred to advance the development of our second generation motorcycle product and commercial products.

Marketing expenses increased to $418,363 for the quarter ended January 31, 2004 from $303,093 for the quarter ended January 31, 2003. The increase was primarily the result of both higher marketing-related wages, which increased as a result of the recruitment of a V.P. of Sales and Marketing in August, 2003 and an increase in travel.

General and administrative expenses decreased to $571,159 for the quarter ended January 31, 2004 from $705,638 for the quarter ended January 31, 2003. The decrease was primarily attributed to the reversal of a compensation charge during the quarter ended October 31, 2003, a decrease in professional fees, lower travel expenses and lower administration wages. The compensation charge was originally recorded in our quarter ended October 31, 2003 as we recognize compensation expense as the majority of our employee stock options are accounted for as variable awards as the employee stock options are granted in US dollars, yet the majority of our employees are paid in Canadian dollars and Pounds Sterling and the functional currency of our Company is Canadian dollars. Administrative wages decreased as there were less administrative employees during the quarter ended January 31, 2004. The decrease was partially offset by an increase in investor relation costs.

Depreciation and amortization expense increased to $359,538 for the quarter ended January 31, 2004 from $292,819 for the quarter ended January 31, 2003.

Interest and finance charges decreased to $315,609 for the quarter ended January 31, 2004 from $620,884 for the quarter ended January 31, 2003. Interest and finance charges for the quarter ended January 31, 2004 included $308,591 in interest and finance charges on our 7% and 8% convertible debentures issued in fiscal 2003 and our discounted unsecured convertible debentures issued during the quarter ended January 31, 2003.

Interest and finance charges for the quarter ended January 31, 2003 included $633,431 in interest and finance charges on our 10% redeemable convertible notes issued during the quarter ended January 31, 2003, $33,115 in interest on a promissory note created as part of the consideration for restructuring our strategic relationship with TRW Inc. and a reversal of $45,662 due to interest forgiven on the $500,000 non-recoverable development liability incurred with a key component supplier during the three months ended January 31, 2002.

Interest Income

Interest income of $1,827 was earned for the quarter ended January 31, 2004 as compared to $336 for the quarter ended January 31, 2003 and was the result of higher average cash balances during the quarter ended January 31, 2004.

Foreign exchange gain

A foreign exchange gain of $64,571 was incurred for the quarter ended January 31, 2004 as compared to a gain of $36,643 for the quarter ended January 31, 2003. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

Six months ended January 31, 2004 and January 31, 2003

Revenue

Gross revenue for the six months ended January 31, 2004 increased to $857,717 from $544,351 for the six months ended January 31, 2003. The breakdown of the sources of our gross revenue is as follows:

  Sales of aftermarket passenger car systems increased to $591,055 for the six months ended January 31, 2004 from $416,503 for the six months ended January 31, 2003.
  Sales of OEM passenger car systems increased to $98,903 for the six months ended January 31, 2004 from $68,180 for the six months ended January 31, 2003.
  Sales of the aftermarket motorcycle system were $1,555 for the six months ended January 31, 2004 compared to nil for the six months ended January 31, 2003. We anticipate a ramp up in sales of this product during the remainder of our fiscal year, as a result of the introduction of our second generation motorcycle system in mid-February 2004. However, it is difficult for us to predict what the volume of sales might be, as this will depend primarily on market acceptance of our second generation motorcycle system.
  Sales of aftermarket recreational low pressure vehicle systems were $16,037 for the six months ended January 31, 2004. The "RoadVoice" and "TrailerVoice", which represent the first tire monitoring systems targeted specifically at the recreational vehicle, towed vehicle and trailer markets was introduced in the six months ended October 31, 2003.
  Sales of OEM recreational low pressure vehicle systems were $10,682 for the six months ended January 31, 2004. This system was introduced in the six months ended January 31, 2004.
  Sales of the motorsport tire pressure monitoring system (TPMS) decreased to $nil for the six months ended January 31, 2004 from $44,739 for the six months ended January 31, 2003. We do not anticipate further sales of our motorsport tire pressure monitoring system (TPMS) as our exclusive motorsport distributor, Pi Research of Cambridge, England, now manufactures and markets their own system. Accordingly, we have discontinued production of our motorsport tire pressure monitoring system (TPMS).
  Sales of off-the-road (OTR) tire monitoring systems were $1,088 for the six months ended January 31, 2004 compared to $14,929 for the six months ended January 31, 2003. Our off-the-road (OTR) tire pressure monitoring system (TPMS) utilizes a high-pressure transmitter and is designed primarily for off-the-road (OTR) heavy industrial applications and commercial applications. The system may potentially be used not only on large mining trucks, but also heavy mobile equipment (such as tractors, wheeled loaders, graders and the like). Sales of our off-the-road (OTR) tire monitoring systems to date have been limited to those systems which are designed for use on large mining trucks. We anticipate an increase in sales of this product upon commercialization of the receiver currently under development with Vansco and the launch of our high pressure transmitters.

  Revenue of $96,079 was recorded for engineering changes to modify our products pursuant to the Hyundai Autonet agreement for the six months ended January 31, 2004 compared to $nil for the six months ended January 31, 2003. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved.
  Sales of miscellaneous products were $42,318 for the six months ended January 31, 2004 compared to $nil for the six months ended January 31, 2003.

The miscellaneous products that accounted for $42,318 of our revenue during the six months ended January 31, 2004 consisted primarily of dataloggers, which are used to facilitate testing by our OEM customers.

Gross Margin

Gross margin on product sales decreased to 13% for the six months ended January 31, 2004 from 18% for the six months ended January 31, 2003. The decrease occurred as the product mix of systems sold in the six months ended January 31, 2004 had lower gross margins than the product mix of systems sold in the six months ended January 31, 2003. As we have only recently shifted the majority of our production to Hyundai Autonet, we expect that our gross margin will increase in subsequent quarters.

Expenses

Expenses increased to $3,563,739 for the six months ended January 31, 2004 from $3,548,916 for the six months ended January 31, 2003, as a decrease in general and administration expenses was partially offset by increases in marketing, engineering, research and development and depreciation and amortization expenses.

Engineering, research and development expenses increased to $746,919 for the six months ended January 31, 2004 from $523,079 for the six months ended January 31, 2003. The increase was primarily attributed to higher prototype development costs, an increase in product testing on products that we plan to released in the current fiscal year and an increase in the number of engineering employees and engineering-related wages.

Marketing expenses increased to $861,324 for the six months ended January 31, 2004 from $823,225 for the six months ended January 31, 2003. The increase was a primarily a result of an increase in travel and higher marketing-related wages, which increased as a result of the recruitment of a V.P. of Sales and Marketing. This increase was partially offset by lower tradeshow expenditures. Trade show expenses in the six months ended January 31, 2003 included the cost of attending the Automechanika show, which is held in Europe every two years. The six months ended January 31, 2003 also included expenses of $130,000 in connection with the termination of a management agreement; 50% of this amount or $65,000 was booked as marketing expenses and 50% was booked as general and administrative expenses.

General and administrative expenses decreased to $1,281,006 for the six months ended January 31, 2004 from $1,615,362 for the six months ended January 31, 2003. The decrease was primarily attributed to lower investor relation costs, professional fees administration wages and travel expenses. Investor relation costs were higher during the six months ended January 31, 2003 as an expense of a non-refundable deposit on a public relations program that did not proceed and the expense of a non-refundable retainer paid to a financial advisory firm was incurred. Administrative wages decreased as there were less administrative employees during the six months ended January 31, 2004 and as explained above, our general and administrative expenses for the six months ended January 31, 2003 include $65,000 that was incurred in connection with the termination of a management contract. The decrease was partially offset by an increase in insurance costs.

Depreciation and amortization expense increased to $674,490 for the six months ended January 31, 2004 from $587,250 for the six months ended January 31, 2003.

Interest and finance charges increased to $1,746,053 for the six months ended January 31, 2004 from $811,782 for the six months ended January 31, 2003. The charges for the six months ended January 31, 2004 included $1,659,036 in interest and finance charges on our 7% and 8% convertible debentures, our discounted convertible debenture, plus an accrual for a payment in November 2003 of $75,355 to Palisades Master Fund, L.P. as an early participation bonus. As discussed below under the heading "Liquidity and Capital Resources," on October 27, 2003, in order to encourage early exercise of certain outstanding warrants by Palisades Master Fund and three additional warrant holders, we offered to reduce the exercise price of the warrants from $0.2645 per share to $0.20 per share. Palisades Master Fund elected to accept our offer, but on November 6, 2003, in order to encourage early exercise of the warrants by the remaining three warrant holders, we offered to reduce the exercise price of the remaining 7,478,635 warrants from $0.2645 per share to $0.1771 per share. As a result, we agreed to pay the $75,355 early participation bonus to Palisades Master Fund, being an amount equal to the difference between the aggregate exercise price that Palisades Master Fund paid upon the exercise of 3,290,596 outstanding warrants at $0.20 per share and the aggregate exercise price that Palisades Master Fund would have paid if it had the benefit of the reduced exercise price of $0.1771 per share. The fair value of this inducement is included in interest expense.

Interest and finance charges for the six months ended January 31, 2003 included $745,826 in interest and finance charges on our 10% redeemable convertible notes issued during the six months ended January 31, 2003, $65,956 in interest on a promissory note created as part of the consideration for restructuring our strategic relationship with TRW Inc. and a reversal of $45,662 due to interest forgiven on the $500,000 non-recoverable development liability incurred with a key component supplier during the three months ended January 31, 2002.

Interest Income

Interest income of $4,567 was earned for the six months ended January 31, 2004 as compared to $1,662 for the six months ended January 31, 2003 and was the result of higher average cash balances during the six months ended January 31, 2004.

Foreign exchange gain

A foreign exchange gain of $26,336 was incurred for the six months ended January 31, 2004 as compared to a gain of $62,845 for the six months ended January 31, 2003. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

LIQUIDITY AND CAPITAL RESOURCES

Current Position

We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since inception. As at January 31, 2004, we had an accumulated deficit of $53,199,552. Our net loss for the quarter ended January 31, 2004 was $1,905,179 and for the six months ended January 31, 2004 was $5,168,322 compared to $2,129,872 for the quarter ended January 31, 2003 and $4,200,245 for the six months ended January 31, 2003. As of January 31, 2004, our stockholders' equity was $7,477,654 and we had working capital of $3,852,457.

Our cash position at January 31, 2004 was $1,367,190 as compared to $1,843,694 at July 31, 2003. This decrease was due to the net cash used in operations partially offset by financing and investing activities, each as described below.

Our net loss of $5,168,322 for the six months ended January 31, 2004 includes non-cash charges of $674,490 for depreciation and amortization, $1,659,036 for finance and interest expense and $82,838 for shares and warrants issued for services received. Decreases in non-cash working capital during this period amounted to $1,879,845. Non-cash working capital changes included decreases in receivables, inventory, prepaid expenses and accounts payable and accrued liabilities and a decrease in deferred revenue. An increase in inventory accounted for the most significant decrease in non-cash working capital, as it increased by $1,755,435. This was primarily due to the procurement of components for the production build at Hyundai Autonet.

During the six months ended January 31, 2004, we realized aggregate gross cash proceeds of $2,725,000 from the placement of discounted unsecured convertible debentures, $2,007,385 from the exercise of warrants and $15,880 from the exercise of employee stock options as follows:

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
    On December 24, 2004 we closed a private placement of discounted unsecured convertible debentures in the aggregate principal amount of $3,493,590 . We issued the convertible debentures at a 22% original issue discount from the face principal amount (based on a notional interest rate of 11% per annum for each year of the two-year term of the debentures), resulting in gross proceeds of $2,725,000, before the deduction of a $218,000 cash placement fee subsequently paid to HPC Capital Management and other expenses of the offering. The discounted convertible debentures do not otherwise bear interest, and will mature on April 1, 2006. The outstanding principal amount of each debenture may be converted at any time into shares of our common stock, in whole or in part, at the option of the holder of the debenture at a set price of $0.22 per share. The discounted convertible debentures are subject to mandatory redemption in equal monthly payments, payable in cash. We may elect to make the monthly redemption payments in shares of our common stock at a conversion price equal to the lesser of:

(a) the set price of $0.22 per share (subject to adjustment pursuant to the anti-dilution provisions contained in the debentures), and

(b) 85% of the average of the closing prices of the Company's common stock for twenty days immediately preceding the applicable monthly redemption date,

provided that certain conditions are met, including the condition that the underlying shares of common stock shall have been registered under the Securities Act of 1933, as amended.
    On February 5, 2004 we notified the holders of the discounted convertible debentures that we had elected to effect the first monthly redemption payment in shares, and that the election should continue for subsequent redemption periods until revised. One of the holders of the discounted convertible debentures exercised its right to receive its first monthly redemption payment, in the amount of $14,583, in cash.
    On October 14, 2003 an employee exercised 79,400 employee stock options at $0.20 per stock option.

The net proceeds realized by us from these transactions have and are to be used for working capital and the purchase of capital assets. In addition, we have applied $100,000 of the net proceeds to make the final two payments to SensoNor asa under our Memorandum of Agreement with SensoNor dated May 7, 2003, each in the amount of $50,000 and payable on, respectively, November 1, 2003 and December 1, 2003.

During the six months ended January 31, 2004, we also purchased certain capital assets at an aggregate cost of $235,481. The majority of these capital assets were sent to Hyundai Autonet in Korea to facilitate production of our aftermarket tire pressure monitoring systems (TPMS) for passenger cars and motorcycles.

On July 23, 2003, we entered into a common stock purchase agreement with Talisman Management in connection with our 36-month, $15,000,000 equity line of credit facility. We may, in our discretion, draw down amounts under the facility from time to time, subject to various conditions and certain limitations. We are currently not in a position to draw down any amounts under the facility, as we have not met all of the conditions for a draw down, including the requirement that the resale of the underlying common stock issuable to Talisman Management under the facility be registered pursuant to an effective registration statement under the Securities Act of 1933. During the six months ended January 31, 2004, we paid $58,176 to prepare the registration statement related to the $15,000,000 equity line of credit facility. These costs were recorded as deferred financing costs.

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

If the equity line of credit facility will not be accessible to us, when needed, we anticipate that we will require between $2.5 million to $3.0 million in financing through July 31, 2004 in order to continue in business as a going concern, the availability of which is uncertain.

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

We plan to raise any additional capital required to meet the balance of our estimated funding requirements for the next six months, primarily through the private placement of our securities (including shares of our common stock that are reserved for issuance upon the exercise of our outstanding warrants). HPC Capital Management, a broker dealer registered pursuant to section 15 of the Securities Exchange Act of 1934, has been instrumental in facilitating the recent private placements of our 7%, 8% convertible and 22% discounted debentures and conversion of warrants, for aggregate gross proceeds of approximately $10,300,000, as well as the $15,000,000 equity line of credit with Talisman Management.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue for the foreseeable future.

Our management projects that we will require $2.5-$3.0 million to fund our ongoing operating expenses and working capital requirements through July 31, 2004.

Our working capital requirements are impacted by our inventory requirements. Therefore, any increase in sales of our products will be accompanied not only by an increase in revenues, but also by an increase in our working capital requirements. Our new products, the market acceptance of which will impact on our inventory needs and therefore will impact on our working capital requirements, include the following:

    Our motorcycle tire pressure monitoring system (TPMS) was introduced for sale into the aftermarket in September 2002. We introduced a substantially improved second generation motorcycle tire pressure monitoring system (TPMS) in mid-February, 2004.
    In the six months ended January 31, 2004, we introduced low pressure tire monitoring systems (TPMS) for the recreational vehicle market. Marketed as "RoadVoiceTM" and "TrailerVoiceTM", they represent the first tire monitoring systems targeted specifically at the recreational vehicle, towed vehicle and trailer markets. We also plan to introduce high pressure tire monitoring systems (TPMS) for these markets during fiscal 2004.

The continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our current products and any new products that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations.

We plan to raise any additional capital required to meet the balance of our estimated funding requirements through July 31, 2004, primarily through the private placement of our securities (including shares of our common stock that are reserved for issuance upon the exercise of our outstanding warrants). We are presently working with HPC Capital Management on a plan to meet our financial capital requirements. HPC Capital Management, a broker dealer registered pursuant to section 15 of the Securities Exchange Act of 1934, has been instrumental in facilitating the recent private placements of our 7%, 8% and discounted convertible debentures, for aggregate gross proceeds of $8,000,000, as well as the $15,000,000 equity line of credit with Talisman Management.

Under our common stock purchase agreement with Talisman Management dated July 23, 2003, we may, in our discretion, draw down amounts under the facility from time to time, subject to various conditions and certain limitations. We are currently not in a position to draw down any amounts under the facility, as we have not met all of the conditions for a draw down.

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

Going Concern

We require additional financing to fund our operations. We have incurred recurring operating losses and have a deficit of $53,199,552 and working capital of $3,852,457 as at January 31, 2004. During the six months ended January 31, 2004, we used $4,631,803 cash in operating activities and $235,481 to purchase capital assets. Accordingly, during the six months ended January 31, 2004, we raised gross cash proceeds from the exercise of warrants of $2,007,385 and $2,725,000 from the issuance of 22% discounted convertible debentures to fund our operations.

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

Revenue Recognition

We recognize revenue when there is persuasive evidence of an arrangement, goods are shipped and title passes, collection is probable, and the fee is fixed or determinable. Customer acceptance is used as the criterion for revenue recognition when the product sold does not have an established sales history to allow management to reasonably estimate returns and future provisions. Provisions are established for estimated product returns and warranty costs at the time the revenue is recognized. We record deferred revenue when cash is received in advance of the revenue recognition criteria being met. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved. Engineering services revenue for the six months ended January 31, 2004 were $96,079 (six months ended January 31, 2003 - nil).

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being January 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

The following changes in our securities occurred during the three months ended January 31, 2004:

By conversion notice effective January 27, 2004, a holder of 8% convertible debentures (described below) elected to convert $84,000 of principal and $3,621 in accrued interest outstanding under the convertible debentures. In response, we issued 667,331 shares of our common stock to the debenture holder relying on section 3(a)(9) of the Securities Act of 1933.

By conversion notice dated January 12, 2004, a holder of 8% convertible debentures (described below) elected to convert $130,000 of principal and $5,171 in accrued interest outstanding under the convertible debentures. In response, we issued 1,030,965 shares of our common stock to the debenture holder relying on section 3(a)(9) of the Securities Act of 1933.

On December 24, 2003, we closed a private placement of discounted convertible debentures in the aggregate principal amount of $3,493,590, maturing April 1, 2006, to seven accredited investors pursuant to Rule 506 and/or section 4(2) of the Securities Act of 1933, for gross proceeds of $2,725,000. Principal under each discounted convertible debenture may be converted by the holder in whole or in part and from time to time at a conversion price of $0.22 per share, subject to adjustment as set forth in the convertible debentures. In connection with this private placement, each purchaser of discounted convertible debentures also received a warrant to purchase that number of shares of our common stock equal to 50%

the principal amount of such purchaser's convertible debentures divided by the set conversion price of $0.22 per share. Warrants to purchase an aggregate total of 7,939,978 shares of our common stock were issued, and are exercisable until December 24, 2006 at an exercise price of $0.25 per share.

On December 24, 2003, we issued to HPC Capital Management, a broker dealer registered pursuant to section 15 of the Securities Exchange Act of 1934, a warrant to purchase up to 109,000 shares of our common stock, exercisable until December 24, 2006, at an exercise price of $0.25 per share. We issued these warrants pursuant to Rule 506 and/or section 4(2) of the Securities Act of 1933, in partial payment of placement fee in connection with the private placement of the discounted convertible debentures.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual and special meeting of our shareholders was held in Vancouver, Canada on December 11, 2003. A total of 159 shareholders attended the annual and special meeting in person or by proxy, representing a total of 48,592,207 (or 70.19%) of the 69,233,133 shares of our common stock issued and outstanding as at the close of business October 31, 2003, the record date for the meeting.

The following proposals were adopted by our shareholders by ordinary resolution: (1) to appoint KPMG LLP, Chartered Accountants, of Vancouver, British Columbia, as the auditor of our company to hold office for the ensuing year; (2) to authorize our Board of Directors to fix the remuneration to be paid to the auditor; (3) to set the number of our directors, between the minimum and maximum number of directors prescribed by our company's articles of continuance, at six; (4) to elect JOHN BOLEGOH, WILLIAM CRONIN, MARTIN GANNON, JOHNNY CHRISTIANSEN, ROBERT RUDMAN and AL KOZAK as directors of our company, to hold office until the next annual meeting of shareholders, or until their successors are appointed; and (5) to approve an additional formal stock incentive plan providing for the granting of stock-based incentives to those eligible employees, directors, officers and consultants of our company, or of any of our subsidiaries, who are resident in the United States and/or subject to taxation in the United States, provided that a maximum of 2,000,000 shares of common stock of our company shall be issuable pursuant to all awards granted under the plan.

In addition, the following proposals were adopted by our shareholders by special resolution: (1) to amend our company's articles of continuance to increase the authorized number of common shares of our company from 200,000,000 common shares without par value to 300,000,000 common shares without par value; and (2) to restate our articles of continuance, as amended, as articles of incorporation, in the form annexed as Exhibit "A" to the proxy statement and information circular furnished to the shareholders in connection with the annual and general meeting.

Of the 48,592,207 shares represented at the meeting, 13,700 shares were held by shareholders attending in person, and 48,578,507 shares were held by shareholders attending by proxy. The number of shares cast by way of proxy for, against and withheld, as well as the number of abstentions and broker non-votes as to each of these matters are as follows:

	PROPOSAL	SHARES FOR	SHARES AGAINST	WITHHELD	ABSTENTIONS	BROKER NON-VOTES
	Ordinary Resolutions:
1.	To appoint KPMG LLP as auditor	47,826,665	299,062	367,163	85,617	0
2.	To authorize the directors to fix auditor remuneration	47,931,087	404,221	157,582	85,617	0
3.	To set the number of directors at six	47,071,680	1,372,069	49,141	85,617	0
4.	To elect the following directors:
a.	John Bolegoh	47,662,549	0	830,341	85,617	0
b.	William Cronin	47,663,549	0	829,341	85,617	0
c.	Martin Gannon	47,662,549	0	830,341	85,617	0
d.	Johnny Christiansen	47,663,549	0	829,341	85,617	0
e.	Robert Rudman	47,661,219	0	831,671	85,617	0
f.	Al Kozak	47,661,219	0	831,671	85,617	0
5.	To approve the 2003 stock incentive plan for United States residents	7,879,254	2,308,149	128,195	38,262,909	0
	Special Resolutions:
6.	To amend our company's articles of continuance to increase the authorized number of common shares	43,319,077	5,064,545	109,268	85,617	0
7.	To restate our company's articles of continuance as articles of incorporation	8,771,145	1,077,897	466,556	38,262,909	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
Number Description

3.1 Certificate of Amendment issued to SmarTire Systems Inc. by the Yukon Registrar of Corporations effective December 15, 2003, and attached Articles of Amendment of SmarTire Systems Inc. dated December 11, 2003(1)

3.12 Certificate of Registration of Restated Articles issued to SmarTire Systems Inc. by the Yukon Registrar of Corporations effective December 15, 2003, and attached Restated Articles of Incorporation of SmarTire Systems Inc. dated December 11, 2003(1)

10.1 Letter Agreement dated November 6, 2003 between SmarTire Systems Inc. and Crescent International Ltd.(2)

10.2 Stock Purchase Warrant, dated November 10, 2003, registered in the name of Crescent International Ltd.(2)

10.3 Letter Agreement dated November 6, 2003 between SmarTire Systems Inc. and Alpha Capital AG(2)

10.4 Stock Purchase Warrant, November 10, 2003, registered in the name of Alpha Capital AG(2)

10.5 Letter Agreement dated November 6, 2003 between SmarTire Systems Inc. and Goldplate Investment Partners(2)

10.6 Stock Purchase Warrant, dated November 10, 2003, registered in the name of Goldplate Investment Partners(2)

10.7 Amending Letter Agreement dated November 10, 2003 between SmarTire Systems Inc. and HPC Capital Management(2)

10.8 Amended Stock Purchase Warrant, dated as of October 27, 2003, registered in the name of HPC Capital Management(2)

10.9 Amending Letter Agreement dated November 10, 2003 between SmarTire Systems Inc. and Palisades Master Fund, L.P.(2)

10.10 Amended Stock Purchase Warrant, dated as of October 27, 2003, registered in the name of Palisades Master Fund, L.P.(2)

10.11 Securities Purchase Agreement, dated as of December 19, 2003, among SmarTire Systems Inc. and Palisades Master Fund, L.P., Alpha Capital AG, Crescent International Ltd., Goldplate Investment Partners, Bristol Investment Fund, Ltd., Gamma Opportunity Capital Partners, LP and PEF Advisors Ltd.(3)

10.12 Registration Rights Agreement, dated as of December 24, 2003, among SmarTire Systems Inc. and Palisades Master Fund, L.P., Alpha Capital AG, Crescent International Ltd., Goldplate Investment Partners, Bristol Investment Fund, Ltd., Gamma Opportunity Capital Partners, LP and PEF Advisors Ltd.(3)

10.13 Escrow Agreement, dated as of December 24, 2003, among SmarTire Systems Inc. and Palisades Master Fund, L.P., Alpha Capital AG, Crescent International Ltd., Goldplate Investment Partners, Bristol Investment Fund, Ltd., Gamma Opportunity Capital Partners, LP and PEF Advisors Ltd., and Feldman Weinstein, LLP, as escrow agent(3)

10.14 Form of Discounted Convertible Debenture dated December 24, 2003(3)

10.15 Form of Addendum to Discounted Convertible Debenture dated December 24, 2003(3)

10.16 Form of Stock Purchase Warrant, dated December 24, 2003(3)

10.17 Placement Fee and Subscription Agreement, dated as of December 24, 2003, between SmarTire Systems Inc. and HPC Capital Management(3)

10.18 Stock Purchase Warrant, dated December 24, 2003, registered in the name of HPC Capital Management(3)

10.19 Amendment Agreement between SmarTire Systems Inc. and Talisman Management Limited dated January 21, 2004, amending the Common Stock Purchase Agreement between the parties dated as of July 23, 2003(4)

10.20 Amendment Agreement between SmarTire Systems Inc. and Talisman Management Limited dated January 21, 2004, amending the Registration Rights Agreement between the parties dated as of July 23, 2003(4)

31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

** Filed herewith.

*** Furnished herewith.

(1) Incorporated by reference to SmarTire Systems Inc.'s Form 8-K filed with the Securities and Exchange Commission on December 23, 2003.

(2) Incorporated by reference to SmarTire Systems Inc.'s Form 8-K filed with the Securities and Exchange Commission on November 13, 2003.

(3) Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities and Exchange Commission on January 15, 2004.

(4) Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities and Exchange Commission on February 6, 2004.

(b) Reports on form 8-K.

On November 13, 2003 we filed a Current Report on Form 8-K relating to the exercise of certain outstanding warrants at a reduced exercise price, and the issuance of additional replacement warrants.

On December 23, 2003 we filed a Current Report on Form 8-K relating to a the amendment of our articles of continuance effective December 15, 2003.

On January 5, 2004 we filed a Current Report on Form 8-K relating to a news release dated January 5, 2004 announcing a private placement of discounted unsecured convertible debentures.

On January 7, 2004 we filed an Amended Current Report on Form 8-K/A relating to our news release dated October 22, 2003 in which we had announced the finalization of the agreement appointing Beijing Boom Technology Co. Ltd. as the Master Distributor of our tire pressure monitoring systems (TPMS) in mainland China. The Form 8-K/A was filed for the purpose of re-filing the agreement with certain previously-omitted information included.

SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTIRE SYSTEMS INC.

/s/ Robert Rudman
Robert V. Rudman
Director, President and Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date: March 12, 2004

/s/ Jeff Finkelstein
Jeff Finkelstein
Chief Financial Officer

(On behalf of the Registrant and as Principal Financial Officer)

Date: March 12, 2004