Form 10QSB
period 2004-04-30
SMARTIRE SYSTEMS INC
filed 2004-06-10
CIK 1057293

_____________________________________________________________________________________

U.S. Securities and Exchange Commission
Washington, D.C. 20549
__________________________

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2004.

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-29248
________________________

SMARTIRE SYSTEMS INC.

(Name of small business issuer in its charter)

______________________

Yukon Territory, Canada (State or other jurisdiction of incorporation or organization)	n/a (I.R.S. Employer Identification No.)
#150 - 13151 Vanier Place Richmond, British Columbia, Canada V6V 2J1 (Address of principal executive offices) (Zip Code)
604-276-9884 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]     No  [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares outstanding of our company's common stock at June 1, 2004 was 89,013,091.

Transitional Small Business Disclosure Format (check one): [ ] Yes [ X ] No

_____________________________________________________________________________________

INDEX
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS - APRIL 30, 2004 (UNAUDITED) AND JULY 31, 2003
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) - THREE AND NINE MONTHS ENDED APRIL 30, 2004 AND APRIL 30, 2003
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS - NINE MONTHS ENDED APRIL 30, 2004 (UNAUDITED) AND YEAR ENDED JULY 31, 2003
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - NINE MONTHS ENDED APRIL 30, 2004 AND APRIL 30, 2003
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NINE MONTHS ENDED APRIL 30, 2004 AND APRIL 30, 2003
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

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited and SmarTire Technologies Inc. ("we", "us", "our", and "SmarTire") as of April 30, 2004 and for the three and nine months ended April 30, 2004 and April 30, 2003 are attached hereto.

It is the opinion of management that the interim financial statements for the three and nine months ended April 30, 2004 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Consolidated Financial Statements

(Expressed in United States dollars)

in accordance with United States Generally Accepted Accounting Principles

SMARTIRE SYSTEMS INC.

Periods ended April 30, 2004 and 2003

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
Prepared in accordance with United States Generally Accepted Accounting Principles
(Expressed in United States dollars)
April 30, 2004 and July 31, 2003

	April 30, 2004 (Unaudited)	July 31, 2003
Assets

Current assets:
Cash and cash equivalents	$285,604	$1,843,694
Receivables, net of allowance for doubtful accounts
of nil (2003 - nil)	329,910	405,885
Inventory	2,819,288	806,846
Prepaid expenses	308,692	165,792

	3,743,494	3,222,217

Capital assets	847,193	550,458

Deferred financing costs (note 9)	859,386	183,259

Other assets (note 5)	2,365,185	3,129,658

	$7,815,258	$7,085,592

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$957,163	$788,267
Deferred revenue	25,699	10,018
Promissory note payable (note 6)	750,000	-
Current portion of convertible debentures	292,692	-

	2,025,554	798,285

Convertible debentures, net of equity portion of $2,203,579
(2003 - $1,996,664) (note 7)	885,620	3

Stockholders' equity:
Share capital (note 8):
Preferred shares, par value $1,000 Cdn per share:
100,000 shares authorized
Issued and outstanding; none
Common shares, without par value:
300,000,000 shares authorized (July 31, 2003 - 200,000,000)
82,915,316 shares issued and outstanding at
April 30, 2004 (July 31, 2003 -55,039,065)	56,475,822	48,204,995
Additional paid-in capital	5,048,006	6,681,893
Deficit	(56,149,811)	(48,031,230)
Accumulated other comprehensive loss	(469,933)	(568,354)

	4,904,084	6,287,304

	$7,815,258	$7,085,592

Going concern (note 3)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board
/s/ Robert V. Rudman Robert V. Rudman	Director	/s/ Bill Cronin Bill Cronin	Director

SMARTIRE SYSTEMS INC. Consolidated Statements of Operations Prepared in accordance with United States Generally Accepted Accounting Principles (Expressed in United States Dollars) (Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003

Revenue	$401,423	638,323	$1,259,140	$1,182,674

Cost of goods sold	287,373	443,908	1,034,523	892,313

	114,050	194,415	224,617	290,361

Expenses:
Depreciation and amortization	356,420	312,121	1,030,910	899,371
Engineering, research and	454,715	277,236	1,201,634	800,315
development
General and administrative	560,871	565,420	1,841,877	2,180,782
Marketing	468,312	349,081	1,329,636	1,172,306

	1,840,318	1,503,858	5,404,057	5,052,774

Loss from operations	(1,726,268)	(1,309,443)	(5,179,440)	(4,762,413)

Other earnings (expenses):
Interest income	849	954	5,416	2,616
Net interest and financing	(1,214,435)	(315,287)	(2,960,488)	(1,127,069)
expenses
Foreign exchange gain (loss)	(10,405)	87,047	15,931	149,892

	(1,223,991)	(227,286)	(2,939,141)	(974,561)

Loss for the period	$(2,950,259)	$(1,536,729)	$(8,118,581)	$(5,736,974)

Basic and diluted loss per share	$(0.04)	$(0.06)	$(0.10)	$(0.26)

Weighted average number of common shares used in the computation of basic and diluted loss per share
	80,450,524	25,858,902	77,461,046	22,125,582

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
Prepared in accordance with United States Generally Accepted Accounting Principles
(Expressed in United States dollars)
Nine months ended April 30, 2004 (unaudited) and year ended July 31, 2003 (audited)

	Common shares
	Shares	Amount	Additional paid-in capital	Deferred stock compensation	Deficit	Accumulated other comprehensive loss	Stockholders' equity	Comprehensive income (loss)

		$	$	$	$	$		$ $
Balance at July 31, 2002	18,711,369	42,514,482	885,461	(17,005)	(38,116,601)	(977,291)	4,289,046	nil

Issuance of common shares for cash upon private placements, net of issuance costs of $289,172	6,964,286	1,810,828	-	-	-	-	1,810,828	-
Intrinsic value of beneficial conversion feature of convertible debentures plus fair value of warrants issued	-	-	5,157,521	-	-	-	5,157,521	-
Conversion of convertible debenture and accrued interest to common shares net of issuance costs of $628,526	24,381,133	3,024,395	-	-	-	-	3,024,395	-
Exercise of warrants for cash, net of issuance costs of $61,060	3,300,000	298,940	-	-	-	-	298,940	-
Issuance of shares as fees on equity line of credit	478,412	300,000	-	-	-	-	300,000	-
Fair value of agent's warrants issued on private placements and convertible debentures	-	-	502,367	-	-	-	502,367	-
Debt settlement through issuance of common shares	353,865	77,850	-	-	-	-	77,850	-
Issuance of shares and repricing of warrants to settle a potential claim	850,000	178,500	136,544	-	-	-	315,044	-
Compensation expense	-	-	-	17,005	-	-	17,005	-
Loss for the period	-	-	-	-	(9,914,629)	-	(9,914,629)	(9,914,629)
Translation adjustment	-	-	-	-	-	408,937	408,937	408,937

Balance at July 31, 2003	55,039,065	48,204,995	6,681,893	-	(48,031,230)	(568,354)	6,287,304	(9,505,692)

Exercise of stock options for cash (note 8 (d))	79,400	15,880	-	-	-	-	15,880	-
Intrinsic value of beneficial conversion feature of convertible debentures plus fair value of warrants issued (note 7)	-	-	2,457,023	-	-	-	2,457,023	-
Conversion of convertible debenture and accrued interest to common shares pro-rata allocation between additional paid-in-capital and common shares net of issuance costs of $139,698 (note 7)	16,133,620	4,637,162	(2,552,677)	-	-	-	2,084,485	-
Exercise of warrants for cash, net of issuance costs of $78,370 (note 8(a))	11,463,231	3,582,985	(1,601,970)	-	-	-	1,981,015	-
Issuance of shares as fees for services received (note 8 (e))	200,000	34,800	-	-	-	-	34,800	-
Fair value of agent's warrants issued on private placement of convertible debentures (note 7(a))	-	-	15,699	-	-	-	15,699	-
Issuance of warrants for services received (note 8(e))	-	-	48,038	-	-	-	48,038	-
Loss for the period	-	-	-	-	(8,118,581)	-	(8,118,581)	(8,118,581)
Translation adjustment	-	-	-	-	-	98,421	98,421	98,421

Balance at April 30, 2004 (Unaudited)	82,915,316	56,475,822	5,048,006	-	(56,149,811)	(469,933)	4,904,084	(8,020,160)

SMARTIRE SYSTEMS INC. Consolidated Statements of Cash Flows Prepared in accordance with United States Generally Accepted Accounting Principles (Expressed in United States dollars) (Unaudited)

	Nine months ended
	April 30, 2004	April 30, 2003

Cash provided by (used for):

Operating activities:
Loss for the period	$(8,118,581)	$(5,736,974)
Items not affecting cash:
Depreciation and amortization	1,030,910	899,371
Stock based compensation expense	-	12,753
Non-cash interest and finance charges	2,770,483	1,001,671
Issuance of shares and warrants for services received	82,838
Change in non-cash working capital:
Receivables	86,722	(24,908)
Deferred revenue	15,415	63,991
Inventory	(1,991,079)	423,452
Prepaid expenses	(138,511)	144,609
Accounts payable and accrued liabilities	135,752	325,845

Net cash used in operating activities	(6,126,051)	(2,890,190)

Investing activities:
Purchase of capital assets	(441,619)	(27,954)

Net cash used in investing activities	(441,619)	(27,954)

Financing activities:
Cash received on exercise of stock options	15,880	-
Cash received on exercise of warrants	2,059,385	-
Issuance of common shares	-	2,050,000
Proceeds from convertible debentures	2,725,000	1,118,000
Repayment of convertible debenture	(14,583)
Proceeds from Promissory note	750,000	250,000
Financing costs	(437,696)	(374,177)
Repayment of promissory note	-	(500,000)

Net cash provided by financing activities	5,097,986	2,543,823

Effect of exchange rate differences on cash
And cash equivalents	(88,406)	28,735

Net decrease in cash and cash equivalents	(1,558,090)	(345,586)

Cash and cash equivalents, beginning of period	1,843,694	525,968

Cash and cash equivalents, end of period	$285,604	$180,382

Supplementary information:
Interest and finance charges paid	$190,005	$126,752
Non-cash investing and financing activities:
Conversion of convertible debentures to common shares	2,084,485	-
Settlement of debt through issuance of common shares	-	77,850
Fair value of agents warrants issued in conjunction with	15,699	146,672
private placements
Financing costs included in accounts payable	45,000	-

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
Prepared in accordance with United States Generally Accepted Accounting Principles
(Expressed in United States dollars)
(Unaudited)
Nine Months ended April 30, 2004 and 2003

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

2. Operations:

The Company and its subsidiaries develop and market products incorporating wireless data transmission and processing technologies, primarily for the automotive markets. The Company's primary product is a wireless tire monitoring system which it currently markets for use on passenger vehicles, motorcycles, buses, trucks and other pneumatic tire applications. All sales of its product are made in this industry segment.

3. Going concern:

The Company requires additional financing to fund its operations. The Company has incurred recurring operating losses and has a deficit of $56,149,811. Although the Company has working capital of $1,717,940 as at April 30, 2004, during the nine month period ended April 30, 2004, the Company used cash of $6,567,670 in operating and investing activities.

The Company is pursuing various alternatives to meet its intermediate and long-term financial requirements. During fiscal 2003, the Company realized gross proceeds of $8,078,000 from financing activities to fund its operations. In addition, during the nine months ended April 30, 2004, the Company realized gross proceeds of $5,550,265 from financing activities. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
Prepared in accordance with United States Generally Accepted Accounting Principles
(Expressed in United States dollars)
(Unaudited)
Nine Months ended April 30, 2004 and 2003

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

	Three Months Ended		Nine Months Ended
	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003

Net earnings (loss):
As reported	$(2,950,259)	$(1,536,729)	$(8,118,581)	$(5,736,974)
Stock-based compensation expense recognized using intrinsic method	-	4,250	-	12,753

Stock-based compensation expense determined under fair value based method for all awards	111,910	(115,055)	(1,264,063)	(703,919))

Pro forma	$(2,838,349)	$(1,647,534)	$(9,382,644)	$(6,428,140)

Basic and diluted loss per share:
As reported	(0.04)	(0.06)	(0.10)	(0.26)
Pro forma	(0.04)	(0.06)	(0.12)	(0.29)

The Company recognizes the compensation expense at the date of granting the stock options on a straight-line basis over the vesting period.

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option valuation model with the following range of weighted average assumptions.

	April 30, 2004	April 30, 2003

Expected dividend yield	0%	0%
Expected stock price volatility	135%	128%
Risk-free interest rate	4.13%	4.30%
Expected life of options and warrants	2.00 years	1.67 years

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
Prepared in accordance with United States Generally Accepted Accounting Principles
(Expressed in United States dollars)
(Unaudited)
Nine Months ended April 30, 2004 and 2003

4. Stock-based compensation (continued):

Weighted-average fair values of options granted during the period are as follows:

	April 30, 2004	April 30, 2003

Options whose exercise price at date of grant:
Equals the market price of stock	$-	$0.76
Exceeds the market price of stock	0.20	1.77
Is less than the market price of stock	-	-

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
Prepared in accordance with United States Generally Accepted Accounting Principles
(Expressed in United States dollars)
(Unaudited)
Nine Months ended April 30, 2004 and 2003

5. Other assets (continued):

April 30, 2004	Cost	Accumulated amortization	Net book value

OEM - most medium and heavy duty trucks	$1,737,500	$1,110,782	$626,718
OEM - all other vehicles	3,300,000	1,561,533	1,738,467

	$5,037,500	$2,672,315	$2,365,185

Management believes that the net book value of its other assets of $ 2,365,185 as at April 30, 2004 is recoverable based on expectations of future cash flows from the Company's future sales of tire monitoring systems. Management's belief is based on an undiscounted cash flow analysis of management's current best estimate of projected annual sales to the passenger vehicle and light truck OEM market plus management's projected sales to the heavy truck OEM market.

6. Promissory note payable

On April 15, 2004, the Company received gross proceeds of $750,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. The note bears interest at a rate of 8% per annum and is repayable within 120 days of issuance with accrued interest. As a commitment fee, the holder of the note received $75,000. In addition the Company has recorded an additional $45,000 as a financing expense as the Company estimates it will pay this amount to advisors of the private placement. This fee is currently being negotiated and has not been finalized.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
Prepared in accordance with United States Generally Accepted Accounting Principles
(Expressed in United States dollars)
(Unaudited)
Nine Months ended April 30, 2004 and 2003

7. Convertible debentures:

	Face value of debt	Debt component	Balance to be accreted to operations

Balance as at July 31, 2003	$1,966,667	$3	$1,966,664

11 % discounted convertible debenture with cash finance cost of $218,000 and discount of $768,590 (a)	3,493,590	1,036,567	2,457,023

Accretion of deemed debt discount to interest	-	2,220,108	(2,220,108)

Conversion of $2,063,783 principal amount of 7% and 8% and discounted convertible debentures to common shares (b)	(2,063,783)	(2,063,783)	-

Cash payment on discounted convertible debentures	(14,583)	(14,583)	-

Balance as at April 30, 2004	$3,381,891	$1,178,312	$2,203,579

Financing costs of $35,609 related to the 8% debenture and 11% discounted convertible debenture still outstanding are netted against additional paid-in capital.

(a)

On December 24, 2003, the Company closed a private placement of discounted unsecured convertible debentures in the aggregate principal amount of $3,493,590. The Company also issued 7,939,978 warrants exercisable at $0.25 (subject to adjustment pursuant to the anti-dilution provisions contained in the warrants) with an expiry period of 5 years. The Company issued the convertible debentures at a 22% original issue discount from the face principal amount (based on a notional interest rate of 11% per annum for each year of the two-year term of the debentures), resulting in gross proceeds of $2,725,000. The discount of $768,590 has been recorded in deferred financing charges and is being amortized over the maturity period. Advisors to the transaction received a cash commission of $218,000 and 109,000 three year share purchase warrants exercisable at a price of $0.25 (subject to adjustment pursuant to the anti-dilution provisions contained in the warrants). The fair value of these warrants at the date of grant was estimated at $15,699. The fair value of these warrants was estimated on the date of issuance using the Black-Scholes option valuation model using the following weighted average assumptions: (expected dividend yield 0%, expected stock price volatility 141%, risk free interest rate 3.28%, expected life of warrants 3 years). In addition, expenses of $46,894 for professional fees related to this transaction were incurred. The discounted convertible debentures do not otherwise bear

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
Prepared in accordance with United States Generally Accepted Accounting Principles
(Expressed in United States dollars)
(Unaudited)
Nine Months ended April 30, 2004 and 2003

7. Convertible debentures (continued):

interest, and will mature on April 1, 2006. The outstanding principal amount of each debenture may be converted at any time into shares of our common stock,in whole or in part, at the option of the holder of the debenture at a set price of $0.22 per share (subject to adjustment pursuant to the anti-dilution provisions contained in the debentures). The Company will make the monthly redemption payments over two years in cash unless during the twenty trading day prior notice period immediately prior to the applicable monthly redemption date the Company irrevocably notifies the holder that it will issue underlying shares in lieu of cash at a conversion price equal to the lesser of:

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

Monthly redemption payments for February, March and April 2004 were made in shares of the Company, except for one cash payment of $14,583.

For accounting purposes, the proceeds from the issuance of these convertible debentures were allocated to the fair value of the warrants issued and the intrinsic value of the beneficial conversion feature which amounts to $861,351 and $1,595,672 respectively. The fair value of the warrants was calculated using the Black-Scholes model. The remaining proceeds of $1,036,567 was allocated to debt and is being accreted to the redemption value of the convertible debentures over the maturity period. During the nine months ended April 30, 2004, interest accretion of $578,442 was charged to the statement of operations as interest expense.

(b)

During the nine months ended April 30, 2004, $2,063,783 of principal and $37,637 of interest were converted into common shares resulting in the issuance of 16,133,620 common shares. Interest accretion of $2,101,420 was charged to the statement of operations as interest expense upon or prior to conversion of convertible debentures. The intrinsic value of the conversion feature of $2,552,677 has been reclassified to share capital from additional paid-in capital.

As at April 30, 2004, $325,000 remained outstanding from the July 16, 2003 convertible debenture and $3,056,891 remained outstanding from the December 24, 2003 convertible debenture.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
Prepared in accordance with United States Generally Accepted Accounting Principles
(Expressed in United States dollars)
(Unaudited)
Nine Months ended April 30, 2004 and 2003

8. Share capital:

(a)

For the nine months ended April 30, 2004, the Company realized gross cash proceeds of $2,059,385 and net cash proceeds of $1,981,015 from the exercise of 11,463,231 warrants. 500,000 of these warrants were exercised at $0.104 on April 30, 2004 resulting in gross cash proceeds of $52,000 and net cash proceeds of $49,920 and 10,963,231 of these warrants were exercised in October and November, 2003. The fair value of the 10,963,231 warrants of $1,601,970 was initially recorded as additional paid in capital. On the exercise of the 10,963,231 warrants, $1,601,970 was reclassified to share capital. On October 27, 2003 the Company offered warrant holders who were issued warrants with an exercise price of $0.2645 on May 15, 2003 in connection with the convertible debenture offering a reduction in their exercise price to $0.20 plus one additional warrant at $0.20 if they exercised their warrants. A total of 3,290,596 warrants were exercised. In addition, the Company granted 194,000 additional warrants exercisable at a price of $0.20 per share for five years to a shareholder who also exercised their warrants. On November 6, 2003, the exercise price of the 7,478,635 warrants granted at $0.20 were reduced to $0.1771. Pursuant to the anti-dilution provisions contained in the warrants, the exercise price was reduced to $0.104 per share, which was the deemed price per share of the common stock that was issued to effect the April 1, 2004 redemption payment of the Company's discounted convertible debentures maturing April 1, 2006.

(b)

The Company paid $75,355 to Palisades Master Fund as an early participation bonus, being an amount equal to the difference between the aggregate exercise price that Palisades Master Fund paid upon the exercise of 3,290,596 outstanding warrants at $0.20 per share and the aggregate exercise price that Palisades Master Fund would have paid if it had the benefit of the reduced exercise price of $0.1771 per share. This bonus was accounted for as an interest and financing expense during the nine months ended April 30, 2004.

(c)

On December 15, 2003, the Company's authorized common share capital was increased to 300,000,000 pursuant to a special resolution of the shareholders adopted at the annual and special annual meeting of the Company held on December 11, 2003.

(d)	A summary of stock option transactions and balances during the period ended April 30, 2004 is as follows:

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
Prepared in accordance with United States Generally Accepted Accounting Principles
(Expressed in United States dollars)
(Unaudited)
Nine Months ended April 30, 2004 and 2003

8. Share capital (continued):

	Options Outstanding	Weighted average exercise price

Balance at July 31, 2003	1,714,400	$2.54
Options granted	9,014,600	0.20
Options exercised	(79,400)	(0.20)
Options forfeited	(169,000)	(1.98)

Balance at April 30, 2004	10,480,600	$0.56

These options have a weighted average remaining life of 4.01 years.

(e)

During the nine months ended April 30, 2004, 200,000 common shares with a fair market value of $0.174 per share and 300,000 share purchase warrants with an exercise price of $0.17 per share were issued for services received. The fair value of these warrants at the date of grant was estimated at $48,038. The fair value of these warrants was estimated on the date of issuance using the Black-Scholes option valuation model using the following weighted average assumptions: (expected dividend yield 0%, expected stock price volatility 152%, risk free interest rate 3.94%, expected life of warrants 5 years). As these warrants vest after one year, the fair value of these warrants are amortized over the vesting period and charged as an administration expense.

(f)

As at April 30, 2004, warrants outstanding were exercisable for 38,233,485 (July 31, 2003-32,154,507) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $0.10 to $2.80 per share that expire on various dates until November 10, 2008.

(g)

On July 23, 2003, the Company entered into a common stock purchase agreement with Talisman Management in connection with its 36-month, $15,000,000 equity line of credit facility. As the Company does not plan to access this equity line of credit, it charged $269,381 to interest and finance expenses, which includes the value of the warrants issued in consideration for the equity line of credit.

The Company issued 1,250,000 warrants exercisable at a price of $0.1955 per share for three years as consideration for the equity line of credit. The fair value of these warrants at the date of grant is estimated at $178,259 by the Black-Scholes option valuation model. The fair value of the warrant was recorded as an interest and financing expense as the Company does not plan to draw against the line of credit. Pursuant to the anti-dilution provisions contained in the warrants, the exercise price was reduced to $0.104 per share, which was the deemed price per share of the common stock that was issued to effect the April 1, 2004 redemption payment of the Company's discounted convertible debentures maturing April 1, 2006.

17

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
Prepared in accordance with United States Generally Accepted Accounting Principles
(Expressed in United States dollars)
(Unaudited)
Nine Months ended April 30, 2004 and 2003

9. Deferred financing costs:

TR>

	Nine months ended April 30, 2004	Year ended July 31, 2003

Equity line of credit
Fair value of agents warrants (note 8 (g))	$-	$178,259
Professional fees	-	5,000

	-	183,259

Discounted convertible debenture (note 7 (a))
Discount	768,590	-
Commission	218,000	-
Fair value of agents warrants	15,699	-
Professional fees	46,894	-

	1,049,183	-
Amortization	(189,797)	-

	859,386	-

Total deferred financing charges	$859,386	$183,259

The deferred charges related to the discounted convertible debenture are being amortized over the maturity period. During the nine months ended April 30, 2004, $189,797 was amortized and charged to interest expense.

10. Related party transactions:

During the nine months ended April 30, 2004, the Company incurred expenses of $nil (2003 - $215,108) for consulting services and financing fees on the private sales of its convertible debentures for financing services to a company in which a former director (resigned in March, 2003) of the Company had significant influence.

11. Product warranties:

The Company provides for estimated warranty costs at the time of product sales. Warranty expense accruals are based on best estimate with reference to historical claims experience. As warranty estimates are based on forecasts, actual claim costs may differ from amounts provided. An analysis of changes in liability for product warranties follows:

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
Prepared in accordance with United States Generally Accepted Accounting Principles
(Expressed in United States dollars)
(Unaudited)
Nine Months ended April 30, 2004 and 2003

11. Product warranties (continued):

Balance, July 31, 2003	$20,438
Provision increase	12,400
Expenditures	(4,468)

Balance, April 30, 2004	$28,370

12. Segmented information

The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

Revenue from external customers:

	Three months ended		Nine months ended

	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003

China	$141,488	$9,447	$453,877	$9,447
United States	164,798	246,468	423,334	427,094
Korea	1,350	95,243	93,619	95,243
United Kingdom	31,027	110,710	153,312	178,423
Italy	-	-	-	257,201
Germany	17,244	28,595	33,339	69,066
Other	45,516	147,860	101,659	146,200

	$401,423	$638,323	$1,259,140	$1,182,674

As at April 30, 2004, 53% (July 31, 2003-73%) of the Company's fixed assets were in Canada, 17% (July 31, 2003-27%) were in Europe and 30% were in Korea (July 31, 2003-nil).

Major customers, representing 10% or more of total sales, include:

	Three months ended		Nine months ended

	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003

Customer A	$141,488	-	$423,945	$-
Customer B	-	70,530	-	257,201
Customer C	41,335	69,343	63,924	114,000

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
Prepared in accordance with United States Generally Accepted Accounting Principles
(Expressed in United States dollars)
(Unaudited)
Nine Months ended April 30, 2004 and 2003

13.	Subsequent events:
(a)

On May 19, 2004 the Company received gross proceeds of $750,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. The note bears interest at a rate of 8% per annum and is repayable within 120 days of issuance with accrued interest.

(b)

On May 19, 2004, the Company arranged a $15 million Standby Equity Distribution Agreement from a private investment company. The Company may, at its discretion, draw down $500,000 every seven business days, subject to an effective registration statement. In consideration for each draw down, the Company will sell the its shares of common stock at a 2% discount to the lowest closing bid prices for the 5 trading days after an advance notice is given by the Company. In addition, 5% of each advance will be retained by the private investment company under the equity line of credit. The private investment company intends to sell any purchased shares under the equity line of credit at the then prevailing market price.

On June 1, 2004, the Company filed a registration statement with the Securities and Exchange Commission to register the $15 million equity line of credit. The registration statement is not effective yet.

On June 1, 2004, the Company issued 3,605,769 shares at an effective price of $0.104 per share as payment for the $365,000 commitment fee and $10,000 placement agency fee related to the Standby Equity Distribution Agreement. The issuance of these shares reduced the set price that the holder of the discounted convertible debenture can convert the discounted convertible debenture into common stock and the exercise price of 32,839,131 warrants outstanding to $0.104.

	(c)	On May 20, 2004, the Company realized gross cash proceeds of $120,000 from the exercise of 1,000,000 warrants.

14.	Comparative Figures:
Certain figures have been reclassified to conform with the financial statement presentation adopted for the current period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended April 30, 2004 and 2003 should be read in conjunction with our most recent audited annual financial statements for the financial year ended July 31, 2003, the unaudited interim financial statements included herein, and, in each case, the related notes.

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

We are engaged in developing and marketing technically advanced tire monitoring systems designed for improved vehicle safety, performance, reliability and fuel efficiency. Although, we currently earn revenues primarily from the sale of tire pressure monitoring systems (TPMS) for passenger cars, we anticipate sales of tire pressure monitoring systems (TPMS) to the motorcycle, bus and truck markets to substantially increase as a percentage of our overall revenues over the next year. We are focused on developing and marketing technically advanced tire pressure monitoring systems (TPMS) for the transportation and automotive industries.

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

At the time that it issued the first part of its final rule, the National Highway Traffic Safety Administration (NHTSA) announced that it would be closely monitoring the performance of indirect measurement tire pressure monitoring systems (TPMS) under the second compliance option. We initially expected that the National Highway Traffic Safety Administration (NHTSA) would issue the second part of its final rule on or before March 1, 2005, and that it would, at that time, announce whether indirect tire pressure monitoring systems (TPMS) based on anti-lock brake systems would be a permissible compliance option under the TREAD Act after October 31, 2006. However, due to a Court of Appeals ruling discussed below, we no longer hold these expectations as to the timing and content of the second part of the final rule.

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

Our current strategy involves generating revenue from products available to meet today's demand for dealer-installed options and aftermarket tire pressure monitoring systems (TPMS) combined with the pursuit of passenger car and commercial OEM business. However, the pursuit of large passenger car OEM contracts will involve challenges for management, including overcoming existing relationships that certain of our competitors currently enjoy with automakers.

We introduced our motorcycle tire pressure monitoring system (TPMS) for sale into the aftermarket in September 2002. We recently introduced a substantially improved second generation motorcycle tire pressure monitoring system (TPMS) at the Indy Motorcycle Dealers Show, held in Indianapolis, Indiana in mid-February 2004. During May, 2004 this product became commercially available and we began shipping it to our customers.

In early October 2003, we announced the introduction of a low pressure tire monitoring system (TPMS) for the recreational vehicle market.

We are in the final stages of development of a high pressure tire monitoring system (TPMS) for the commercial vehicle market that includes the recreational vehicle, tractor and trailer, bus, monorail, off-the-road and specialty vehicle markets. We have had some early sales to the recreational vehicle and monorail markets. We are also continuing development of future tire monitoring technologies, including development of concepts and prototypes for the OEM market and tire companies. In addition, we have continued to make progress on the development of transmitters that do not require batteries.

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

In order to maintain its status as our Master Distributor in China, Beijing Boom Technology must also purchase approximately $3.9 million in additional aftermarket passenger car tire pressure monitoring systems (TPMS) during the second year of the agreement. Per our agreement, Beijing Boom Technology was to also establish a network of certified dealers in all provinces of China by May 1, 2004. Although several dealers have been established, the milestone has not been reached. However, in June, 2004 we verbally agreed with Beijing Boom Technology that the milestone be changed towards establishing a network of certified dealers in all major cities in China. Subject to Beijing Boom Technology meeting these milestones, we have agreed not to appoint any other master distributor for mainland China during the initial two-year term of the Master Distributor Agreement.

On September 12, 2003 we entered into a development agreement with Vansco Ltd. This agreement provides for the merging of Vansco's vehicle communication expertise with SmarTire's proven radio frequency (RF) technology to create a high sensitivity, weatherproof, controller area network (CAN), chassis-mounted receiver. The controller area network (CAN) is the most widely used communication standard in vehicles today, allowing for multiplexing, receiving and transmitting of signals from various sources. When controller area network (CAN) technology is combined with our high pressure sensors, we anticipate that this joint development effort will result in a new tire pressure monitoring system (TPMS) targeted directly at OEMs of commercial trucks, buses, agricultural, construction and recreational vehicles. As our joint development objectives with Vansco have been on schedule, we anticipate launching the new CAN receiver before the end of our fiscal 2004 year. Pursuant to our agreement with Vansco, Vansco will market the product directly to its customers in the agricultural vehicle sector and on a case-by-case basis to the commercial truck, bus and construction industries. We will market the jointly developed product to the OEM commercial truck and recreational vehicle markets.

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

RESULTS OF OPERATIONS

Quarter ended April 30, 2004 and April 30, 2003

Revenue

Gross revenue for the quarter ended April 30, 2004 decreased to $401,423 from $638,323 for the quarter ended April 30, 2003. The breakdown of the sources of our gross revenue is as follows:

  Sales of aftermarket passenger car systems decreased to $335,279 for the quarter ended April 30, 2004 from $425,937 for the quarter ended April 30, 2003.
  Sales of OEM passenger car systems decreased to $18,096 for the quarter ended April 30, 2004 from $29,858 for the quarter ended April 30, 2003.
  Sales of aftermarket motorcycle systems decreased to $nil for the quarter ended April 30, 2004 compared to$ 44,033 for the quarter ended April 30, 2003. There were no sales of this product during the current quarter as our distributors were waiting for the release of our second generation motorcycle system. We commenced shipment of our second generation motorcycle system to our distributors during May, 2004 and we anticipate a ramp up in sales of this product during the remainder of our fiscal year as. Although market feedback has been very positive to date, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.
  Sales of aftermarket recreational low pressure vehicle systems were $42,744 for the quarter ended April 30, 2004. The "RoadVoice" and "TrailerVoice", which represent the first tire monitoring systems targeted specifically at the recreational vehicle, towed vehicle and trailer markets was introduced in the quarter ended October 31, 2003.
  Sales of off-the-road (OTR) tire monitoring systems were $nil for the quarter ended April 30, 2004 compared to $43,252 for the quarter ended April 30, 2003. Our off-the-road (OTR) tire pressure monitoring system (TPMS) utilizes a high-pressure transmitter and is designed primarily for off-the-road (OTR) heavy industrial applications and commercial applications. The system may potentially be used not only on large mining trucks, but also heavy mobile equipment (such as tractors, wheeled loaders, graders and the like). Sales of our off-the-road (OTR) tire monitoring systems to date have been limited to those systems which are designed for use on large mining trucks. We anticipate that an increase in sales of this product will follow when we are successful in commercializing the receiver that we are currently developing with Vansco, and in launching our high pressure transmitters which are in the final stages of development.

  Revenue of $nil was recorded for engineering changes to modify our products pursuant to the Hyundai Autonet agreement for the quarter ended April 30, 2004 compared to $95,243 for the quarter ended April 30, 2003. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved.
  Sales of miscellaneous products were $5,304 for the quarter ended April 30, 2004 compared to $nil for the quarter ended April 30, 2003. Dataloggers, which are used to facilitate testing by our OEM customers, accounted for most of our miscellaneous product sales during the quarter.

Gross Margin

Gross margin on product sales decreased to 28% for the quarter ended April 30, 2004 from 30% for the quarter ended April 30, 2003. Although this is a slight decrease from a year ago, the gross margin has substantially improved from the 12% gross margin achieved in our quarter ended January 31, 2004. This increase in gross margin has mainly been due to the migration of the majority of our production to Hyundai Autonet during our third quarter.

Expenses

Expenses increased to $1,840,318 for the quarter ended April 30, 2004 from $1,503,858 for the quarter ended April 30, 2003, as increases in marketing, engineering, research and development expenses and depreciation and amortization were partially offset by a slight decrease in general and administration expenses.

Engineering, research and development expenses increased to $454,715 for the quarter ended April 30, 2004 from $277,236 for the quarter ended April 30, 2003. The increase was attributed to an increase in product development costs and increase in both the number of engineering employees and engineering-related wages. The expenses were primarily incurred to complete the development of our second generation motorcycle product and advance the development of our products for the commercial market.

Marketing expenses increased to $468,312 for the quarter ended April 30, 2004 from $349,081 for the quarter ended April 30, 2003. The increase was primarily the result of higher advertising and promotion expenses and an increase in travel expenses.

General and administrative expenses decreased to slightly $560,871 for the quarter ended April 30, 2004 from $565,420 for the quarter ended April 30, 2003. The decrease was attributed to a decrease in professional fees and lower administration wages. The decrease was partially offset by an increase in investor relation costs and travel expenses.

Depreciation and amortization expense increased to $356,420 for the quarter ended April 30, 2004 from $312,121 for the quarter ended April 30, 2003.

Interest and finance charges increased to $1,214,435 for the quarter ended April 30, 2004 from $315,287 for the quarter ended April 30, 2003. Interest and finance charges for the quarter ended April 30, 2004 included $796,204 in interest and finance charges on our 7% and 8% convertible debentures and our discounted convertible debentures issued in fiscal 2003, $269,381 related to the issuance of our $15M equity line of credit with Talisman Management Limited which we do not plan to use and $120,000 related to the issuance of a $750,000 promissory note on April 15, 2004. Interest and finance charges incurred during the quarter ended April 30, 2003 included $300,000 paid in shares to arrange a $15M equity line of credit that we have not drawn down.

Interest Income

Interest income of $849 was earned for the quarter ended April 30, 2004 as compared to $954 for the quarter ended April 30, 2003.

Foreign exchange gain/loss

A foreign exchange loss of $10,405 was incurred for the quarter ended April 30, 2004 as compared to a foreign exchange gain of $87,047 for the quarter ended April 30, 2003. Foreign exchange gains and losses are due to fluctuations in currency exchange rates and are impossible to predict.

Nine months ended April 30, 2004 and April 30, 2003

Revenue

Gross revenue for the nine months ended April 30, 2004 increased to $1,259,140 from $1,182,674 for the nine months ended April 30, 2003. The breakdown of the sources of our gross revenue is as follows:

  Sales of aftermarket passenger car systems increased to $923,613 for the nine months ended April 30, 2004 from $842,436 for the nine months ended April 30, 2003.
  Sales of OEM passenger car systems increased to $ 117,000 for the nine months ended April 30, 2004 from $98,042 for the nine months ended April 30, 2003.
  Sales of the aftermarket motorcycle system were $1,555 for the nine months ended April 30, 2004 compared to $44,033 for the nine months ended April 30, 2003. We anticipate a ramp up in sales of this product during the remainder of our fiscal year as we commenced shipments of our second generation motorcycle system during May, 2004. Although market feedback has been very positive to date, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.
  Sales of aftermarket recreational low pressure vehicle systems were $58,781 for the nine months ended April 30, 2004. The "RoadVoice" and "TrailerVoice", which represent the first tire monitoring systems targeted specifically at the recreational vehicle, towed vehicle and trailer markets was introduced in during our first quarter ended October 31, 2003.
  Sales of OEM recreational low pressure vehicle systems were $10,682 for the nine months ended April 30, 2004. This system was introduced during our first quarter ended October 31, 2003.
  Sales of the motorsport tire pressure monitoring system (TPMS) decreased to $nil for the nine months ended April 30, 2004 from $44,739 for the nine months ended April 30, 2003. We do not anticipate further sales of our motorsport tire pressure monitoring system (TPMS) as our exclusive motorsport distributor, Pi Research of Cambridge, England, now manufactures and markets their own system. Accordingly, we have discontinued production of our motorsport tire pressure monitoring system (TPMS).

  Sales of off-the-road (OTR) tire monitoring systems were $1,088 for the nine months ended April 30, 2004 compared to $58,181 for the nine months ended April 30, 2003. Our off-the-road (OTR) tire pressure monitoring system (TPMS) utilizes a high-pressure transmitter and is designed primarily for off-the-road (OTR) heavy industrial applications and commercial applications. The system may potentially be used not only on large mining trucks, but also heavy mobile equipment (such as tractors, wheeled loaders, graders and the like). Sales of our off-the-road (OTR) tire monitoring systems to date have been limited to those systems which are designed for use on large mining trucks. We anticipate an increase in sales of this product upon commercialization of the receiver currently under development with Vansco and the launch of our high pressure transmitters.
  Revenue of $96,079 was recorded for engineering changes to modify our products pursuant to the Hyundai Autonet agreement for the nine months ended April 30, 2004 compared to $95,243 for the nine months ended April 30, 2003. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved.
  Sales of miscellaneous products were $50,342 for the nine months ended April 30, 2004 compared to $nil for the nine months ended April 30, 2003.

The miscellaneous products that accounted for $50,342 of our revenue during the nine months ended April 30, 2004 consisted primarily of dataloggers, which are used to facilitate testing by our OEM customers.

Gross Margin

Gross margin on product sales decreased to 18% for the nine months ended April 30, 2004 from 25% for the nine months ended April 30, 2003. The decrease occurred as the product mix of systems sold in the nine months ended April 30, 2004 had lower gross margins than the product mix of systems sold in the nine months ended April 30, 2003. As we recently shifted the majority of our production to Hyundai Autonet, as we expected, our gross margin increased in our third quarter. Although we expect that our gross margin will continue to increase in subsequent quarters, this is dependent on the cost of components and the sales contracts that we enter into.

Expenses

Expenses increased to $5,404,057 for the nine months ended April 30, 2004 from $5,052,774 for the nine months ended April 30, 2003, as increases in marketing, engineering, research and development expenses and depreciation and amortization were partially offset by a decrease in general and administration expenses.

Engineering, research and development expenses increased to $1,201,634 for the nine months ended April 30, 2004 from $800,315 for the nine months ended April 30, 2003. The increase was primarily attributed to an increase in product testing on products that we plan to and have released in the current fiscal year and an increase in the number of engineering employees and engineering-related wages.

Marketing expenses increased to $1,329,636 for the nine months ended April 30, 2004 from $1,172,306 for the nine months ended April 30, 2003. The increase was a primarily a result of an increase in travel and higher marketing-related wages, which increased as a result of the recruitment of a V.P. of Sales and Marketing. This increase was partially offset by lower tradeshow expenditures. Trade show expenses in the nine months ended April 30, 2003 included the cost of attending the Automechanika show, which is held in Europe every two years. The nine months ended April 30, 2003 also included expenses of $130,000 in connection with the termination of a management agreement; 50% of this amount or $65,000 was booked as marketing expenses and 50% was booked as general and administrative expenses.

General and administrative expenses decreased to $1,841,877 for the nine months ended April 30, 2004 from $2,180,782 for the nine months ended April 30, 2003. The decrease was primarily attributed to lower investor relation costs, professional fees administration wages and travel expenses. Investor relation costs were higher during the nine months ended April 30, 2003 as an expense of a non-refundable deposit on a public relations program that did not proceed and the expense of a non-refundable retainer paid to a financial advisory firm was incurred. Administrative wages decreased as there were less administrative employees during the nine months ended April 30, 2004 and as explained above, our general and administrative expenses for the nine months ended April 30, 2003 include $65,000 that was incurred in connection with the termination of a management contract. The decrease was partially offset by an increase in insurance costs.

Depreciation and amortization expense increased to $ 1,030,910 for the nine months ended April 30, 2004 from $899,371 for the nine months ended April 30, 2003.

Interest and finance charges increased to $2,960,488 for the nine months ended April 30, 2004 from $1,127,069 for the nine months ended April 30, 2003. The charges for the nine months ended April 30, 2004 included $2,101,420 in interest and finance charges on our 7% and 8% convertible debentures, and our discounted convertible debentures, $269,381 related to the issuance of our $15M equity line of credit with Talisman Management Limited which we do not plan to use $125,130 related to the issuance of a $750,000 promissory note on April 15, 2004, plus a payment in November 2003 of $75,355 paid to Palisades Master Fund, L.P. as an early participation bonus. As discussed below under the heading "Liquidity and Capital Resources," on October 27, 2003, in order to encourage early exercise of certain outstanding warrants by Palisades Master Fund and three additional warrant holders, we offered to reduce the exercise price of a total of 10,769,231 outstanding warrants from $0.2645 per share to $0.20 per share. Palisades Master Fund elected to accept our offer, but on November 6, 2003, in order to encourage early exercise of the warrants by the remaining three warrant holders, we offered to reduce the exercise price of the remaining 7,478,635 warrants from $0.2645 per share to $0.1771 per share. As a result, we agreed to pay the $75,355 early participation bonus to Palisades Master Fund, being an amount equal to the difference between the aggregate exercise price that Palisades Master Fund paid upon the exercise of 3,290,596 outstanding warrants at $0.20 per share and the aggregate exercise price that Palisades Master Fund would have paid if it had the benefit of the reduced exercise price of $0.1771 per share. The fair value of the early participation bonus is included in interest expense.

Interest and finance charges for the nine months ended April 30, 2003 included $745,826 in interest and finance charges on our 10% redeemable convertible notes issued during the nine months ended April 30, 2003, $65,956 in interest on a promissory note created as part of the consideration for restructuring the Company's strategic relationship with TRW Inc. in August 2001and $300,000 paid in shares to register a $5M equity line of credit that we have not drawn down.

Interest Income

Interest income of $5,416 was earned for the nine months ended April 30, 2004 as compared to $2,616 for the nine months ended April 30, 2003 and was the result of higher average cash balances during the nine months ended April 30, 2004.

Foreign exchange gain

A foreign exchange gain of $15,931 was incurred for the nine months ended April 30, 2004 as compared to a gain of $149,892 for the nine months ended April 30, 2003. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

LIQUIDITY AND CAPITAL RESOURCES

Current Position

We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since inception. As at April 30, 2004, we had an accumulated deficit of $56,149,811. Our net loss for the quarter ended April 30, 2004 was $2,950,259 and for the nine months ended April 30, 2004 was $8,118,581 compared to $1,536,729 for the quarter ended April 30, 2003 and $5,736,974 for the nine months ended April 30, 2003. As of April 30, 2004, our stockholders' equity was $4,904,084 and we had working capital of $1,717,940.

Our cash position at April 30, 2004 was $285,604 as compared to $1,843,694 at July 31, 2003. This decrease was due to the net cash used in operations partially offset by financing and investing activities, each as described below.

Our net loss of $8,118,581 for the nine months ended April 30, 2004 includes non-cash charges of $1,030,910 for depreciation and amortization, $2,770,483 for finance and interest expense and $82,838 for shares and warrants issued for services received. Decreases in non-cash working capital during this period amounted to $1,891,701. Non-cash working capital changes included increases in inventory, prepaid expenses, deferred revenue and accounts payable and accrued liabilities and a decrease in receivables. An increase in inventory of $1,991,079 accounted for the most significant decrease in non-cash working capital. This increase was primarily due to the procurement of components for the production builds at Hyundai Autonet.

During the nine months ended April 30, 2004, we realized aggregate gross cash proceeds of $2,725,000 from the placement of discounted unsecured convertible debentures, $2,059,385 from the exercise of warrants, $750,000 from the issuance of an unsecured promissory note and $15,880 from the exercise of employee stock options as follows:

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
    On October 27, 2003, our former investment banker HPC Capital Management, also agreed to immediately exercise 194,000 outstanding common stock purchase warrants dated May 16, 2003, in consideration of receiving one additional five-year warrant with an exercise price of $0.20 per share for each warrant so exercised. Of the 194,000 warrants exercised by HPC Capital Management under this arrangement, 180,000 were exercised at an exercise price of US$0.13 per share and 14,000 were exercised at an exercise price of US$0.10 per share, resulting in gross proceeds of $24,800.
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
    On April 28, 2004 the Company irrevocably notified the debenture holders that it would make the monthly redemption payments in cash commencing June 1, 2004 until otherwise notified.
    On October 14, 2003 an employee exercised 79,400 employee stock options at $0.20 per stock option.

    On April 15, 2004, the Company received gross proceeds of $750,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. The note bears interest at a rate of 8% per annum and is repayable within 120 days of issuance with accrued interest. As a commitment fee to loan the Company money, the holder of the note received $75,000.

    On April 30, 2004, 500,000 warrants were exercised at $0.104. Pursuant to the anti-dilution provisions contained in certain warrants, the exercise price of 25,290,153 warrants outstanding were reduced to $0.104 per share, which was the deemed price per share of the common stock that was issued to effect the April 1, 2004 redemption payment of the Company's discounted convertible debentures maturing April 1, 2006.

On May 19, 2004 we received gross proceeds of $750,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. The note bears interest at a rate of 8% per annum and is repayable within 120 days of issuance with accrued interest. As a commitment fee to loan the Company money, the holder of the note received $75,000.

On May 19, 2004 we received gross proceeds of $750,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. The note bears interest at a rate of 8% per annum and is repayable within 120 days of issuance with accrued interest. As a commitment fee to loan the Company money, the holder of the note received $75,000.

On May 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, an accredited investor, in connection with a 24-month, $15.0 million equity line of credit facility. The agreement contemplates the potential future issuance and sale of up to $15.0 million of our common stock to Cornell Capital Partners, LP, subject to certain restrictions and other obligations (including the requirement that the underlying shares of common stock issuable to the investor under the facility shall have been registered on an appropriate registration form under the Securities Act of 1933). We may request advances under the equity line of credit once the underlying shares are registered with the Securities and Exchange Commission. Thereafter, we may continue to request advances until Cornell Capital Partners has advanced $15,000,000 or two years after the effective date of the registration statement, whichever occurs first. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC.

Pursuant to the equity line of credit, we may, at our discretion, periodically sell to Cornell Capital Partners during the effectiveness of the related registration statement, shares of common stock for a total purchase price of up to $15.0 million. Each such periodic sale of shares is known as an advance or drawdown. We may request an advance every 7 trading days. The maximum amount of each advance is $500,000. Each advance will close 6 trading days after we give written notice of such advance, at which time we will deliver the appropriate number of shares of our common stock to Cornell Capital Partners, L.P. against payment of the advance amount. For each share of common stock purchased under the equity line of credit, Cornell Capital Partners will pay 98% of the lowest closing bid price on the OTC Bulletin Board, or such other principal market on which our common stock may then be traded, for the 5 days immediately following the notice date. Further, Cornell Capital Partners will retain 5% of each advance as a fee.

 The amount of capital available under the equity line of credit will not be dependent on the price or volume of our common stock. Cornell Capital Partners may not own more than 9.9% of our outstanding common stock at any time. Because Cornell Capital Partners can repeatedly acquire and sell shares, this limitation does not limit the potential dilutive effect or the total number of shares that Cornell Capital Partners may receive under the equity line of credit.

We have issued to Cornell Capital Partners 3,509,615 shares of common stock as a commitment fee under the equity line of credit. In addition, we have also issued, as a placement fee, 96,154 shares of our common stock to Newbridge Securities Corporation.

The net proceeds realized or to be realized by us from these transactions have and are to be used for debt repayment, working capital and the purchase of capital assets.

During the nine months ended April 30, 2004, we also purchased certain capital assets at an aggregate cost of $441,619. The majority of these capital assets were sent to Hyundai Autonet in Korea to facilitate production of our aftermarket tire pressure monitoring systems (TPMS) for passenger cars and motorcycles. .

Our management projects that we will require a minimum of $8.0-$9.5 million to fund our debt repayment, ongoing operating expenses and working capital requirements through July 31, 2005.

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

We plan to raise any additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the private placement of our securities (including shares issuable under our $15M standby equity distribution agreement with Cornell Capital, assuming that we will meet all conditions to effect drawdowns under equity line of credit facility). We may also realize cash proceeds upon the exercise of our outstanding warrants, which cannot be assured.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue for the foreseeable future.

Our management projects that we will require a minimum of $8.0-$9.5 million to fund our debt repayment, ongoing operating expenses and working capital requirements through July 31, 2005 as follows:
Marketing	$1,550,000	$1,750,000
Engineering, research and development	1,500,000	1,600,000
General and administrative	2,000,000	2,200,000
Capital Purchases	150,000	250,000
Debt repayment	145,566	3,537,924 (1)
General Working Capital	162,076	162,076
TOTAL	$5,507,642	$9,500,000

(1) Assumes monthly repayments on the discounted convertible debentures of $145,566 in cash. The amount of cash used to redeem the discounted convertible debentures may be less than April 30, 2004 balance outstanding of $2,911,325 as the debenture holders have the option, at any time, of converting the convertible debenture in whole or in part into shares of our common our common stock at $0.104 per share (subject to adjustment pursuant to the anti-dilution provisions contained in the debentures).

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

    Our motorcycle tire pressure monitoring system (TPMS) was introduced for sale into the aftermarket in September 2002. We introduced a substantially improved second generation motorcycle tire pressure monitoring system (TPMS) in mid-February, 2004 and began delivery of this system to our distributors in May 2004.

    In the nine months ended April 30, 2004, we introduced low pressure tire monitoring systems (TPMS) for the recreational vehicle market. Marketed as "RoadVoiceTM" and "TrailerVoiceTM", they represent the first tire monitoring systems targeted specifically at the recreational vehicle, towed vehicle and trailer markets. We also plan to introduce high pressure tire monitoring systems (TPMS) for these markets during fiscal 2004.
    In May, 2004, we completed the development of a new receiver to facilitate the manufacture of pressure monitoring systems (TPMS) for commercial vehicles, which we expect to commence in July 2004.

The continuation of our business is dependent upon obtaining further financing, market acceptance of our current products and any new products that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations.

As discussed above under the heading "Liquidity and Capital Resources, we plan to raise any additional capital required to meet the balance of our estimated funding requirements through January 31, 2005, primarily through the private placement of our securities (including shares of our common stock that are reserved for issuance upon use of our $15M standby equity distribution agreement entered into on May 19, 2004).

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

Going Concern

We require additional financing to fund our operations. We have incurred recurring operating losses and have a deficit of $56,149,811 and working capital of $1,717,940 as at April 30, 2004. During the nine months ended April 30, 2004, we used $6,126,051 cash in operating activities and $441,619 to purchase capital assets. Accordingly, during the nine months ended April 30, 2004, we raised gross cash proceeds from the exercise of warrants of $2,059,385 and $2,725,000 from the issuance of 22% discounted convertible debentures to fund our operations. In addition, on May 20, 2004 the Company received gross proceeds of $750,000 upon the issuance of an unsecured short-term promissory note.

We are taking the steps necessary to be able to draw down amounts under the $15.0 million standby equity distribution agreement, which, as discussed elsewhere in this quarterly report, is subject to various conditions and limitations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Our consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, our consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Revenue Recognition

We recognize revenue when there is persuasive evidence of an arrangement, goods are shipped and title passes, collection is probable, and the fee is fixed or determinable. Customer acceptance is used as the criterion for revenue recognition when the product sold does not have an established sales history to allow management to reasonably estimate returns and future provisions. Provisions are established for estimated product returns and warranty costs at the time the revenue is recognized. We record deferred revenue when cash is received in advance of the revenue recognition criteria being met. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved. Engineering services revenue for the nine months ended April 30, 2004 were $96,079 (nine months ended April 30, 2003 - nil).

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being April 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

The following changes in our securities occurred during the three months ended April 30, 2004:

On April 30, 2004 500,000 warrants were exercised at an exercise price of $0.104 per share to a U.S. person upon exercise of warrants previously granted to it. We relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 to effect the issuance of the underlying shares of our common stock.

By conversion notice effective April 15, 2004, a holder of 8% convertible debentures (described below) elected to convert $100,000 of principal and $6,067 in accrued interest outstanding under the convertible debentures. In response, we issued 823,680 shares of our common stock to the debenture holder relying on section 3(a)(9) of the Securities Act of 1933.

On April 2, 2004, we issued a total of 1,399,676 shares of our common stock, at a deemed issue price of $0.1040 per share, to the holders of our discounted convertible debentures, upon exercise of our right to effect payment of the monthly redemption amount due under the discounted convertible debentures in shares of our common stock. We relied on section 3(a)(9) of the Securities Act of 1933, Rule 506 of Regulation D and/or Section 4(2)of the Securities Act of 1933 in issuing these shares.

On March 2, 2004, we issued a total of 1,033,851 shares of our common stock, at a deemed issue price of $0.1408 per share, to the holders of our discounted convertible debentures, upon exercise of our right to effect payment of the monthly redemption amount due under the discounted convertible debentures in shares of our common stock. We relied on section 3(a)(9) of the Securities Act of 1933, Rule 506 of Regulation D and/or Section 4(2)of the of the Securities Act of 1933 in issuing these shares.

On February 3, 2004, we issued a total of 812,045 shares of our common stock, at a deemed issue price of $0.1613 per share, to six of the holders of our discounted convertible debentures, upon exercise of our right to effect payment of the monthly redemption amount due under the discounted convertible debentures in shares of our common stock. We relied on section 3(a)(9) of the Securities Act of 1933, Rule 506 of Regulation D and/or Section 4(2)of the of the Securities Act of 1933 in issuing these shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
Number Description

10.1 Registration Rights Agreement, dated as of May 19, 2004, between SmarTire Systems Inc. and Selling stockholder Limited(1)

10.2 Escrow Agreement, dated as of May 19, 2004, among SmarTire Systems Inc., Selling stockholder Limited and Feldman Weinstein, LLP, as escrow agent(1)

10.3 Amendment Agreement between SmarTire Systems Inc. and Talisman Management Limited dated January 21, 2004, amending the Common Stock Purchase Agreement between the parties dated as of July 23, 2003(2)

10.4 Amendment Agreement between SmarTire Systems Inc. and Talisman Management Limited dated January 21, 2004, amending the Registration Rights Agreement between the parties dated as of July 23, 2003(2)

10.5 Form of Promissory note issued to Cornell Capital Partners, LP(3)

10.6 Standby Equity Distribution Agreement dated May 19, 2004(1)

10.7 Registration Rights Agreement dated May 19, 2004(1)

10.8 Escrow Agreement with Cornell Capital(1)

31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

** Filed herewith.

*** Furnished herewith.

(1) Incorporated by reference to SmarTire System Inc.'s Form SB-2 filed with the Securities and Exchange Commission on June 2, 2004

(2) Incorporated by reference to SmartTire System Inc.'s Form SB-2 filed with the Securities and Exchange Commission on February 6, 2004

(3) Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on April 28, 2004.

(b) Reports on form 8-K.

On April 21, 2004 we filed a Current Report on Form 8-K relating to the issuance of a Promissory note.

SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTIRE SYSTEMS INC.

/s/ Robert Rudman
Robert V. Rudman
Director, President and Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date: June 10, 2004

/s/ Jeff Finkelstein
Jeff Finkelstein
Chief Financial Officer

(On behalf of the Registrant and as Principal Financial Officer)

Date: June 10, 2004