Form 10KSB
period 2004-07-31
SMARTIRE SYSTEMS INC
filed 2004-10-29
CIK 1057293

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-KSB (MARK ONE)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT OF
      1934

      FOR THE FISCAL YEAR ENDED JULY 31, 2004

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


      FOR THE TRANSITION PERIOD FROM ________ TO________

                         COMMISSION FILE NUMBER 0-29248

                               ------------------

                              SMARTIRE SYSTEMS INC.
                 (Name of small business issuer in its charter)

                               ------------------

    YUKON TERRITORY, CANADA                                   N/A
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

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

                                  COMMON STOCK

                              (TITLE OF EACH CLASS)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
[X] Yes [_] No

           Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

           State issuer's revenues for its most recent fiscal year: $1,658,279

At October 15, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, was $6,621,193 .

           The number of shares outstanding of our Company's common stock at October 15, 2004 was 217,224,375.

           Transitional Small Business Disclosure Format (check one):
[_] Yes [X] No

================================================================================

                                      INDEX
                                                                            Page
                                                                          Number
    PART I

    Item 1.   Description of Business                                          3

    Item 2.   Description of Property                                         29

    Item 3.   Legal Proceedings                                               29

    Item 4.   Submission of Matters to a Vote of Security Holders             29

    PART II

    Item 5.   Market for Common Equity and Related Stockholder Matters        30

    Item 6.   Management's Discussion and Analysis or Plan of Operation       35

    Item 7.   Financial Statements                                            47

    Item 8.   Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure                             47

    Item 8A.  Controls and Procedures                                         47

    PART III

    Item 9.   Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange Act      48

    Item 10.  Executive Compensation                                          52

    Item 11.  Security Ownership of Certain Beneficial Owners
              and Management                                                  57

    Item 12.  Certain Relationships and Related Transactions                  59

    Item 13.  Exhibits and Reports on Form 8-K                                60

    Item 14.  Principal Accountant Fees and Services                          61

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

ITEM 1.    DESCRIPTION OF BUSINESS

           We (together with our subsidiaries) are engaged in the development and marketing of tire monitoring systems (TMS) designed for improved vehicle safety, performance, reliability and fuel efficiency. During the fiscal year ended July 31, 2004, we earned revenues primarily from the sale of tire monitoring systems (TMS) for passenger cars. Our principal executive offices are located at #150 - 13151 Vanier Place, Richmond, British Columbia, Canada, V6V 2J1. We were incorporated under the laws of the Province of British Columbia on September 8, 1987, and were continued under the laws of the Yukon Territory to become a Yukon corporation effective February 6, 2003. Our telephone number is
(604) 276-9884.

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

           On September 24, 2002, we and Pirelli Pneumatici signed a Supply Agreement for tire monitoring systems (TMS) that measure the pressure and temperature of car, truck and motorcycle tires. The tire monitoring systems
(TMS) are produced and tested by our Company, and marketed and sold by Pirelli under the name X-PressureTM. The systems went on sale by the end of 2002 through Pirelli's tire distribution channels in Italy, Germany, United Kingdom, Spain and Switzerland. During October 2002, we made our first shipment to Pirelli under the Supply Agreement. Pirelli is currently testing our second generation motorcycle system.

           In December 2002, we entered into an eight-year supply commitment letter for tire monitoring systems (TMS) to be offered as part of the OEM package on certain vehicles produced by Aston Martin. We are committed to supply the systems in response to purchase orders submitted by Aston Martin from time to time. Aston Martin initially installed TPS on the V12 Vanquish. In September 2004, it began to purchasing TMS for installation on its DB9 model that went into production earlier in 2004.

           We completed the development and launch of our second generation tire monitoring systems (TMS) for the passenger car and light truck market during the fiscal year ended July 31, 2001. We introduced our motorcycle tire pressure monitoring system (TPMS) for sale into the aftermarket in September 2002. We recently introduced a substantially improved second generation motorcycle tire pressure monitoring system (TPMS) at the Indy Motorcycle Dealers Show, held in Indianapolis, Indiana in mid-February 2004. During May 2004 this product became commercially available and we began shipping it to our customers. In August 2004, we discovered that the sensor/transmitter may break during installation on the subset of motorcycle rims with curved rim surfaces when the strap is torqued to its required value. On September 14, 2004 we contacted the National Highway Transportation Safety Administration (NHTSA) to determine if a Safety Defect and

Non Compliance Report was required and was advised that this was necessary. Our remedy for the defect was to recall 100% of affected sensor/transmitter items from the field and replace both recalled and inventory sensor/transmitters with sensor/transmitters previously manufactured by a different supplier that have been tested and known to use plastics that provide the required mechanical properties. Additionally to ensure that transmitters are used only on rims with flat drop center wells (as originally designed for) and not curved, the additional precautionary steps were taken:

      o Adding improved warnings and instruction sheet to new product as well as product in inventory at dealers and distributors that clarify flat rim drop center well application only

      o Removal of tire pressure monitoring system (TPMS) on motorcycles with rims with curved drop center wells

           We anticipate the cost of this recall will be approximately $US 67,000. In addition, we are currently working on a solution to enable us to sell our tire pressure monitoring system (TPMS) on motorcycles with rims with curved drop center wells.

           In February 2003, we signed a manufacturing, co-marketing and development agreement with Hyundai Autonet Company, Ltd., an established Korean automotive electronics supplier. Under this agreement, Hyundai Autonet and we will co-develop, manufacture and distribute tire monitoring products to Hyundai Autonet original equipment vehicle manufacturers and the automotive aftermarket in Korea. The agreement provides for the payment to us by Hyundai Autonet of a total of $300,000 in fees, to cover the cost to develop a receiver and transmitter that can be used in the Korean and Japanese markets. Initial payments totaling $165,000 were made by Hyundai Autonet upon execution of our agreement, and the balance of $135,000 is payable upon the attainment of certain milestones including the completion of validation testing of these products and the launch of these products in South Korea. We originally expected to receive an ongoing revenue stream through the sales of proprietary components to Hyundai Autonet beginning in early 2004. However due to delays in attaining these milestones, we now expect revenue from the sale of these components to commence in early 2005.

           In October 2003, we signed a contract manufacturing services agreement with Hyundai Autonet Company (HACO). Under the terms of the agreement, HACO will manufacture the Company's proprietary line of tire pressure monitoring systems (TPMS) for sale and distribution globally by SmarTire. HACO's tier one manufacturing status provides SmarTire the opportunity to compete on a worldwide basis with higher quality products, an increased volume capability and a more flexible cost structure.

           On September 8, 2003, we entered into an agreement in principle appointing Beijing Boom Technology Co. Ltd. as the Master Distributor of our tire pressure monitoring systems (TPMS) in mainland China. The agreement in principle led to a formal Master Distributor Agreement between us and Beijing Boom Technology dated October 17, 2003, which provides for an initial two year term ending on October 9, 2005 and automatic renewal for successive one-year terms subject to termination by either party on giving 90 days' advance notice in writing. Beijing Boom Technology has agreed to purchase over $1.5 million in aftermarket passenger car tire pressure monitoring systems (TPMS) at fixed intervals during the first year of the agreement. Beijing Boom Technology must submit purchase orders to us for these products in accordance with a fixed delivery schedule covering the first year of the agreement, and must pay for each shipment before the products are shipped until March 2004. Beijing Boom Technology may return products to us, but any products which are returned without our prior written consent are subject to a charge equal to 50% of the invoiced value of such products. As Beijing Boom Technology has not placed orders in accordance with the fixed delivery schedule, we have continued to require them to make an advance payment to us prior to each shipment.

           In order to maintain its status as our Master Distributor in China, Beijing Boom Technology must also purchase approximately $3.9 million in additional aftermarket passenger car tire pressure monitoring systems (TPMS) during the second year of the agreement. Per our agreement, Beijing Boom Technology was to also establish a network of certified dealers in all provinces of China by May 1, 2004. Although several dealers have been established, the milestone has not been reached. However, in June 2004 we verbally agreed with Beijing Boom Technology that the milestone be changed towards establishing a network of certified dealers in all major cities in China. Subject to Beijing Boom Technology meeting these milestones, we have agreed not to appoint any other master distributor for mainland China during the initial two-year term of the Master Distributor Agreement.

           On September 12, 2003 we entered into a development agreement with Vansco Ltd. This agreement provides for the merging of Vansco's vehicle communication expertise with our proven radio frequency (RF) technology to create a high sensitivity, weatherproof, J1939 controller area network (CAN), chassis-mounted receiver. The J1939 controller area network (CAN) is the most widely used communication standard in commercial vehicles today, allowing for multiplexing, receiving and transmitting of signals from various sources. When controller area network (CAN) technology is combined with our high pressure sensors, we anticipate that this joint development effort will result in a new tire pressure monitoring system (TPMS) targeted directly at original equipment manufacturers (OEMs) of commercial trucks, buses, agricultural, construction and recreational vehicles. The new receiver module is completing its final test phase with the first pilot build of 300 units scheduled to be completed during the month of October 2004. Currently the receiver module and associated tire pressure monitoring sensors are also being tested and evaluated by several selected Original Equipment Manufacturers (OEMs). The 300 units will be utilized to meet test demands from Original Equipment Manufacturers (OEMs). Vansco will be manufacturing the module for us.

           On October 10, 2003 we entered into a Co-Marketing and Development agreement with Haldex Brake Products Ltd., and a related Supply Agreement with Haldex. Under the terms of this agreement, we will engage in a joint development program to integrate our tire pressure monitoring systems (TPMS) with Haldex's brake systems, with the view to creating commercial high pressure tire pressure monitoring systems (TPMS) for marketing and resale by Haldex. We anticipate that any new products that result from our collaboration with Haldex will be targeted at both Original Equipment Manufacturers (OEMs) and aftermarket applications predominately for trailers. Once development is complete, we plan to execute on the Supply Agreement with Haldex.

           On June 3, 2004, in conjunction with its Master Distributor in China, Beijing Boom Technology Co. Ltd., we finalized a major sales order with its exclusive dealer in Taiwan, Chu Chang International Ltd. ("CCIL").The order was valued at approximately $5 million and was to be secured by an irrevocable letter of credit. To date, we have not shipped any product to CCIL as they have not provided us with an irrevocable letter of credit.

Government Regulations

           Our products are subject to regulation by the government agencies responsible for radio frequencies in each country that our tire pressure monitoring systems (TPMS) will be sold. For example, in the United States approval must be received from the Federal Communications Commission for each product. Some countries require additional governmental approvals in certain circumstances. For example, in the United Kingdom, all electronic equipment to be installed in emergency and police vehicles must be approved by the Vehicle Installation Development Group, a governmental body. And, as a practical matter, certain non-governmental approvals may be necessary for market acceptance of our products in certain countries. For example, the approval of TUV (an independent testing company) is considered necessary to market our tire pressure monitoring systems (TPMS) in Germany.

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

      o     operate while the vehicle is stationary;

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

           Three not-for-profit advocacy organizations, Public Citizen, Inc., New York Public Interest Research Group and The Center for Auto Safety filed a petition in United States Court of Appeals for the Second Circuit seeking review of the National Highway Traffic Safety Administration's (NHTSA) final rule. The Secretary of Transportation was named as the respondent in the matter, and Alliance of Automobile Manufacturers was an intervener. On August 6, 2003, the United States Court of Appeals, Second Circuit, granted the petition for review, vacated the National Highway Traffic Safety Administration's (NHTSA) final rule, and remanded the matter to the National Highway Traffic Safety Administration (NHTSA) for further rulemaking proceedings in a manner consistent with the court decision.

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

           On September 10, 2004 the NHTSA's (National Highway Traffic Safety Administration) issued a Notice of Proposed Rulemaking (NPRM) document defining their current position. Comments on the proposed Rulemaking must be received on or before 60 days after date of publication (of the NRPM) in the Federal Register. The National Highway Traffic Safety Administration (NHTSA) is proposing a new Federal Motor Vehicle Safety Standard (FMVSS) requirement for four tire, 25-percent under-inflation detection. The rule proposes requirements for covered vehicles manufactured on or after September 1, 2005. The National Highway Traffic Safety Administration (NHTSA) is proposing the following phase in schedule:

      o     50  percent  of a vehicle  manufacturer's  light  vehicles  would be
            required  to  comply  with  the  standard   during  the  first  year
            (September 1, 2005 to August 31, 2006);

      o 90 percent during the second year (September 1, 2006 to August 31, 2007;

      o     all light vehicles thereafter.

The National Highway Traffic Safety Administration (NHTSA) is also proposing the following:

      o to require vehicle manufacturers to assure compliance with Federal Motor Vehicle Safety Standard 138 (FMVSS) with the tires installed on the vehicle at the time of the initial sale;

      o to require the tire pressure monitoring system (TPMS) to be equipped with a telltale that would alert the driver of a tire pressure monitoring (TPM) malfunction. The malfunction warning be provided either through a separate, dedicated telltale or through a distinctive warning delivered by the low pressure telltale

      o the use of a specific test course (i.e., the Southern loop of the tread wear test course, San Angelo, Texas) which is both objective and representative of a range of driving conditions;

      o the tire pressure monitoring system (TPMS) would be required to warn the driver when the tire pressure in one or more of the vehicle's tires, up to a total of four tires, is 25 percent or more below the vehicle manufacturer's recommended cold inflation pressure for the tire, or a minimum level of pressure specified in the standard, whichever pressure is higher

      o     vehicle   manufacturers   would  be  required  to  certify   vehicle
            compliance under the standard with the tires installed on the vehicle at the time of the initial vehicle sale;

      o the tire pressure monitoring system (TPMS) would be required to include a low tire pressure warning telltale (Yellow) that must remain illuminated as long as any of the vehicle's tires remains significantly under inflated and the vehicle's ignition locking system is in the "On" ("Run") position. The telltale must be extinguished when all of the vehicle's tires cease to be significantly under inflated. The tire pressure monitoring system
            (TPMS) low tire pressure warning telltale would be required to perform a bulb-check at vehicle startup;

      o the tire pressure monitoring system (TPMS) also would be required to include a malfunction indicator to alert the driver when the system is non-operational, and thus unable to provide the required low pressure warning. The National Highway Traffic Safety Administration (NHTSA) is proposing that the malfunction would be indicated by either:

            (1)   separate dedicated telltale (Yellow) or;

            (2) designing the low pressure telltale so that it flashes for one minute when a malfunction is detected after which the telltale will remain illuminated as long as the ignition locking system is in the "On" ("Run") position. This flashing and illumination sequence would be repeated upon each subsequent vehicle start up until the situation has been corrected

      o the tire pressure monitoring system (TPMS) would not be required to monitor the spare tire (if provided) either when it is stowed or when it is installed on the vehicle;

      o For vehicle's certified under the standard, vehicle manufacturers would be required to provide in the owners manual an explanation of the purpose of the low tire pressure warning telltale, the potential consequences of significantly under-inflated tires, the meaning of the telltale when it is illuminated, and what action the driver should take when the telltale is illuminated.

           To encourage early compliance, the National Highway Traffic Safety Administration (NHTSA) is proposing to permit carry-forward credits for vehicles that are certified as complying with the standard and that are manufactured on or after the effective date of the final rule. However, beginning September 1, 2007 all covered vehicles would be required to comply with the standard, without regard to any earlier carry forward credits. It will not be permissible for dealer to install tires on a new vehicle that would take the vehicle out of compliance with the tire pressure monitoring system (TPMS) standard. the National Highway Traffic Safety Administration (NHTSA) is proposing to permit vehicle manufactures to incorporate a second, red light to accompany the continuously illuminated yellow tire pressure monitoring system (TPMS) telltale, which would be illuminated when pressure in one or more tires becomes dangerously under-inflated, as determined by the manufacturer. It will be permissible to incorporate the tire pressure monitoring system (TPMS) telltale as part of a reconfigurable display, provided that the illumination of the yellow telltale is continuous while one or more tires are under-inflated. The National Highway Traffic Safety Administration (NHTSA) will retain their discretion regarding how they will structure phase in requirements for small volume manufacturers (5,000 vehicles or less for the North American market) and will make such determination on a case by case basis. Original equipment manufacturers' (OEM's) are free to select a low pressure alert level at a higher level than the 25 percent below placard.

           Our direct measurement tire monitoring systems (TMS) products meet the standard for tire pressure monitoring established by the National Highway Traffic Safety Administration (NHTSA). Accordingly, we believe the auto manufacturers must accelerate their implementation plans in order to meet these new National Highway Traffic Safety Administration (NHTSA) which will create additional opportunities to market our products to Original equipment manufacturers' (OEM's) in the automobile industry. In addition, although the TREAD Act only applies to passenger automobiles, we believe that other motor vehicles, including medium and heavy trucks, buses and motorcycles will be impacted by this legislation in subsequent years. We also believe that compliance with the TREAD Act by European, Japanese, Chinese and other automakers will accelerate the adoption of tire monitoring systems (TMS) globally.

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

           On October 17, 2003, we signed a contract manufacturing services agreement with Hyundai Autonet Company (HACO), a leading Korean automotive electronics supplier and a subsidiary of Hyundai Group. Under the terms of the agreement, HACO will manufacture the Company's proprietary line of tire pressure monitoring systems (TPMS) for sale and distribution globally by SmarTire. HACO's tier one manufacturing status will provide SmarTire the opportunity to compete on a worldwide basis with higher quality products, an increased volume capability and a more flexible cost structure.

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

           SensoNor and our Company subsequently entered into an Application Specific Integrated Sensor (ASIS) Purchase and Supply Contract dated November 1, 2001, pursuant to which we paid SensoNor a fee of $500,000. The SensoNor low pressure ASIS is used in our low pressure transmitters.

(c)        GE Nova Sensor

           In 2004, our ASIS procurement strategy was refined to begin procuring the high pressure ASIS from GE Novasensor. Low pressure ASIS's would be purchased from both GE Nova Sensor and SensoNor.

(d)        Alligator Ventilfabrik GmbH

           On December 10, 1999, we entered into an agreement to develop valve stem designs and tire monitoring electronic packaging for new market applications and new tire monitoring technologies with Alligator Ventilfabrik GmbH ("Alligator"). Based in Giengen, Germany, Alligator is currently supplies us with valve stems that allow the attachment of tire monitoring sensors inside the tire.

(e)        Transense Technologies plc

           On December 2, 1999, we entered into a licensing agreement with Transense Technologies of Oxfordshire, England, pursuant to which we were granted a non-exclusive, worldwide right to develop and market Transense's Surface Acoustic Wave technology for use in tire monitoring. Transense researches, develops and markets the use of its patented technology in the automotive industry. To date, we have not used Transense's Surface Acoustic Wave technology for use in our tire monitoring applications.

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

           We introduced our motorcycle tire pressure monitoring system (TPMS) for sale into the aftermarket in September 2002. We recently introduced a substantially improved second generation motorcycle tire pressure monitoring system (TPMS) at the Indy Motorcycle Dealers Show, held in Indianapolis, Indiana in mid-February 2004. During May, 2004 this product became commercially available and we began shipping it to our customers. As discussed under "corporate history", we encountered a component defect issue as well as an application issue with curved rims and initiated a recall in September 2004. We have corrected the component defect issue and are currently working on a solution to supply TPMS to motorcycles with curved rims.

           On September 12, 2003 we entered into a development agreement with Vansco Ltd. This agreement provides for the merging of Vansco's vehicle communication expertise with SmarTire's proven radio frequency (RF) technology to create a high sensitivity, weatherproof, J1939 controller area network (CAN), chassis-mounted receiver. The J1939 controller area network (CAN) is the most widely used communication standard in commercial vehicles today, allowing for multiplexing, receiving and transmitting of signals from various sources. When controller area network (CAN) technology is combined with our high pressure sensors, we anticipate that this joint development effort will result in a new tire pressure monitoring system (TPMS) targeted directly at OEMs of commercial trucks, buses, agricultural, construction and recreational vehicles. The new receiver module is completing its final test phase with the first pilot build of 300 units scheduled to be completed during the month of October 2004. Currently the receiver module and associated tire pressure monitoring sensors are also being tested and evaluated by several selected OEMs. The 300 units will be utilized to meet test demands from OEMs who manufacture commercial vehicles. Vansco will be manufacturing the module for us.

           On October 10, 2003 we entered into a Co-Marketing and Development agreement with Haldex Brake Products Ltd., and a related Supply Agreement with Haldex. Under the terms of this agreement, we will engage in a joint development program to integrate our tire pressure monitoring systems (TPMS) with Haldex's brake systems, with the view to creating commercial high pressure tire pressure monitoring systems (TPMS) for marketing and resale by Haldex. We anticipate that any new products that result from our collaboration with Haldex will be targeted at both OEM and aftermarket applications predominately for trailers. Once development is complete, we plan to execute on the Supply Agreement with Haldex.

           During July 2004, we successfully completed the initial prototype test phase of a new battery-less tire pressure and temperature monitoring system. With the automotive industry in search of a tire monitoring technology that does not rely on batteries, we believe that our next generation of tire monitoring systems could set a new standard.

           Current tire monitoring systems use battery power to transmit pressure and temperature information from sensors inside the tires to a receiver located within the vehicle. Our new technology involves a passive sensor inside each tire that is energized by an antenna located within each wheel arch.

           We are continuing to advance our battery-less system, that offers significant improvements over current battery powered tire monitoring technologies. Elimination of the battery in the sensor greatly reduces its weight, size and cost. Sensor life and reliability are increased and battery disposal issues are eliminated, creating an environmentally "green" solution. This new approach to tire monitoring allows tires to be rotated or changed without re-programming the system. It also tracks tire revolutions, a critical variable in predicting tire life.

Marketing

           Our subsidiaries, SmarTire USA and SmarTire Europe, were established to market our tire monitoring systems (TMS) products. SmarTire USA and SmarTire Europe were mandated to establish a distribution network for the automotive aftermarket including the supporting sales and support infrastructure and to create OEM opportunities with automotive manufacturers.

           As a result of the enactment of the TREAD Act and the restructuring of our strategic alliance with TRW, we have substantially changed our marketing strategy to take advantage of OEM business for vehicles manufactured or imported into the United States. We expect that, as tire monitoring systems (TMS) become standard equipment for new passenger vehicles in the United States over the next few years, demand for tire monitoring systems (TMS) will increase on a worldwide basis.

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

           We completed the development and launch of our second generation tire monitoring systems (TMS) for the passenger car and light truck market during the fiscal year ended July 31, 2001. We introduced our motorcycle tire pressure monitoring system (TPMS) for sale into the aftermarket in September 2002. We recently introduced a substantially improved second generation motorcycle tire pressure monitoring system (TPMS) at the Indy Motorcycle Dealers Show, held in Indianapolis, Indiana in mid-February 2004. During May 2004 this product became commercially available and we began shipping it to our customers. In August 2004, we discovered that the sensor/transmitter may break during installation on the subset of motorcycle rims with curved rim surfaces when the strap is torqued to its required value. On September 14, 2004 we contacted the National Highway Transportation Safety Administration (NHTSA) to determine if a Safety Defect and Non Compliance Report was required and was advised that this was necessary. SmarTire's remedy for the defect was to recall 100% of affected sensor/transmitter items from the field and replace both recalled and inventory sensor/transmitters with sensor/transmitters previously manufactured by a different supplier that have been tested and known to use plastics that provide the required mechanical properties. Additionally SmarTire wishes to ensure that transmitters are used only on rims with flat drop center wells (as originally designed for) and not curved. The additional precautionary steps were taken:

      o Adding improved warnings and instruction sheet to new product as well as product in inventory at dealers and distributors that clarify flat rim drop center well application only

      o Removal of tire pressure monitoring system (TPMS) on motorcycles with rims with curved drop center wells

           We anticipate the cost of this recall will be approximately $US 67,000. In addition, we are currently working on a solution to enable us to sell our tire pressure monitoring system (TPMS) on motorcycles with rims with curved drop center wells.

           The aftermarket opportunity currently consists of a niche market in the enthusiast and high performance segment. To access this niche, we have worked to establish a wholesale distribution network in Europe, while in North America we have sought to work directly with major retail distributors.

           In June 2004, we released tire pressure monitoring systems (TPMS) for high pressure tires. These high pressure systems are designed for use by buses, recreational and commercial vehicles. Maintaining proper tire inflation on large vehicles is important to maximizing fuel economy, tire life and the safety of the driver and cargo. We believe this market segment provides us with our largest sales opportunities and our products are being tested by many of the worlds premier RV, Truck and Bus manufacturers.

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

Our main competitors with respect to direct tire monitoring systems (TMS) include the following:

      o Schrader Bridgeport, claims to be the world's largest producer of tire valves and tire-pressure measurement equipment with over $140 million in annual sales. The tire monitoring systems (TMS) developed by Schrader has been used on Chevrolet Corvettes since 1996. The Schrader tire monitoring systems (TMS) was also used on the Plymouth Prowler during its five-year production run from 1997 to 2002. The product is being aggressively marketed at the OEM level. As a transmitter supplier, Schrader has teamed with receiver suppliers to recently win OEM contracts. In the aftermarket, Schrader has joined with Johnson Controls in the launch of their PSI-branded product.

      o German based BERU has acquired Doduco and its tire monitoring technology. That company is presently working with and approved by a consortium of five German vehicle manufacturers. To our knowledge, the system requires the use of transmitters attached to the valve stem (inside the tire / wheel assembly), receiving antennas at each of the wheel wells, wiring harness for conveying data to the receiver and some form of in-dash display. This system has been developed for the OEM market only.

      o Pacific Industrial Co. Ltd., a Japanese company, has developed a product that measures the air pressure in each tire and sends the data to a receiver mounted inside a vehicle. The products are available on a few Asian vehicles and, to date, are not commercially available in North America. We believe that the Pacific products resemble the BERU approach to tire monitoring with additional antennas and wiring harnesses. o TRW Automotive U.S. LLC is a producer of safety and security systems for the global automotive market. It supplies advanced technology products and services to the automotive markets. From December 1998 to August 2001, we and TRW jointly developed advanced tire monitoring technology and each has access to this technology, which encompasses our current products. During this period, we and TRW jointly developed a common application specific integrated sensor (ASIS) chip for existing products.

      o Siemens Automotive merged with Atecs Mannesmann AG to create Siemens Automotive AG, a large supplier of high-tech automotive electronic systems. The combined company's product portfolio focuses on electronic modules and systems including anti-lock brake system and airbag electronics. Siemens Automotive has entered the market, and offers direct tire monitoring systems (TMS) to OEMs.

           There are several indirect monitoring or anti-lock brake systems, either available on the market or in prototype stages. To the knowledge of our company's management, none of these prototype systems currently meet the proposed guidelines set out in the September 10, 2004 National Highway Traffic Safety Administration's Notice of Proposed Rule Making. Given the substantial advantages of direct monitoring technology, we do not believe that indirect monitoring technology will be a significant competitor in the short term. However, it is likely that the performance of indirect measurement tire monitoring systems (TMS) will continue to improve, and they will likely benefit from the fact that they are the least expensive way of complying with the tire monitoring systems (TMS) standard for vehicles already equipped with anti-lock braking systems.

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

Raw Materials and Principal Suppliers

           We contract the manufacture of our products to third parties. These manufacturers normally provide turnkey operations whereby the manufacturer is responsible for purchasing the component parts for our tire monitoring systems
(TMS). Presently, we purchase component parts and deliver them to our contract manufacturer. We also purchase component parts on our own account for engineering and prototype development purposes. Certain of the components and raw materials used in our products are difficult to obtain and/or require purchase commitments far in advance of the manufacturing date. At present, our relationships with our current suppliers are generally good and we expect that the suppliers will be able to meet the anticipated demand for our products through fiscal year 2005.

Dependence on Certain Customers

           Due to the early stage  development  of the tire  monitoring  systems
(TMS) market in general and for our Company's, we are still dependent on major customers. During fiscal 2004 we earned 29% of our revenue from one major customer. We expect that this dependence will be reduced as we start to realize sales through our relationships with new customers and through our strategic alliances, including our alliance with Hyundai Autonet.

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

           We hold several patents for our current technologies, which are listed below:

o United States Patent 5,231,872 addresses the technology in our tire monitoring product. It was issued on August 3, 1993 and expires August 3, 2010.

o United States Patent 5,285,189 addresses the technology in our abnormal tire condition warning system. It was issued on February 8, 1994 and expires February 8, 2011. We purchased this patent from EPIC Technologies, Inc. in December 1996.

o United States Patent 5,335,540 addresses the technology in our tire monitoring product. It was issued on August 9, 1994 and expires August 9, 2011.

o United States Patent 5,559,484 addresses certain technology in our data logging tire monitor with condition predictive capabilities and integrity checking. It was issued on September 24, 1996 and expires September 24, 2013. We purchased this patent from EPIC Technologies, Inc. in December 1996.

o United States Patent 5,945,908 addresses certain other technology in our data logging tire monitor with condition predictive capabilities and integrity checking. It was issued on August 31, 1999 and expires on August 31, 2016. We purchased this patent from EPIC Technologies, Inc. in December 1996.

o United States Patent 4,653,445 addresses the technology in an Engine Protection System product. It was issued on March 31, 1987 and expired March 31, 2004.

o United States Patent 6,357,883 addresses the technology for a wheel component with a cavity for mounting a housing for measurement apparatus. It was issued on March 19, 2002 and expires on March 19, 2019.

           In addition to our patents, we also have access to a number of other patents under our license agreements with Transense and TRW.

           We entered into a license agreement on September 30, 1999 with Transense based in Oxfordshire, United Kingdom. Transense researches, develops and exploits the use of its patented Surface Acoustic Wave technology in the automotive industry. The license agreement grants SmarTire a non-exclusive, worldwide right to develop and market Transense's Surface Acoustic Wave technology for use in tire monitoring systems (TMS).

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

Research and Development

           We  spent  the  following   amounts  on  engineering,   research  and
development activities during the fiscal years ended July 31, 2004, 2003 and 2002:

           2004 - $1,654,690

           2003 - $1,177,935

           2002 - $1,727,606

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

Number of Total Employees and Number of Full-time Employees

           At July 31, 2004, we had 48 full-time employees, 15 of whom are in marketing, 22 of whom are in engineering, research and development and 11 of whom are administrative and executive personnel. There is no collective bargaining agreement in place. We also had one engineer on a contract basis.

RISK FACTORS

                    RISKS RELATED TO OUR BUSINESS AND COMPANY

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements in this annual report. The risks described below are not the only ones facing our Company. Additional risks not presently known to us may also impair our business operations.

AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-KSB, WE DO NOT HAVE A SUFFICIENT NUMBER OF AUTHORIZED SHARES OF COMMON STOCK WITH RESPECT TO THOSE SHARES OF OUR COMMON STOCK, THOSE SHARES ISSUABLE UPON CONVERSION OF DEBENTURES AND EXERCISE OF WARRANTS PURSUANT TO OUR FINANCING ARRANGEMENTS.

As of the date of this Annual Report on Form 10-KSB, we do not have a sufficient number of authorized shares of common stock with respect to those shares of our common stock, those shares issuable upon conversion of Debentures and exercise of Warrants pursuant to our financing arrangements. We are seeking shareholder approval in order to amend our Articles of Incorporation to increase our number of authorized shares of common stock at our 2004 Meeting of Shareholders. There can be no assurance that we will obtain such shareholder approval. If we do not receive such approval to increase our authorized shares of common stock, then the securities purchased in the Offerings cannot be sold, and are not convertible or exercisable into shares of our common stock.

WE REQUIRE ADDITIONAL FINANCING IN ORDER TO CONTINUE IN BUSINESS AS A GOING CONCERN, THE AVAILABILITY OF WHICH IS UNCERTAIN. WE MAY BE FORCED BY BUSINESS AND ECONOMIC CONDITIONS TO ACCEPT FINANCING TERMS WHICH WILL REQUIRE US TO ISSUE OUR SECURITIES AT A DISCOUNT, WHICH COULD RESULT IN FURTHER DILUTION TO OUR EXISTING STOCKHOLDERS.

           As discussed under the heading, "Management's Discussion and Analysis
- Liquidity and Capital Resources," we require additional financing to fund our operations. We have taken the steps necessary to draw down amounts under the $15,000,000 equity line of credit facility that we have arranged with Cornell Capital Partners, LP. However, business and economic conditions may make it unfeasible or undesirable for us to draw down amounts under the equity line of credit at every opportunity. For example, it would be unfeasible for us to draw down amounts under the equity line if we did not have enough registered shares.

           In conjunction with our financial advisors, Cornell Capital Partners, LP., we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. In addition, any additional equity financing may involve substantial dilution to our stockholders. If we fail to raise sufficient financing to meet our immediate cash needs, we will be forced to scale down or perhaps even cease the operation of our business, which may result in the loss of some or all of your investment in our common stock.

           In addition, in seeking debt or equity private placement financing, we may be forced by business and economic conditions to accept terms which will require us to issue our securities at a discount from the prevailing market price or face amount, which could result in further dilution to our existing stockholders.

OUR STANDBY EQUITY DISTRIBUTION AGREEMENT WITH CORNELL CAPITAL PARTNERS, LP LIMITS THE NUMBER OF SHARES OF COMMON STOCK THAT WE CAN REQUIRE CORNELL CAPITAL PARTNERS, LP TO PURCHASE TO NOT MORE THAN 9.99% OF OUR THEN ISSUED AND OUTSTANDING SHARES OF COMMON STOCK IN CONNECTION WITH EACH DRAW DOWN, WHICH MAY FURTHER LIMIT OUR ABILITY TO DRAW DOWN AMOUNTS THAT WE REQUEST AND WHICH MAY CAUSE US TO SIGNIFICANTLY CURTAIL THE SCOPE OF OUR OPERATIONS AND ALTER OUR BUSINESS PLAN.

           Our Standby Equity Distribution Agreement with Cornell Capital Partners, LP provides that we may not sell shares of our common stock pursuant to our draw down right under the agreement if the draw down would result in the issuance of more than 9.99% of our then issued and outstanding common stock to Cornell Capital Partners, LP. For example, on October 15, 2004, 217,224,375 shares of our common stock were issued and outstanding. Assuming that we would have otherwise been in a position to effect a draw down under the equity line of credit facility, the 9.99% restriction would have prevented us from selling more than 21,700,715 shares to Cornell Capital Partners, LP at that time. We would have realized net proceeds from the draw down of approximately $564,587, after deduction of a 2% discount, 5% fee payable to Cornell Capital Partners, LP and a $500 escrow fee payable to the escrow agent.

           Since trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, Cornell Capital Partners, LP may have difficulty reselling the shares that it purchases under the Standby Equity Distribution Agreement. For example, August 1, 2004 and September 30, 2004 the average daily trading volume of our common stock on the OTC Bulletin Board was 3,910,941 shares, and the closing price of one share of our common stock during this period ranged from $0.034 to $0.094. This, in turn, may require that draw downs be delayed until Cornell Capital Partners, LP has sold a sufficient number of shares to stay within the 9.99% restriction. We may have to significantly curtail the scope of our operations and alter our business plan if, at the time of any draw down under the equity line, this 9.99% restriction results in our inability to draw down some or all of the amounts requested in any draw down notice.

WE HAVE A HISTORY OF OPERATING LOSSES AND FLUCTUATING OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

           Since inception through July 31, 2004, we have incurred aggregate losses of $59,018,256. Our loss from operations for the fiscal year ended July 31, 2004 was $6,973,571 and for year ended July 31, 2003 was $6,387,160. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

TECHNOLOGICAL CHANGES IN OUR INDUSTRY COULD RENDER OUR PRODUCTS NON-COMPETITIVE OR OBSOLETE AND CONSEQUENTLY AFFECT OUR ABILITY TO GENERATE REVENUES.

           The markets in which we operate are subject to technological change, evolving industry standards and changes in customer demands. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable, including ours. Although we are confident that our tire monitoring systems (TMS) technology and products are technologically advanced and currently competitive, we believe that our long-term success will depend upon our ability to continuously develop new products and to enhance our current products and introduce them promptly into the market. If we are not able to develop and introduce new products, our business, financial condition and results of operations could be adversely affected.

WE DO CARRY A REASONABLE AMOUNT OF PRODUCT LIABILITY INSURANCE. HOWEVER THERE CAN BE NO ASSURANCE THAT OUR EXISTING INSURANCE COVERAGE WOULD BE ADEQUATE IN TERM AND SCOPE TO PROTECT US AGAINST MATERIAL FINANCIAL EFFECTS IN THE EVENT OF A SUCCESSFUL CLAIM.

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

THE LOSS OF OUR MAJOR CUSTOMERS WOULD MATERIALLY AND ADVERSELY AFFECT US.

           During fiscal 2004, we earned 29% of our revenue from one major customer. Accordingly, the loss of this major customer would materially and adversely affect us. The loss of any major customer, or significant reductions by either of them in buying our products, or any inability on our part to collect accounts receivable from them, would materially and adversely affect our business and results of operations.

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

WE DEPEND TO A SIGNIFICANT EXTENT ON CERTAIN KEY PERSONNEL, THE LOSS OF ANY OF WHOM MAY MATERIALLY AND ADVERSELY AFFECT OUR COMPANY.

           Our success depends to a significant extent on the continued service of certain key management personnel, including Robert Rudman, our President and Chief Executive Officer, Al Kozak, our Chief Operating Officer, Jeff Finkelstein, our Chief Financial Officer, Erwin Bartz, our Director of Technical Operations, and Shawn Lammers, our Vice-President, Engineering. The loss or interruption of services from one or more of these personnel, for whatever reason, could have a material adverse effect on us. In the event of the loss of services of such personnel, no assurances can be given that we will be able to obtain the services of adequate replacement personnel. We do not maintain key person insurance on the lives of any of our officers or employees.

                   RISKS RELATED TO OUR FINANCING ARRANGEMENTS

WE HAVE ISSUED CONVERTIBLE DEBENTURES AND OUR OBLIGATIONS UNDER THE CONVERTIBLE DEBENTURES POSE RISKS TO THE PRICE OF OUR COMMON STOCK AND OUR CONTINUING OPERATIONS.

           We have issued discounted convertible debentures, in the aggregate principal amount of $3,493,590, maturing on April 1, 2006 of which amount $1,612,798 remain outstanding as at October 15, 2004. In addition to the discounted convertible debentures, we have also issued 8% convertible debentures in the aggregate principal amount of $1,700,000 maturing July 16, 2006, of which amount $275,000 remain outstanding as at October 15, 2004. The discounted and 8% convertible debentures provide that in certain circumstances the holder of the debentures may convert the outstanding principal and, in the case of the 8% convertible debentures, accrued interest, into shares of our common stock. The purchasers of the discounted convertible debentures and 8% convertible debentures also hold an aggregate of 14,612,857 warrants.

           The terms and conditions of the convertible debentures pose unique and special risks to our continuing operations and the price of our common stock. Some of those risks are outlined below.

THE HOLDERS OF THE DISCOUNTED AND 8% CONVERTIBLE DEBENTURES HAVE THE OPTION OF CONVERTING THE CONVERTIBLE DEBENTURES INTO SHARES OF OUR COMMON STOCK, AND WE MAY ELECT TO MAKE THE MONTHLY REDEMPTION PAYMENTS UNDER THE DISCOUNTED CONVERTIBLE DEBENTURES IN SHARES OF OUR COMMON STOCK. IF THE CONVERTIBLE DEBENTURES ARE CONVERTED, THERE WILL BE DILUTION OF YOUR SHARES OF OUR COMMON STOCK.

           The issuance of shares of our common stock upon conversion or redemption of the discounted convertible debentures, and upon the conversion of the 8% convertible debentures, will result in dilution to the interests of other holders of our common stock, since the holders of the convertible debentures may sell all of the resulting shares into the public market.

           The principal amount of the discounted convertible debentures may be converted at the option of the holders into shares of our common stock at a set price of $0.22 per share, subject to adjustment pursuant to the anti-dilution provisions as set forth in the convertible debentures. In addition, we may elect to make the monthly redemption payments in shares of our common stock at a conversion price equal to the lesser of (a) the set price of $0.22 per share (subject to adjustment pursuant to the anti-dilution provisions contained in the debentures), and (b) 85% of the average of the 20 closing prices of our common stock.

           As at October 15, 2004, we had issued 31,759,908 shares of our common stock for monthly payments on our discounted convertible debenture and holders of 8% convertible debentures had converted a total of $1,455,054 of principal, and related interest, resulting in the issuance of 11,511,079 shares of our common stock. The balance of the 8% convertible debentures in the aggregate amount of $275,000 may be converted at a conversion price of $0.028 per share, subject to adjustment as set forth in the convertible debentures. Accrued interest on any principal amount that is so converted will be converted into shares of our common stock at a conversion price equal to 90% of the 20-day average closing bid price.

           The purchasers of the discounted convertible debentures received warrants to acquire up to an aggregate of 7,939,978 shares of our common stock, exercisable for a period of two years. These warrants were exercised during September 2004.

           The purchasers of the 8% convertible debentures received warrants to acquire up to an aggregate of 13,076,922 shares of our common stock, exercisable for a period of five years. They also hold additional warrants to acquire up to an aggregate of 1,535,935 shares of our common stock, exercisable for a period of five years.

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

           The following table sets forth the number and percentage of shares of our common stock that would be issuable if:

           - the entire principal amount of the discounted convertible debentures and the 8% convertible debentures of $1,887,798 is converted or redeemed at the current conversion price of $.028


--------------------------------------------- -------------------- ---------------------- ---------------------- -------------------
                                               NUMBER OF SHARES
                                                   ISSUABLE
                                                ON CONVERSION/
                                                 REDEMPTION OF
                                                 DISCOUNTED AND 8%   SHARES ISSUED OR
                                                  CONVERTIBLE      ISSUABLE ON EXERCISE                              PERCENTAGE OF
                DESCRIPTION                      DEBENTURES(1)          OF WARRANTS           TOTAL SHARES            CLASS(2)(3)
--------------------------------------------- -------------------- ---------------------- ---------------------- -------------------
DEBENTURES IN THE AGGREGATE PRINCIPAL
AMOUNT OF $1,887,798 ARE CONVERTED/REDEEMED
AT A CONVERSION PRICE OF $0.028.                  67,421,357            14,612,857             82,034,214               27.41%
--------------------------------------------- -------------------- ---------------------- ---------------------- -------------------

(1) Represents the number of shares issuable if all of the outstanding principal under all of the discounted convertible debentures and the 8% convertible debentures were converted/redeemed at the indicated conversion price. For ease of reference, any shares of common stock that may be issued upon conversion of interest under the 8% convertible debentures have been excluded. The outstanding principal under the 8% convertible debentures bears interest at the rate of 8% per annum, calculated on the basis of a 360-day year.
(2) Based on 217,224,375 common shares issued and outstanding on October 15, 2004.
(3) Percentage of the total outstanding common stock represented by the shares issuable on conversion/redemption of the discounted convertible debentures and the 8% convertible debentures, and upon exercise of the warrants, without regard to any contractual or other restriction on the number of securities the selling stockholders may own at any point in time. The actual number of shares of common stock issued or issuable upon the conversion/redemption of the discounted convertible debentures is subject to adjustment pursuant to anti-dilution provisions contained in the debentures which may or may not be triggered, depending upon factors which cannot be predicted by us at this time.

THE CONVERTIBLE DEBENTURES PROVIDE FOR VARIOUS EVENTS OF DEFAULT THAT WOULD ENTITLE THE HOLDERS TO REQUIRE US TO IMMEDIATELY REPAY 120% OF THE OUTSTANDING PRINCIPAL AMOUNT, PLUS ACCRUED AND UNPAID INTEREST, IN CASH. IF AN EVENT OF DEFAULT OCCURS, WE MAY BE UNABLE TO IMMEDIATELY REPAY THE AMOUNT OWED, AND ANY REPAYMENT MAY LEAVE US WITH LITTLE OR NO WORKING CAPITAL IN OUR BUSINESS.

           We will be considered in default of the discounted convertible debentures and the 8% convertible debentures if any of the following events, among others, occurs:

           (a) we fail to pay any amount due under a convertible debenture within five days of any notice sent to us by the holder of the convertible debenture that we are in default of our obligation to pay the amount;
           (b) we fail to comply with any of the other agreements contained in the convertible debenture after we are given fifteen days written notice of such non-compliance;
           (c) we breach any of our obligations under the related securities purchase agreement or the related registration rights agreement and the breach is not cured by us within fifteen days after our receipt of written notice of such breach;
           (d) we or any of our subsidiaries become bankrupt or insolvent;
           (e) we breach any of our obligations under any other debt or credit agreements involving an amount exceeding $150,000, unless the breach is cured by us within fifteen days and the breach is waived by the other party to the debt or credit agreement;
           (f) our common stock ceases to be eligible for quotation on the principal market for our common stock (currently the OTC Bulletin Board), and fails to be quoted or listed for trading on another principal market (defined to mean the OTC Bulletin Board, the New York Stock Exchange, American Stock Exchange, the NASDAQ Small-Cap Market or the NASDAQ National Market) within five trading days;
           (g) we agree to sell or dispose of more than 33% of our assets in one or more transactions, or we agree to redeem or repurchase more than an insignificant number of shares of our outstanding common stock or any other equity securities of our company; or
           (h) we fail to issue shares of our common stock to the holder within five trading days of the conversion date specified in any conversion notice delivered in respect of a convertible debenture by the holder.

           If an event of default occurs, the holder of a convertible debenture can elect to require us to pay a mandatory prepayment amount generally equal to 120% of the outstanding principal amount, plus all other accrued and unpaid amounts under the convertible debenture.

           Some of the events of default include matters over which we may have some, little or no control. If a default occurs and we cannot pay the amounts payable under the convertible debentures in cash (including any interest on such amounts and any applicable late fees under the convertible debentures), the holders of the debentures may protect and enforce their rights or remedies either by suit in equity or by action at law, or both, whether for the specific performance of any covenant, agreement or other provision contained in the convertible debentures, in the related securities purchase agreement or in any document or instrument delivered in connection with or pursuant to the convertible debentures, or to enforce the payment of the outstanding convertible debentures or any other legal or equitable right or remedy. In addition, any repayment that we are required to make may leave us with little or no working capital in our business. This would have an adverse effect on our continuing operations.

SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET BY THE HOLDERS OF THE CONVERTIBLE DEBENTURES, AND BY CORNELL CAPITAL PARTNERS, LP UNDER OUR $15,000,000 EQUITY LINE OF CREDIT FACILITY, MAY RESULT IN A SIGNIFICANT DOWNWARD PRESSURE ON THE PRICE OF OUR COMMON STOCK AND COULD AFFECT THE ABILITY OF OUR STOCKHOLDERS TO REALIZE THE CURRENT TRADING PRICE OF OUR COMMON STOCK. IF WE ARE ABLE AND ELECT TO DRAW DOWN ANY AMOUNT UNDER THE EQUITY LINE OF CREDIT FACILITY, CORNELL CAPITAL PARTNERS, LP WOULD BE ENTITLED TO PURCHASE SHARES UNDER THE FACILITY AT A 2% DISCOUNT, WHICH MIGHT ENCOURAGE CORNELL CAPITAL PARTNERS, LP TO IMMEDIATELY SELL SUCH SHARES. IN ADDITION, THE MERE PROSPECT OF SALES OF SUCH A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK COULD DEPRESS THE MARKET PRICE FOR OUR COMMON STOCK.

           Holders of the discounted convertible debentures and 8% convertible debentures may acquire and resell up to 67,421,357 shares of our common stock, subject to adjustment, upon conversion of the remaining principal under the convertible debentures, and up to an additional 14,612,857 shares of our common stock, subject to adjustment, upon exercise of certain outstanding common share purchase warrants.

           In  addition,  on May 19, 2004,  we entered  into our Standby  Equity
Distribution Agreement with Cornell Capital Partners, LP, an accredited investor, in connection with the 24-month, $15.0 million equity line of credit facility. The agreement contemplates the potential future issuance and sale of up to $15.0 million of our common stock to Cornell Capital Partners, LP, subject to restrictions and other obligations (including the requirement that the underlying shares of common stock issuable to the investor under the facility shall have been registered on an appropriate registration form under the Securities Act of 1933).

           For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay 98% of the lowest closing bid price of our common stock on the Over-The-Counter Bulletin Board for the five trading days immediately following the notice date. This discount may give Cornell Capital Partners, LP an incentive to immediately resell any stock that it acquires from us, in order to realize a gain equal to the difference between the market price of the stock (being the price at which Cornell Capital Partners, LP would sell) and the discounted price which it would have paid for the stock. Any decreasing trend in the market price of our stock could potentially result in an acceleration of sales of the stock by Cornell Capital Partners, LP, since any gains that Cornell Capital Partners, LP will realize from the sale of the stock will decrease as the market price approaches the discounted price that Cornell Capital Partners, LP would have paid for it.

           The resale of common stock by the holders of our discounted convertible debentures, and by Cornell Capital Partners, LP, will increase the number of our publicly traded shares, which could depress the market price of our common stock, and thereby affect the ability of our stockholders to realize the current trading price of our common stock. Moreover, as all the shares we issue to the holders of our discounted convertible debentures or to Cornell Capital Partners, LP will be available for immediate resale, the mere prospect of our sales to it could depress the market price for our common stock.

ASSUMING THE DRAWDOWN OF $11,750,000 ON OUR $15 MILLION EQUITY LINE OF CREDIT RESULTING IN THE ISSUANCE OF 419,642,857 SHARES OF OUR COMMON STOCK PURSUANT TO OUR EQUITY LINE OF CREDIT FACILITY AT AN ISSUE PRICE OF $0.028 PER SHARE, THE EFFECTIVE PRICE PAID FOR EACH SHARE WOULD EXCEED THE NET TANGIBLE BOOK VALUE OF EACH SHARE AS AT JULY 31, 2004 BY $0.018, REPRESENTING A DILUTION FACTOR OF 35.7%.

           Assuming the issuance of 419,642,857 shares of our common stock pursuant to our equity line of credit facility with Cornell Capital Partners, LP at a discounted issue price of $0.028 per share, the effective price paid for each share would exceed the net tangible book value of each share as at July 31, 2004 by $0.02, representing a dilution factor of 29.3%. The following table sets forth the dilution for the common stock that will be issuable based upon the net tangible book value attributable to each share of our common stock as at July 31, 2004.


    Issue price                                                                                                       $0.028(1)
    Net tangible book value before the issue of the common stock(2)                                $0.003
    Increase in net tangible book value attributable to the issue of the common stock               0.015

    Net tangible book value after the issue of the common stock(3)                                                      0.018
                                                                                                                        -----
    Dilution per share                                                                                                  $0.010
                                                                                                                        ======
    Percentage of dilution in relation to the net tangible book value per share prior
    to the issue of the common stock                                                                                    35.7%

(1) After taking into account the 2% discount that Cornell Capital Partners, LP is entitled to receive under the Standby Equity Distribution Agreement. It is assumed for illustrative purposes that the price of our common stock is $0.028 per share at all material times.
(2) As at July 31, 2004.
(3) Represents aggregate proceeds from the issue of the common stock, less the 5% fee paid to Cornell Capital Partners, LP.


ASSUMING THE ISSUANCE OF 419,642,857 SHARES OF OUR COMMON STOCK PURSUANT TO OUR EQUITY LINE OF CREDIT FACILITY, AND ASSUMING THAT THE HOLDERS OF THE CONVERTIBLE DEBENTURES AND CERTAIN WARRANT HOLDERS CONVERT THEIR CONVERTIBLE DEBENTURES OR EXERCISE THEIR WARRANTS, THERE WILL BE SUBSTANTIAL DILUTION OF YOUR SHARES OF OUR COMMON STOCK.

           Our Standby Equity Distribution Agreement with Cornell Capital Partners, LP dated May 19, 2004 contemplates the potential future issuance and sale of up to $15.0 million of our common stock to Cornell Capital Partners, LP, subject to certain restrictions and other obligations. Given our company's current capital needs and the market price of our common stock, we presently have no intention of drawing down the entire $15.0 million amount unless the market price of our common stock increases. Accordingly, our company's good faith estimate of the number of shares that we will issue pursuant to the equity line in addition to the 82,248,930 shares previously issued is 419,642,587 shares. Of this amount, 7,751,070 shares are registered.

           As disclosed above in this section outlining certain "Risk Factors," the holders of the discounted convertible debentures may ultimately convert the full amount of the convertible debentures and exercise all of their outstanding warrants. They may then sell all of the resulting shares into the public market. This will result in dilution to the interests of other holders of our common stock.

           The following table sets forth the number and percentage of shares of our common stock that would be issuable if:

           - the entire principal amount of the discounted and 8% convertible debentures of $1,887,798 is converted or redeemed at $0.28 as a result of an adjustment pursuant to the anti-dilution provisions contained in the debentures and 419,642,857 shares of our common stock are issued to Cornell Capital Partners, LP under the equity line of credit facility are issued at $0.028.


---------------------------------------------------------------------------------------------------------------------------------
                                                    NUMBER OF SHARES
                                                      ISSUABLE ON
                                                      CONVERSION/
                                                     REDEMPTION OF
                                                       DISCOUNTED
                               SHARES ISSUABLE TO     CONVERTIBLE      SHARES ISSUED OR
                                 CORNELL CAPITAL   DEBENTURES AND 8%      ISSUABLE ON
   DESCRIPTION OF POSSIBLE     PARTNERS, LP UNDER     CONVERTIBLE         EXERCISE OF                           PERCENTAGE OF
           SCENARIO                EQUITY LINE       DEBENTURES(1)         WARRANTS          TOTAL SHARES        CLASS(2)(3)
---------------------------------------------------------------------------------------------------------------------------------

$11,750,000  IS DRAWN DOWN
UNDER THE EQUITY LINE OF
CREDIT AT A PRICE OF $0.028,
DISCOUNTED AND 8% CONVERTIBLE
DEBENTURES IN THE AGGREGATE
PRINCIPAL AMOUNT OF
$1,887,798 ARE CONVERTED/          419,642,857         67,421,357         14,612,857         501,677,071           69.78%
REDEEMED AT A CONVERSION
PRICE OF $0.028.
---------------------------------------------------------------------------------------------------------------------------------

(1) Represents the number of shares issuable if all of the principal under all of the discounted convertible debentures and 8% convertible debentures were converted/redeemed at the indicated conversion price. For ease of reference, any shares of common stock that may be issued upon conversion of interest under the 8% convertible debentures have been excluded. The outstanding principal under the 8% convertible debentures bears interest at the rate of 8% per annum, calculated on the basis of a 360-day year.
(2) Based on 217,224,375 common shares issued and outstanding on September 30, 2004.
(3) Percentage of the total outstanding common stock represented by 419,642,857 shares that may become issuable under the equity line of credit facility, the shares issuable on conversion/redemption of the discounted convertible debentures and the 8% convertible debentures, and upon exercise of the warrants, without regard to any contractual or other restriction on the number of securities the selling stockholders may own at any point in time.

WE REQUIRE ADDITIONAL FINANCING IN ORDER TO CONTINUE IN BUSINESS AS A GOING CONCERN, THE AVAILABILITY OF WHICH IS UNCERTAIN. WE MAY BE FORCED BY BUSINESS AND ECONOMIC CONDITIONS TO ACCEPT FINANCING TERMS WHICH WILL REQUIRE US TO ISSUE OUR SECURITIES AT A DISCOUNT, WHICH COULD RESULT IN FURTHER DILUTION TO OUR EXISTING STOCKHOLDERS.

           As discussed under the heading, "Management's Discussion and Analysis
- Liquidity and Capital Resources," we require additional financing to fund our operations. We have taken the steps necessary to draw down amounts under the $15,000,000 equity line of credit facility that we have arranged with Cornell Capital Partners, LP. However, business and economic conditions may make it unfeasible or undesirable for us to draw down amounts under the equity line of credit at every opportunity,

           In conjunction with our financial advisors, Cornell Capital Partners, LP., we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. In addition, any additional equity financing may involve substantial dilution to our stockholders. If we fail to raise sufficient financing to meet our immediate cash needs, we will be forced to scale down or perhaps even cease the operation of our business, which may result in the loss of some or all of your investment in our common stock.

           In addition, in seeking debt or equity private placement financing, we may be forced by business and economic conditions to accept terms which will require us to issue our securities at a discount from the prevailing market price or face amount, which could result in further dilution to our existing stockholders.

OUR STANDBY EQUITY DISTRIBUTION AGREEMENT WITH CORNELL CAPITAL PARTNERS, LP LIMITS THE NUMBER OF SHARES OF COMMON STOCK THAT WE CAN REQUIRE CORNELL CAPITAL PARTNERS, LP TO PURCHASE TO NOT MORE THAN 9.99% OF OUR THEN ISSUED AND OUTSTANDING SHARES OF COMMON STOCK IN CONNECTION WITH EACH DRAW DOWN, WHICH MAY FURTHER LIMIT OUR ABILITY TO DRAW DOWN AMOUNTS THAT WE REQUEST AND WHICH MAY CAUSE US TO SIGNIFICANTLY CURTAIL THE SCOPE OF OUR OPERATIONS AND ALTER OUR BUSINESS PLAN.

           Our Standby Equity Distribution Agreement with Cornell Capital Partners, LP provides that we may not sell shares of our common stock pursuant to our draw down right under the agreement if the draw down would result in the issuance of more than 9.99% of our then issued and outstanding common stock to Cornell Capital Partners, LP. For example, on October 15, 2004, 217,224,375 shares of our common stock were issued and outstanding. Assuming that we would have otherwise been in a position to effect a draw down under the equity line of credit facility, the 9.99% restriction would have prevented us from selling more than 21,700,715 shares to Cornell Capital Partners, LP at that time. We would have realized net proceeds from the draw down of approximately $564,587, after deduction of a 2% discount, 5% fee payable to Cornell Capital Partners, LP and a $500 escrow fee payable to the escrow agent.

           Since trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, Cornell Capital Partners, LP may have difficulty reselling the shares that it purchases under the Standby Equity Distribution Agreement. For example, between October 1, 2003 and December 31, 2003, the average daily trading volume of our common stock on the OTC Bulletin Board was 1,418,460 shares, and the closing price of one share of our common stock during this period ranged from $0.179 to $0.265. This, in turn, may require that draw downs be delayed until Cornell Capital Partners, LP has sold a sufficient number of shares to stay within the 9.99% restriction. We may have to significantly curtail the scope of our operations and alter our business plan if, at the time of any draw down under the equity line, this 9.99% restriction results in our inability to draw down some or all of the amounts requested in any draw down notice.

TRADING ON THE OTC BULLETIN BOARD MAY BE SPORADIC BECAUSE IT IS NOT A STOCK EXCHANGE, AND STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

           Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company's operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on the Nasdaq SmallCap. Accordingly, you may have difficulty reselling any of the shares you purchase from the selling stockholders. In addition, since our common stock was traded on the Nasdaq SmallCap Market until May 28, 2003, past trading activity in our common stock should not be relied upon as necessarily being indicative of future trading activity in our common stock.

WE MAY POSSIBLY LACK SUFFICIENT AUTHORIZED SHARES TO FULLY DRAW DOWN ON OUR EQUITY LINE OF CREDIT FACILITY WITH CORNELL CAPITAL, LP.

           There is a possibility that we may not currently have sufficient authorized common stock to fully draw down the equity line of credit facility with Cornell Capital, LP, and a proposal may be required to be placed before our shareholders to facilitate an increase in the number of authorized shares of common stock at some point during the twenty-four month term of our equity line of credit facility agreement with Cornell Capital, LP.

                        RISKS RELATED TO OUR COMMON STOCK

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

           Our stock price may decline by future sales of our shares or the perception that such sales may occur. If we issue additional shares of common stock in private financings under an exemption from the registration laws, then those shares will constitute "restricted shares" as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

            Some of our outstanding restricted shares of common stock are either eligible for sale pursuant to Rule 144 or have been registered under the Securities Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock's market price to decline. See "Description of Securities."

OUR STOCK PRICE CAN BE EXTREMELY VOLATILE.

           Our common stock is traded on the OTC Bulletin Board. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

WE DO NOT EXPECT TO PAY DIVIDENDS.

           We have not paid dividends since inception on our common stock, and we do not contemplate paying dividends in the foreseeable future on our common stock in order to use all of our earnings, if any, to finance expansion of our business plans.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

           Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

           The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

      o that a broker or dealer approve a person's account for transactions in penny stocks; and

      o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

           In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o obtain financial information and investment experience objectives of the person; and

      o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

           The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

      o sets forth the basis on which the broker or dealer made the suitability determination; and

      o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

           Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

           Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


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

ITEM 3.    LEGAL PROCEEDINGS

           Subsequent to year end, the Company defaulted on payments to holders of its discounted convertible debentures. As disclosed in our 8-K's filed between September 13 and October 1, 2004, in response to the default, certain debenture holders filed legal actions against the Company. On September 24, 2004, the Company and holders of the discounted convertible debentures signed an agreement which provided for: withdrawal of legal action; an immediate exercise of 18,226,274 warrants at $0.03 for gross proceeds of $546,788; conversion of $734,389 of debentures into 24,479,630 common shares; a lock-up provision that establishes a daily limit on the number of shares that can be traded by the debenture holders.


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

           Until May 28, 2003, our common stock was quoted on the Nasdaq SmallCap Market under the symbol "SMTR". The following quotations obtained from Canada Stockwatch reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

           ----------------------------------------------------------
                   QUARTER ENDED           HIGH             LOW
           ----------------------------------------------------------
                   July 31, 2004          $0.055          $0.052
           ----------------------------------------------------------
                  April 30, 2004          $0.120           $0.106
           ----------------------------------------------------------
                 January 31, 2004         $0.195           $0.185
           ----------------------------------------------------------
                 October 31, 2003         $0.22            $0.215
           ----------------------------------------------------------
                   July 31, 2003          $0.39            $0.135
           ----------------------------------------------------------
                  April 30, 2003          $0.48            $0.07
           ----------------------------------------------------------
                 January 31, 2003         $0.83            $0.31
           ----------------------------------------------------------
                 October 31, 2002         $1.27            $0.38
           ----------------------------------------------------------

           Our common shares are issued in registered form. Pacific Corporate Trust Company (10th Floor, 625 Howe Street, Vancouver, British Columbia, V6C 3B8 (telephone: (604) 689-9853, facsimile (604) 689-8144) is the registrar and transfer agent for our common shares.

           As of October 15, 2004, we had 217,224,375 shares of common stock outstanding and approximately 458 stockholders of record.

DIVIDEND POLICY

We have never declared or paid dividends on our common stock, and we do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

Recent Unregistered Sales of Securities

           On October 14, 2004, we issued 10,714,286 shares of our common stock to the purchaser in a standby equity facility at a price of $0.028 per share, in payment of a $300,000 drawdown on the equity line of credit. We relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 to effect this issuance.

           On October 05, 2004, we issued 12,500,000 shares of our common stock to the purchaser in a standby equity facility at a price of $0.032 per share, in payment of a $400,000 drawdown on the equity line of credit. We relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 to effect this issuance.

           On September 27, 2004, we issued 12,500,000 shares of our common stock to the purchaser in a standby equity facility at a price of $0.04 per share, in payment of a $500,000 drawdown on the equity line of credit. We relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 to effect this issuance.

           Between September 22, 2004 and October 4, 2004, we issued 56,833,691 shares to the escrow agent of the holders of the discounted convertible debentures of which 14,127,787 shares were returned to treasury. 18,226,274 of these shares were issued pursuant to the exercise of warrants at a price of $0.03 per share and 24,479,630 were issued at an effective price of $0.03 per share to repay a portion of the discounted convertible debenture. We relied on section 3(a)(9) and/or section 4(2) of the Securities Act of 1933 in issuing these shares.

           Between September 17, 2004 and September 22, 2004, we issued 16,667,667 shares of our common stock to the purchaser in a standby equity facility at a price of $0.03 per share, in payment of a $500,000 drawdown on the equity line of credit. We relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 to effect this issuance.

           On September 8, 2004, we issued 6,756,757 shares of our common stock to the purchaser in a standby equity facility at a price of $0.037 per share, in payment of a $250,000 drawdown on the equity line of credit. We relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 to effect this issuance.

           On August 30, 2004, we issued 6,250,000 shares of our common stock to the purchaser in a standby equity facility at a price of $0.04 per share, in payment of a $250,000 drawdown on the equity line of credit and 58,824 as a result of a miscalculation of shares necessary to close the Advance Notice dated August 13, 2004. We relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 to effect this issuance.

           On August 20, 2004, we issued 2,941,176 shares of our common stock to the purchaser in a standby equity facility at a price of $.051 per share, in payment of a $150,000 drawdown on the equity line of credit. We relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 to effect this issuance.

           On August 9, 2004, we issued 3,000,000 shares of our common stock to the purchaser in a standby equity facility at a price of $.050 per share, in payment of a $150,000 drawdown on the equity line of credit. We relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 to effect this issuance.

           On July 21, 2004, we issued 4,237,288 shares of our common stock to the purchaser in a standby equity facility at a price of $.059 per share, in payment of a $250,000 drawdown on the equity line of credit. We relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 to effect this issuance.

           On July 12, 2004, we issued 3,846,154 shares of our common stock to the purchaser in a standby equity facility at a price of $.065 per share, in payment of a $250,000 drawdown on the equity line of credit. We relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 to effect this issuance.

           On July 1, 2004, we issued to Hawk Associates, Inc., a warrant to purchase up to 250,000 shares of our common stock, exercisable at any time during the five-year period ending on June 30, 2009, at an exercise price of $0.20 per share. We issued these warrants pursuant to Rule 506 and/or section 4(2) of the Securities Act of 1933, in partial payment of an engagement fee.

           On June 22, 2004, we issued 2,777,778 shares of our common stock to the purchaser in a standby equity facility at a price of $.090 per share, in payment of a $250,000 drawdown on the equity line of credit. We relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 to effect this issuance.

           On June 1, 2004, we issued a total of 1,399,676 shares of our common stock, at a deemed issue price of $0.1040 per share, to the holders of the discounted convertible debentures (described below), upon exercise of our right to effect payment of the first monthly redemption amount due under the discounted convertible debentures in shares of our common stock. We relied on section 3(a)(9) and/or section 4(2) of the Securities Act of 1933 in issuing these shares.

           By conversion notice effective June 17, 2004, a holder of discounted convertible debentures elected to convert $50,000 outstanding under the convertible debentures. In response, we issued 480,769 shares of our common stock to the debenture holder relying on section 3(a)(9) of the Securities Act of 1933.

           By conversion notice effective June 14, 2004, holders of discounted convertible debentures elected to convert $208,000 outstanding under the convertible debentures. In response, we issued 2,000,000 shares of our common stock to the debentures holder relying on section 3(a)(9) of the Securities Act of 1933.

           By conversion notice effective June 8, 2004, a holder of 8% convertible debentures (described below) elected to convert $50,000 of principal and $3,633 in accrued interest outstanding under the convertible debentures. In response, we issued 521,444 shares of our common stock to the debenture holder relying on section 3(a)(9) of the Securities Act of 1933. We also issued 192,307 shares of our common stock to the debenture holder relying on section 3(a)(9) of the Securities Act of 1933 that were owed from the April 15, 2004 conversion notice (described below).

           On May 25, 2004, we issued 3,509,615 shares of our common stock to the purchaser in standby equity facility at a deemed price of $.104 per share, in payment of a commitment fee ($365,000) and 96,154 shares of our common stock as a placement fee ($10,000) . We relied on Rule 506 of Regulation D and/or
Section 4(2) of the Securities Act of 1933 to effect this issuance.

           On May 20, 2004, 1,000,000 warrants were exercised at an exercise price of $0.12 per share to a non-U.S. person upon exercise of warrants previsouly granted to it. The shares were issued in an offshore transaction relying on Regulation S under the Securities Act of 1933.

           On May 19, 2004, we entered into a $15.0 million standby equity distribution agreement with Selling stockholder relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933. We may draw down the facility at its discretion provided that each draw down is at least seven trading days apart, and the maximum amount that may be drawn down at any one time is limited to $500,000 and advance notice is required. The term of the equity line of credit is 24 months. At the time of draw down against the line of credit we will issue common shares equal to that amount advanced divided by 98% of the lowest bid price on the five consecutive days after the date of notice. On each date of advance of funds, we are to pay 5% placement fee. We may draw down the facility as the registration statement was deemed effective on June 14, 2004.

           On May 3, 2004, we issued a total of 1,299,699 shares of our common stock, at a deemed issue price of $0.112 per share, to the holders of the discounted convertible debentures (described below), upon exercise of our right to effect payment of the first monthly redemption amount due under the discounted convertible debentures in shares of our common stock. We relied on section 3(a)(9) and/or section 4(2) of the Securities Act of 1933 in issuing these shares.

           On April 30, 2004, 500,000 warrants were exercised at an exercise price of $0.104 per share to a non-U.S. person upon exercise of warrants previously granted to it. The shares were issued in an offshore transaction relying on Regulation S under the Securities Act of 1933.

           By conversion notice effective April 15, 2004, a holder of 8% convertible debentures (described below) elected to convert $100,000 of principal and $6,067 in accrued interest outstanding under the convertible debentures. In response, we issued 823,680 shares of our common stock to the debenture holder relying on section 3(a)(9) of the Securities Act of 1933.

           On April 2, 2004, we issued a total of 1,399,676 shares of our common stock, at a deemed issue price of $0.1040 per share, to the holders of the discounted convertible debentures (described below), upon exercise of our right to effect payment of the first monthly redemption amount due under the discounted convertible debentures in shares of our common stock. We relied on section 3(a)(9) and/or section 4(2) of the Securities Act of 1933 in issuing these shares.

           On March 2, 2004, we issued a total of 1,033,851 shares of our common stock, at a deemed issue price of $0.1408 per share, to the holders of the discounted convertible debentures (described below), upon exercise of our right to effect payment of the first monthly redemption amount due under the discounted convertible debentures in shares of our common stock. We relied on section 3(a)(9) and/or section 4(2) of the Securities Act of 1933 in issuing these shares.

           On February 3, 2004, we issued a total of 812,045 shares of our common stock, at a deemed issue price of $0.1613 per share, to six of the holders of the discounted convertible debentures (described below), upon exercise of our right to effect payment of the first monthly redemption amount due under the discounted convertible debentures in shares of our common stock. We relied on section 3(a)(9) and/or section 4(2) of the Securities Act of 1933 in issuing these shares.

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

           On December 24, 2003, we closed a private placement of discounted convertible debentures in the aggregate principal amount of $3,493,590, maturing April 1, 2006, to seven accredited investors pursuant to Rule 506 and/or section 4(2) of the Securities Act of 1933, for gross proceeds of $2,725,000. Principal under each discounted convertible debenture may be converted by the holder in whole or in part and from time to time at a conversion price of $0.22 per share, subject to adjustment as set forth in the convertible debentures. The discounted convertible debentures are subject to mandatory redemption in equal monthly payments. We may elect to make the monthly redemption payments in shares of our common stock at a conversion price equal to the lesser of (a) the set price of $0.22 per share (subject to adjustment pursuant to the anti-dilution provisions contained in the debentures), and (b) 85% of the average of the 20 closing prices of our common stock immediately preceding the applicable monthly redemption date, provided that certain conditions are met. In connection with this private placement, each purchaser of discounted convertible debentures also received a warrant to purchase that number of shares of our common stock equal to 50% the principal amount of such purchaser's convertible debentures divided by the set conversion price of $0.22 per share. Warrants to purchase an aggregate total of 7,939,978 shares of our common stock were issued, and are exercisable until December 24, 2006 at an exercise price of $0.25 per share.

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

           On November 10, 2003, in consideration for their agreement to immediately exercise a total of 7,478,635 outstanding warrants at a reduced exercise price of $0.1771 per share, we issued to three of the four purchasers of our 7% convertible debentures (described below), a total of 7,478,635 additional warrants exercisable for a period of five years at an exercise price of $0.1771 per share. The outstanding warrants that were exercised were originally issued with an exercise price of $0.2645 per share. We issued a total of 7,478,635 shares of our common stock upon the exercise of the outstanding warrants for gross proceeds of $1,324,466, and the 7,478,635 additional warrants, pursuant to Rule 506 and/or section 4(2) of the Securities Act of 1933. Each of the purchasers represented that it is an "accredited investor" as defined in Rule 501 of the Securities Act of 1933.

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

           By conversion notice dated October 21, 2003, a holder of 8% convertible debentures (described below) elected to convert $75,000 of principal and $1,600 in accrued interest outstanding under the convertible debentures. In response, we issued 585,525 shares of our common stock to the debenture holder relying on section 3(a)(9) of the Securities Act of 1933.

           By conversion notice dated October 10, 2003, a holder of 7% convertible debentures (described below) elected to convert $66,667 of principal and $1,503 in accrued interest outstanding under the convertible debentures. In response, we issued 522,626 shares of our common stock to the debenture holder relying on section 3(a)(9) of the Securities Act of 1933.

           By conversion notice dated October 9, 2003, a holder of 8% convertible debentures (described below) elected to convert $300,000 of principal and $5,333 in accrued interest outstanding under the convertible debentures. In response, we issued 2,343,623 shares of our common stock to the debenture holder relying on section 3(a)(9) of the Securities Act of 1933.

           By conversion notice dated October 6, 2003, a holder of 8% convertible debentures (described below) elected to convert $156,000 of principal and $2,808 in accrued interest outstanding under the convertible debentures. In response, we issued 1,219,366 shares of our common stock to the debenture holder relying on section 3(a)(9) of the Securities Act of 1933.

           By conversion notice dated October 3, 2003, a holder of 7% convertible debentures (described below) elected to convert $100,000 of principal and $2,119 in accrued interest outstanding under the convertible debentures. In response, we issued 784,164 shares of our common stock to the debenture holder relying on section 3(a)(9) of the Securities Act of 1933

           By conversion notice dated October 1, 2003, a holder of 8% convertible debentures (described below) elected to convert $200,000 of principal and $3,778 in accrued interest outstanding under the convertible debentures. In response, we issued 1,562,763 shares of our common stock to the debenture holder relying on section 3(a)(9) of the Securities Act of 1933.

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

           The following discussion of our financial condition, changes in financial condition and results of operations for the fiscal years ended July 31, 2004, 2003 and 2002, should be read in conjunction with the audited annual financial statements and the notes thereto.

           Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JULY 31, 2004 VS. FISCAL YEAR ENDED JULY 31, 2003

Revenue

           Gross revenue for the fiscal year ended July 31, 2004 decreased to $1,658,279 from $1,802,596 for our fiscal year ended July 31, 2003. This decrease in revenue was a result of the following:

o Sales of aftermarket passenger car tire monitoring systems (TMS) decreased to $1,087,395 for fiscal 2004 from $1,141,210 for fiscal 2003.

o Sales of original equipment manufacturer ("OEM") passenger car systems decreased to $166,202 for fiscal 2004 from $174,880 for fiscal 2003.

o Sales of aftermarket motorcycle systems decreased to $37,744 for fiscal 2004 compared to $183,589 for fiscal 2003. We recently introduced a substantially improved second generation motorcycle tire pressure monitoring system (TPMS) at the Indy Motorcycle Dealers Show, held in Indianapolis, Indiana in mid-February 2004. During May 2004 this product became commercially available and we began shipping it to our customers. In August 2004, we discovered that the sensor/transmitter may break during installation on the subset of motorcycle rims with curved rim surfaces when the strap is torqued to its required value. On September 14, 2004 we contacted the National Highway Transportation Safety Administration
      (NHTSA) to determine if a Safety Defect and Non Compliance Report was required and was advised that this was necessary. Our remedy for the defect was to recall 100% of affected sensor/transmitter items from the field and replace both recalled and inventory sensor/transmitters with sensor/transmitters previously manufactured by a different supplier that have been tested and known to use plastics that provide the required mechanical properties. Additionally to ensure that transmitters are used only on rims with flat drop center wells (as originally designed for) and not curved, the additional precautionary steps were taken:

      o Adding improved warnings and instruction sheet to new product as well as product in inventory at dealers and distributors that clarify flat rim drop center well application only

      o Removal of tire pressure monitoring system (TPMS) on motorcycles with rims with curved drop center wells

            We anticipate the cost of this recall will be approximately $US 67,000. In addition, we are currently working on a solution to enable us to sell our tire pressure monitoring system (TPMS) on motorcycles with rims with curved drop center wells. To date, the response to the recall by our customers has been very positive. Although interest in the motorcycle product by existing and potential customers remains positive, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

o Sales of aftermarket recreational vehicle systems were $118,357 for fiscal 2004 compared to $26,383 for fiscal 2003. These sales include sales of our high pressure transmitters that were released in our fourth quarter and sales of low pressure sensors to monitor the wheels of a towed vehicle or trailer that was introduced during our first quarter ended October 31, 2003.

o Sales of OEM recreational vehicle systems were $64,454 for fiscal 2004. The majority of these sales occurred in the fourth quarter after the release our high pressure transmitters. Although it is difficult for us to predict what the volume of sales will be, we anticipate a substantial increase in sales during the next fiscal year.

o Sales of aftermarket high pressure monitoring systems for use on buses were $42,406 for fiscal 2004. All of these sales occurred in our fourth quarter after the release our high pressure transmitters. Although it is difficult for us to predict what the volume of sales will be, we anticipate a substantial increase in sales during the next fiscal year.

o Sales of aftermarket high pressure monitoring systems for use on commercial vehicles were $22,733 for fiscal 2004. Our customers purchased these systems in the fourth quarter after the release our high pressure transmitters. The majority of these systems are currently being used for test purposes. Although it is difficult for us to predict what the volume of sales will be, we anticipate a substantial increase in sales during the next fiscal year.

o Sales of off-the-road (OTR) tire monitoring systems were $1,088 for fiscal 2004 compared to $58,395 for fiscal 2003. Our off-the-road (OTR) tire pressure monitoring system (TPMS) utilizes a high-pressure transmitter and is designed primarily for off-the-road (OTR) heavy industrial applications and commercial applications. The system may potentially be used not only on large mining trucks, but also heavy mobile equipment (such as tractors, wheeled loaders, graders and the like). Sales of our off-the-road (OTR) tire monitoring systems to date have been limited to those systems which are designed for use on large mining trucks. We anticipate that an increase in sales of this product in fiscal 2005 now that we have successfully completed commercializing the wireless gateway receiver that has been developed with Vansco.

o Revenue of $94,800 was recorded for engineering changes to modify our products pursuant to our Manufacturing, Co-Marketing and Development Agreement with Hyundai Autonet Co. Ltd. for fiscal 2004 compared to $173,400 for the fiscal 2003. Revenue is determined by the percentage of completion method.

o Sales of the motorsport tire monitoring systems (TMS) decreased to $nil for fiscal 2004 from $44,739 for fiscal 2003. As indicated above, we do not anticipate further sales of our motorsport tire monitoring systems
      (TMS) as our exclusive motorsport distributor, Pi Research of Cambridge, England, now manufactures and markets their own system. Accordingly, we have discontinued production of our motorsport tire monitoring systems
      (TMS).

o Sales of miscellaneous products were $23,100 for fiscal 2004 compared to $nil for fiscal 2003.

           The miscellaneous products that accounted for $23,100 during fiscal 2004 consisted primarily of dataloggers, which are used to facilitate testing by our OEM customers.

           On September 10, 2004 the NHTSA's (National Highway Traffic Safety Administration) issued a Notice of Proposed Rulemaking (NPRM) document defining their current position. Comments on the proposed Rulemaking must be received on or before 60 days after date of publication (of the NRPM) in the Federal Register. NHTSA is proposing a new FMVSS (Federal Motor Vehicle Safety Standards) requirement for four tire, 25-percent under-inflation detection. The rule proposes requirements for covered vehicles manufactured on or after September 1, 2005. NHTSA is proposing the following phase in schedule:

o 50 percent of a vehicle manufacturer's light vehicles would be required to comply with the standard during the first year (September 1, 2005 to August 31, 2006);

o     90 percent during the second year (September 1, 2006 to August 31, 2007);

o     all light vehicles thereafter.

NHTSA is also proposing the following:

o to require vehicle manufacturers to assure compliance with FMVSS 138 with the tires installed on the vehicle at the time of the initial sale;

o to require the TPMS to be equipped with a telltale that would alert the driver of a TPMS malfunction. The malfunction warning be provided either through a separate, dedicated telltale or through a distinctive warning delivered by the low pressure telltale

o the use of a specific test course (i.e., the Southern loop of the tread wear test course, San Angelo, Texas) which is both objective and representative of a range of driving conditions;

o the TPMS would be required to warn the driver when the tire pressure in one or more of the vehicle's tires, up to a total of four tires, is 25 percent or more below the vehicle manufacturer's recommended cold inflation pressure for the tire, or a minimum level of pressure specified in the standard, whichever pressure is higher

o vehicle manufacturers would be required to certify vehicle compliance under the standard with the tires installed on the vehicle at the time of the initial vehicle sale;

o the TPMS would be required to include a low tire pressure warning telltale (Yellow) that must remain illuminated as long as any of the vehicle's tires remains significantly under inflated and the vehicle's ignition locking system is in the "On" ("Run") position. The telltale must be extinguished when all of the vehicle's tires cease to be significantly under inflated. The TPMS's low tire pressure warning telltale would be required to perform a bulb-check at vehicle startup;

o the TPMS also would be required to include a malfunction indicator to alert the driver when the system is non-operational, and thus unable to provide the required low pressure warning. NHTSA is proposing that the malfunction would be indicated by either (1) separate dedicated telltale (Yellow) or (2) designing the low pressure telltale so that it flashes for one minute when a malfunction is detected after which the telltale will remain illuminated as long as the ignition locking system is in the "On" ("Run") position. This flashing and illumination sequence would be repeated upon each subsequent vehicle start up until the situation has been corrected

o the TPMS would not be required to monitor the spare tire (if provided) either when it is stowed or when it is installed on the vehicle;

o For vehicle's certified under the standard, vehicle manufacturers would be required to provide in the owners manual an explanation of the purpose of the low tire pressure warning telltale, the potential consequences of significantly under-inflated tires, the meaning of the telltale when it is illuminated, and what action the driver should take when the telltale is illuminated.

           To encourage early compliance, NHTSA is proposing to permit carry-forward credits for vehicles that are certified as complying with the standard and that are manufactured on or after the effective date of the final rule. However, beginning September 1, 2007 all covered vehicles would be required to comply with the standard, without regard to any earlier carry forward credits. It will not be permissible for dealer to install tires on a new vehicle that would take the vehicle out of compliance with the TPMS standard. NHTSA is proposing to permit vehicle manufactures to incorporate a second, red light to accompany the continuously illuminated yellow TPMS telltale, which would be illuminated when pressure in one or more tires becomes dangerously under-inflated, as determined by the manufacturer. It will be permissible to incorporate the TPMS telltale as part of a reconfigurable display, provided that the illumination of the yellow telltale is continuous while one or more tires are under-inflated. NHTSA will retain their discretion regarding how they will structure phase in requirements for small volume manufacturers (5000 vehicles or less for North American Market) and will make such determination on a case by case basis. OEM's are free to select a low pressure alert level at a higher level than the 25 percent below placard.

           Our direct measurement tire monitoring systems (TMS) products meet the standard for tire pressure monitoring established by NHTSA. Accordingly, we believe the auto manufacturers must accelerate their implementation plans in order to meet these new NHTSA which will create additional opportunities to market our products to OEMs in the automobile industry. In addition, although the TREAD Act only applies to passenger automobiles, we believe that other motor vehicles, including medium and heavy trucks, buses and motorcycles will be impacted by this legislation in subsequent years. We also believe that compliance with the TREAD Act by European, Japanese, Chinese and other automakers will accelerate the adoption of tire monitoring systems (TMS) globally.

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

           Our current strategy involves generating revenue from products available to meet today's demand for dealer installed options and aftermarket products combined with the pursuit of OEM business. However, the pursuit of OEM business will involve new challenges for management, including overcoming existing relationships that certain of our competitors currently enjoy with automakers.

Gross Margin

           Gross margin on product sales decreased to 12.8% for fiscal 2004 from 23% for fiscal 2003. The decrease occurred due to the following factors:

      1) our product mix of systems sold in the fiscal 2004 had lower gross margins than the product mix of systems sold in the fiscal 2003;

      2) our provision for our motorcycle recall (discussed above) in the amount of $66,801 decreased our fiscal 2004 margin by 4%;

During our third quarter, we shifted the majority of our production to Hyundai Autonet, and as we expected, our gross margin increased in our third and fourth quarters, after excluding the cost of the motorcycle recall. Although we expect that our gross margin will continue to increase in fiscal 2005, this is dependent on the cost of components and the sales contracts that we enter into.

Expenses

           Expenses increased to $7,186,287 for fiscal 2004 from $6,802,391 for fiscal 2003, as increases in marketing, engineering, research and development expenses and depreciation and amortization were partially offset by a decrease in general and administration expenses.

           Engineering, research and development expenses increased to $1,654,690 for fiscal 2004 from $1,177,935 for fiscal 2003. This increase was primarily attributed to an increase in prototype development expenses, an increase in product testing on products that we have released in the current fiscal year, an increase in the number of patents and approval applications, and an increase in the number of engineering employees and engineering-related wages.

           Marketing expenses increased to $1,821,122 for fiscal 2004 from $1,448,326 for fiscal 2003. The increase was primarily a result of an increase in travel and higher marketing-related wages, which increased as a result of the recruitment of a V.P. of Sales and Marketing. This increase was partially offset by lower tradeshow expenditures. Trade show expenses in fiscal 2003 included the cost of attending the Automechanika show, which is held in Europe every two years. Fiscal 2003 also included expenses of $130,000 in connection with the termination of a management agreement; 50% of this amount or $65,000 was booked as marketing expenses and 50% was booked as general and administrative expenses.

           General and administrative expenses decreased to $2,338,758 for fiscal 2004 from $2,939,260 for fiscal 2003. The decrease was primarily attributed to lower professional fees, investor relation costs and administration wages. Professional fees for fiscal 2003 included an expense of $315,044 to settle certain potential unquantified claims threatened by certain offshore investors against our Company. Administrative wages decreased as there were less administrative employees during fiscal 2004 and as explained above, our general and administrative expenses for year ended July 31, 2003 include $65,000 that was incurred in connection with the termination of a management contract. The decrease was partially offset by an increase in insurance costs.

           Depreciation and amortization expense increased to $1,371,717 for fiscal 2004 from $1,236,870 for fiscal 2003. Depreciation and amortization expense is expected to remain at approximately its current level for the foreseeable future.

           Interest and finance charges increased to $4,031,820 for fiscal 2004 from $3,722,505 for fiscal 2003. The charges for fiscal 2004 included $3,302,272 in interest and finance charges on our 7% and 8% convertible debentures, and our discounted convertible debentures, $262,965 related to the issuance of our $15M equity line of credit with Talisman Management Limited which we do not plan to use, $179,917 related to the issuance of promissory notes totaling $1,500,000, plus a payment in November 2003 of $75,355 paid to Palisades Master Fund, L.P. as an early participation bonus. As discussed below under the heading "Liquidity and Capital Resources," on October 27, 2003, in order to encourage early exercise of certain outstanding warrants by Palisades Master Fund and three additional warrant holders, we offered to reduce the exercise price of a total of 10,769,231 outstanding warrants from $0.2645 per share to $0.20 per share. Palisades Master Fund elected to accept our offer, but on November 6, 2003, in order to encourage early exercise of the warrants by the remaining three warrant holders, we offered to reduce the exercise price of the remaining 7,478,635 warrants from $0.2645 per share to $0.1771 per share. As a result, we agreed to pay the $75,355 early participation bonus to Palisades Master Fund, being an amount equal to the difference between the aggregate exercise price that Palisades Master Fund paid upon the exercise of 3,290,596 outstanding warrants at $0.20 per share and the aggregate exercise price that Palisades Master Fund would have paid if it had the benefit of the reduced exercise price of $0.1771 per share. The fair value of the early participation bonus is included in interest expense.

           Interest and finance charges of $3,722,505 were incurred during fiscal 2003, including $3,720,250 in interest and finance charges on 10%, 5%, 7% and 8% redeemable convertible debentures, a 12% promissory note and a $5 million equity line of credit issued during fiscal 2003. The $5 million equity line of credit was terminated on July 22, 2004.

Interest Income

           Interest income of $5,873 was earned for fiscal 2004 as compared to $2,835 for fiscal 2003. This increase was due to slightly higher average cash balances maintained during fiscal 2004.

Foreign exchange gain

           A foreign exchange gain of $12,492 was earned for fiscal 2004 as compared to $192,201 for fiscal 2003. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

FISCAL YEAR ENDED JULY 31, 2003 VS. FISCAL YEAR ENDED JULY 31, 2002

Revenue

           Gross revenue for the fiscal year ended July 30, 2003 increased to $1,802,596 from $1,012,344 for the fiscal year ended July 31, 2002. This increase in revenue was a result of the following:

o Sales of aftermarket passenger car tire monitoring systems (TMS) increased to $1,141,210 for fiscal 2003 from $791,217 for fiscal 2002.

o Sales of original equipment manufacturer ("OEM") - passenger car systems increased to $174,880 for fiscal 2003 from $164,588 for fiscal 2002. Fiscal 2002 included sales under the Lincoln Continental program of our first generation product that were discontinued by Ford Motor Company at the end of December 31, 2001. Without the sales of $43,711 under the Lincoln Continental program for fiscal 2002, sales for fiscal 2002 would have been $120,847.

o Sales of motorcycle tire monitoring systems (TMS) were $183,589 for fiscal 2003 compared to $nil for fiscal 2002.

o Sales of "off-the-road" tire monitoring systems (TMS) designed for mining vehicle applications were $58,395 for fiscal 2003 compared to $nil for fiscal 2002. These tire monitoring systems (TMS) are currently undergoing on-vehicle validation.

o Revenue of $173,400 was recorded for engineering changes to modify our products pursuant to our Manufacturing, Co-Marketing and Development Agreement with Hyundai Autonet Co. Ltd. for fiscal 2003 compared to $nil for the fiscal 2002. Revenue is determined by the percentage of completion method.

o Sales of the motorsport tire monitoring systems (TMS) decreased to $44,739 for fiscal 2003 from $56,539 for fiscal 2002. As indicated above, we do not anticipate further sales of our motorsport tire monitoring systems
      (TMS) as our exclusive motorsport distributor, Pi Research of Cambridge, England, now manufactures and markets their own system. Accordingly, we have discontinued production of our motorsport tire monitoring systems
      (TMS).

o Sales of recreational vehicle products were $26,383 for fiscal 2003 compared to $nil for fiscal 2002.

Gross Margin

           Gross margin on product sales decreased to 23% for fiscal 2003 from 31% for fiscal 2002. The decrease occurred as the product mix of systems sold in fiscal 2003 had lower gross margins than the product mix of systems sold in fiscal 2002. The gross margins continued to be affected by the reduction in carrying value of first generation product inventory in the 1999 fiscal year.

Expenses

           Expenses decreased to $6,802,391 for fiscal 2003 from $7,038,843 for fiscal 2002, as a result of decreases in engineering, research and development expenses and marketing expenses. Reductions in these expenses (discussed in greater detail below) were partially offset by higher general and administration expenses and depreciation and amortization expenses.

           Engineering, research and development expenses decreased to $1,177,935 for fiscal 2003 from $1,727,606 for fiscal 2002. The higher engineering, research and development expenses for fiscal 2002 were attributable primarily to a $500,000 expenditure for non-recoverable development costs incurred with a key component supplier for future product development activities in that fiscal year. This expenditure was a one-time expense with this supplier. The nature of our activities could result in other future non-recurring engineering, research and development expenditures. A decrease in prototype development expenses, lower travel costs and lower expenditures on patents and approvals also contributed to the decrease in engineering, research and development expenses between fiscal 2002 and fiscal 2003, although these cost savings were partially offset by an increase in engineering-related-wages due to an increase in the number of engineering employees.

           Marketing expenses decreased to $1,448,326 for fiscal 2003 from $1,527,644 for fiscal 2002. This decrease was mainly due to lower advertising and promotion costs, as well as lower travel costs. This decrease was partially offset by higher marketing-related wages and tradeshow expenditures. Wages were higher as we incurred expenses of $130,000 in connection with the termination of a management agreement; 50% of this amount, or $65,000, is included in the marketing expenses for fiscal 2003, and 50% was included in general and administrative expenses for the year. The balance of the increase in our marketing expenses was a result of trade show expenses, including the cost of attending the Automechanika show, which is held in Europe every two years.

           General and administrative expenses increased to $2,939,260 for fiscal 2003 from $2,631,215 for fiscal 2002. The increase is attributable to an increase in professional fees, filing fees, insurance premiums and an expense of $315,044 to settle certain potential unquantified claims threatened by certain offshore investors against our Company. Professional fees increased as a result of filing registration statements with the Securities and Exchange Commission. As explained above, general and administrative expenses include $65,000 that was incurred in connection with the termination of a management contract. The increase was partially offset by lower travel and capital expenses.

           Depreciation and amortization expense increased to $1,236,870 for fiscal 2003 from $1,152,378 for fiscal 2002. Depreciation and amortization expense is expected to remain at approximately its current level for the foreseeable future.

           Interest and finance charges of $3,722,505 were incurred during fiscal 2003, including $3,720,250 in interest and finance charges on 10%, 5%, 7% and 8% redeemable convertible debentures, a 12% promissory note and a $5 million equity line of credit issued during fiscal 2003.

Interest Income

           Interest income of $2,835 was earned for fiscal 2003 as compared to $18,735 for fiscal 2002. This decrease was due to lower average cash balances maintained and lower interest rates during fiscal 2003.

Foreign exchange gain

           A foreign exchange gain of $192,201 was earned for fiscal 2003 as compared to $24,015 for fiscal 2002. The increase was primarily due to the decrease in the value of the US dollar against the Canadian dollar during the year, which resulted in foreign exchange gains on the settlement of US dollar liabilities outstanding at July 31, 2002 during fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

           We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since inception. As at July 31, 2004, we had an accumulated deficit of $59,018,256. Our net loss for fiscal 2004 was $10,987,026 compared to $9,914,629 for fiscal 2003. As of July 31, 2004, our stockholders' equity was $3,466,216 and we had working capital of $732,405.

           Our cash position at July 31, 2004 was $112,951 as compared to $1,843,694 at July 31, 2003. This decrease was due to the net decrease from our operating, financing and investing activities as described below.

           Our net loss of $10,987,026 for fiscal 2004 includes non-cash charges of $1,371,717 for depreciation and amortization, $3,842,107 for interest and finance expense and $98,175 for shares and warrants issued for services received. Decreases in non-cash working capital during this period amounted to $1,860,812. Non-cash working capital changes included increases in inventory and prepaid expenses and a decrease in receivables and accounts payable and accrued liabilities. An increase in inventory of $2,391,749 accounted for the most significant use of cash for working capital. This increase was primarily due to the procurement of components for production builds at Hyundai Autonet.

During fiscal 2004, we realized aggregate gross cash proceeds of $7,170,265 from financing activities as follows:

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

           On December 24, 2003, we closed a private placement of discounted unsecured convertible debentures in the aggregate principal amount of $3,493,590. We issued the convertible debentures at a 22% original issue discount from the face principal amount (based on a notional interest rate of 11% per annum for each year of the two-year term of the debentures), resulting in gross proceeds of $2,725,000, before the deduction of a $218,000 cash placement fee subsequently paid to HPC Capital Management and other expenses of the offering. The discounted convertible debentures do not otherwise bear interest, and will mature on April 1, 2006. The outstanding principal amount of each debenture may be converted at any time into shares of our common stock, in whole or in part, at the option of the holder of the debenture at a set price of $0.22 per share. The discounted convertible debentures are subject to mandatory redemption in equal monthly payments, payable in cash. We may elect to make the monthly redemption payments in shares of our common stock at a conversion price equal to the lesser of:

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

           On February 5, 2004, we notified the holders of the discounted convertible debentures that we had elected to effect the first monthly redemption payment in shares, and that the election should continue for subsequent redemption periods until revised. One of the holders of the discounted convertible debentures exercised its right to receive its first monthly redemption payment, in the amount of $14,583, in cash.

           On April 28, 2004, the Company irrevocably notified the debenture holders that it would make the monthly redemption payments in cash commencing June 1, 2004 until otherwise notified.

           On October 14, 2003, an employee exercised 79,400 employee stock options at $0.20 per stock option.

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

           On May 19, 2004, we received gross proceeds of $750,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. The note bears interest at a rate of 8% per annum and is repayable within 120 days of issuance with accrued interest. As a commitment fee to loan the Company money, the holder of the note received $75,000.

           On May 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, an accredited investor, in connection with a 24-month, $15.0 million equity line of credit facility. The agreement contemplates the potential future issuance and sale of up to $15.0 million of our common stock to Cornell Capital Partners, LP, subject to certain restrictions and other obligations. As the the underlying shares have been registered with the Securities and Exchange Commission, we are able to request advances. To July 31, 2004, we have drawn down $750,000. We may continue to request advances until Cornell Capital Partners has advanced $15,000,000 or two years after the effective date of the registration statement, whichever occurs first. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC.

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

           We have issued to Cornell Capital Partners 14,370,835 shares of common stock of which 10,861,220 were pursuant to three draw downs of $250,000 and 3,509,615 shares of common stock as a commitment fee under the equity line of credit. In addition, we have also issued, as a placement fee, 96,154 shares of our common stock to Newbridge Securities Corporation.

           The net proceeds realized or to be realized by us from these transactions have and are to be used for debt repayment, working capital and the purchase of capital assets.

           During fiscal 2004, we also purchased certain capital assets at an aggregate cost of $446,780. The majority of these capital assets were sent to Hyundai Autonet in Korea to facilitate production of our aftermarket tire pressure monitoring systems (TPMS) for passenger cars and motorcycles.

           Our management projects that we will require a minimum of $6.3-$8.5 million to fund our debt repayment, ongoing operating expenses and working capital requirements through July 31, 2005.

           Between August 1, 2004 and October 15, 2004, the Company realized gross cash proceeds of $2,746,788 from draw downs totalling $2.2 Million from our $15 Million equity line of credit and $546,788 from the exercise of warrants.

           However, due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for fiscal 2004, our independent auditors included additional comments in their Auditors' report indicating concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

           We plan to raise any additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the private placement of our securities (including shares issuable under our $15.0 Million standby equity distribution agreement with Cornell Capital, assuming that we will meet all conditions to effect drawdowns under equity line of credit facility). We may also realize cash proceeds upon the exercise of our outstanding warrants, which cannot be assured.

FUTURE OPERATIONS

           Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue for the foreseeable future.

           Our management projects that we will require a minimum of $6.3-$8.5 million to fund our debt repayment, ongoing operating expenses and working capital requirements through July 31, 2005 as follows:

Marketing                                    $ 1,500,000         $ 2,000,000
Engineering, research and development          1,200,000           1,700,000
General and administrative                     2,200,000           2,500,000
Capital Purchases                                150,000             400,000
Debt repayment                                 1,500,000           2,518,962
General Working Capital                         (250,000)           (618,962)
                                             -----------         -----------
TOTAL                                        $ 6,300,000         $ 8,500,000
                                             ===========         ===========

(1)   Assumes  monthly  repayments on the discounted  convertible  debentures of
      $145,566 in cash commencing January 1, 2004. The amount of cash used to redeem the discounted convertible debentures may be less than the
      September 30, 2004 balance outstanding of $1,612,798 as per the forbearance and escrow agreement dated September 24, 2004, the debenture holders have the option, after December 31, 2004, of converting the convertible debenture in whole or in part into shares of our common our common stock at $0.03 per share (subject to adjustment pursuant to the anti-dilution provisions contained in the debentures).

           Our working capital requirements are impacted by our inventory requirements. Therefore, any increase in sales of our products will be accompanied not only by an increase in revenues, but also by an increase in our working capital requirements. Our new products, the market acceptance of which will impact on our inventory needs and therefore will impact on our working capital requirements, include the following:

           o Our motorcycle tire pressure monitoring system (TPMS) was introduced for sale into the aftermarket in September 2002. We introduced a substantially improved second generation motorcycle tire pressure monitoring system (TPMS) in mid-February, 2004 and began delivery of this system to our distributors in May 2004. We had a recall in September and are currently working on a solution for curved rims that we plan to introduce into the market in January 2005.

           o During our fiscal year, we introduced low pressure tire monitoring systems (TPMS) for the recreational vehicle market. Marketed as "RoadVoiceTM" and "TrailerVoiceTM", they represent the first tire monitoring systems targeted specifically at the recreational vehicle, towed vehicle and trailer markets.

           o During our fiscal year, we introduced high pressure tire monitoring systems (TPMS) for the recreational vehicle market, bus and commercial market.

           o In May, 2004, we completed the development of a new wireless gateway receiver to facilitate the manufacture of pressure monitoring systems (TPMS) for commercial vehicles, which we expect to commence in fiscal 2005.

           The continuation of our business is dependent upon obtaining further financing, market acceptance of our current products and any new products that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations.

           As discussed above under the heading "Liquidity and Capital Resources, we plan to raise any additional capital required to meet the balance of our estimated funding requirements through July 31, 2005, primarily through the private placement of our securities (including the registration of additional shares of our common stock for issuance upon use of our $15M standby equity distribution agreement entered into on May 19, 2004).

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

GOING CONCERN

           As at July 31, 2004, we had an accumulated deficit of $59,018,256. Our net loss for the year was $10,987,026 compared to $9,914,629 for fiscal 2003. As of July 31, 2004, our stockholders' equity was $3,466,216 and we had working capital of $732,405.

           We require additional financing to fund our operations. During fiscal 2004, we used $7,535,839 cash in operating activities and $446,780 to purchase capital assets. Accordingly, during fiscal 2004, we raised gross cash proceeds of $7,154,385 from the exercise of warrants of $2,179,385, $2,725,000 from the issuance of 22% discounted convertible debentures, $1,500,000 from the issuance of two unsecured promissory notes, $750,000 from the draw down on our $15 Million Equity line of credit and $15,880 from the exercise of employee stock options.

           Between August 1, 2004 and October 15, 2004, the Company realized gross cash proceeds of $2,346,788 from draw downs totalling $1.8 Million from our $15 Million equity line of credit and $546,788 from the exercise of warrants.

           Although we have successfully registered the $15.0 million standby equity distribution agreement, which, as discussed elsewhere in this annual report, we only have 7,751,070 registered shares remaining under the agreement and there can be no assurance that we will be able to register additional shares. Our consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, our consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

REVENUE RECOGNITION

           Our Company recognizes revenue when there is persuasive evidence of an arrangement, goods are shipped and title passes, collection is probable, and the fee is fixed or determinable. Customer acceptance is used as the criterion for revenue recognition when the product sold does not have an established sales history to allow management to reasonably estimate returns and future provisions. Provisions are established for estimated product returns and warranty costs at the time the revenue is recognized. Our Company records deferred revenue when cash is received in advance of the revenue recognition criteria being met. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved. Engineering services revenue for the year were $94,800 (2003-$173,400 and 2002 - nil).

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

           As of October 15, 2004, there were no significant corrective actions taken by our Company or other changes made to these internal controls. Our Company's management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART III

ITEM 9.    DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

THE FOLLOWING TABLE SETS FORTH THE NAMES, AGES AND POSITIONS HELD WITH RESPECT TO EACH DIRECTOR AND EXECUTIVE OFFICER OF OUR COMPANY DURING FISCAL 2004.


----------------------------------------------------------------------------------------------------------
NAME                POSITION HELD WITH OUR COMPANY          AGE  DATE FIRST ELECTED OR APPOINTED
----------------------------------------------------------------------------------------------------------
                                                   DIRECTORS
----------------------------------------------------------------------------------------------------------
John Bolegoh(1)     Director                                 60  Director since December 2, 1993.
----------------------------------------------------------------------------------------------------------
William Cronin      Director                                 57  Director since June 7, 2001.
----------------------------------------------------------------------------------------------------------
Martin Gannon       Director                                 52  Director since February 3, 2003.
----------------------------------------------------------------------------------------------------------
Johnny Christiansen Director                                 49  Director since August 14, 2003.
----------------------------------------------------------------------------------------------------------
Robert Rudman       Director, President, CEO and Chairman    57  Director since September 22, 1993,
                                                                 President and CEO since January 19,
                                                                 1996, and Chairman since June 4, 1999.
----------------------------------------------------------------------------------------------------------
Al Kozak            Director, Chief Operating Officer        55  Director since November 20, 2002, and
                                                                 Chief Operating Officer since May 1,
                                                                 2002.
----------------------------------------------------------------------------------------------------------
                                   EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
----------------------------------------------------------------------------------------------------------
Jeff Finkelstein    Chief Financial Officer                  43  Chief Financial Officer since October
                                                                 23, 2002.
----------------------------------------------------------------------------------------------------------
Erwin Bartz         Director of Technical Operations         43  Vice President of Business Development
                                                                 since January 3, 2001.
----------------------------------------------------------------------------------------------------------
Shawn Lammers       Vice President, Engineering              37  Vice President, Engineering since
                                                                 January 1, 1997.
----------------------------------------------------------------------------------------------------------
John Taylor-Wilson  Vice President Sales and Marketing       48  Vice President Sales and Marketing
                                                                 since August 11, 2003. (2)
----------------------------------------------------------------------------------------------------------

(1) John Bolegoh served as a director of our Company during the fiscal year ended July 31, 2004 until his resignation on June 14, 2004.

(2)   John Taylor-Wilson was terminated on October 14, 2004.

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

Erwin Bartz

           Mr. Bartz was appointed Vice President of Business Development in 2003. He has overall responsibility for defining product strategies and roadmaps as well as developing strategic alliances. He was formerly our Director, Technical Operations since January 2001 with responsibility for overall technical operations including engineering and manufacturing. Mr. Bartz is a Professional Engineer with 20 years of engineering experience. Prior to joining our Company, Mr. Bartz spent ten years as Manager of Engineering and Manufacturing at Finning (Canada), the Caterpillar dealer for British Columbia, Alberta, United Kingdom and Chile, with corporate responsibility for engineering, product review, heavy manufacturing and new equipment preparation. Previously, he held the Engineering Manager role at Weldco Beales, a custom attachment manufacturer for the mobile equipment market, and also worked as a design engineer for the Chapman Industries, a Hitachi distributor and general manufacturer of purpose-built machinery and equipment.

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

SECTION 16(A) REPORTING

           Since our Company is a "foreign private issuer", our insiders are exempt from the reporting requirements of Section 16(a) of the United States Securities Exchange Act of 1934, as amended (the "1934 Act"). Among other things, Section 16(a) of the 1934 Act requires certain "reporting persons" of any issuer with any class of equity securities registered under Section 12 of the 1934 Act to file with the United States Securities and Exchange Commission reports of ownership and changes in ownership of securities of the registered class. Reporting persons consist of directors, executive officers and beneficial owners of more than 10% of the securities of the registered class. We are aware that certain persons, who would be subject to such reporting requirements, but for the fact that we are a "foreign private issuer", have voluntarily filed reports under Section 16(a) of the 1934 Act during fiscal 2004. However, we are not in a position to comment on the completeness of such filings.

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

           During fiscal 2004, six (6) individuals served as executive officers of the Company at various times: Robert Rudman, Al Kozak, Jeff Finkelstein, Erwin Bartz, Shawn Lammers, and John Taylor-Wilson. Mr. Finkelstein earned less than $100,000 in total salary and bonuses during fiscal 2004, and, therefore, is not considered a "Named Executive Officer."

====================================================================================================================================
                                                     SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                  Annual Compensation                                     Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Awards                           Payouts
------------------------------------------------------------------------------------------------------------------------------------
Name and Principal     Year      Salary      Bonus   Other   Annual  Securities       Restricted    LTIP Payouts  All Other
Position                                             Compen-sation(1)Underlying       Shares or                   Compen-sation
                                                                     Options/SARs     Restricted
                                                                     Granted (#)      Share Units
------------------------------------------------------------------------------------------------------------------------------------
Robert Rudman          2004      $217,478    Nil     Nil             1,079,500        Nil           Nil           Nil

President, Chairman    2003      $194,543    Nil     Nil                232,000       Nil           Nil           Nil
and Chief Executive
Officer                2002      $185,377    Nil     Nil                  90,000      Nil           Nil           Nil
------------------------------------------------------------------------------------------------------------------------------------
Al Kozak               2004      $164,983    Nil     Nil                683,000       Nil           Nil           Nil

Chief Operating        2003      $147,585    Nil     Nil                111,000       Nil           Nil           Nil
Officer
------------------------------------------------------------------------------------------------------------------------------------

====================================================================================================================================
                                                     SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                  Annual Compensation                                     Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Awards                           Payouts
------------------------------------------------------------------------------------------------------------------------------------
Name and Principal     Year      Salary      Bonus   Other   Annual  Securities       Restricted    LTIP Payouts  All Other
Position                                             Compen-sation(1)Underlying       Shares or                   Compen-sation
                                                                     Options/SARs     Restricted
                                                                     Granted (#)      Share Units
------------------------------------------------------------------------------------------------------------------------------------
Erwin Bartz            2004      $121,113    Nil     Nil                390,000       Nil           Nil           Nil

Vice-President,        2003      $108,341    Nil     Nil                  55,000      Nil           Nil           $5,826(2)
Business Development
------------------------------------------------------------------------------------------------------------------------------------

Shawn Lammers          2004      $108,739    Nil     Nil                332,600       Nil           Nil           Nil

Vice-President,        2003        $94,589   Nil     Nil                  15,100      Nil           Nil           Nil

Engineering            2002        $86,296   Nil     Nil                  10,000      Nil           Nil           Nil
------------------------------------------------------------------------------------------------------------------------------------
John Taylor-Wilson     2004      $102,576    Nil     Nil                450,000       Nil           Nil           $5,229(3)
====================================================================================================================================

* The average of the closing foreign exchange rates for fiscal 2004, as calculated by using the reported daily rates posted by the Federal Reserve Bank of New York, was CDN$1.3386 to every US$1.00. For the purposes of this table, executive compensation paid in Canadian currency to the Named Executive Officers has been converted into United States currency at the rate of CDN$1.3386 to every US$1.00

(1) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)   Mr. Bartz earned sales commissions of $5,826 in fiscal 2003.

(3)   Mr. Taylor-Wilson earned sales commissions of $5,229 in fiscal 2004.

           The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during fiscal 2004. Our Company has never issued stock appreciation rights. Our Company grants options that generally vest immediately at an exercise price equal to the fair market value of a share of common stock as determined by its closing price on the OTC Bulletin Board. Until May 28, 2003, the exercise price was determined by its closing price on the Nasdaq SmallCap Market. The term of each option granted is generally five years from the date of grant. Options may terminate before their expiration dates if the optionee's status as an employee is terminated or upon the optionee's death or disability.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

=================================================================================================
                            NUMBER OF        % OF TOTAL
                            SECURITIES       OPTIONS/ SARS
                            UNDERLYING       GRANTED TO
                            OPTIONS/ SARS    EMPLOYEES IN     EXERCISE PRICE
NAME                        GRANTED (#)      FISCAL YEAR      ($/SHARE)        EXPIRATION DATE
=================================================================================================
Robert Rudman 1,669,500     18.2%            $0.20            August 12, 2008
-------------------------------------------------------------------------------------------------
Al Kozak                    1,123,000        12.2%            $0.20            August 12, 2008
-------------------------------------------------------------------------------------------------
Erwin Bartz                    615,000,       6.7%            $0.20            August 12, 2008
-------------------------------------------------------------------------------------------------
Shawn Lammers                  557,600        6.1%            $0.20            August 12, 2008
-------------------------------------------------------------------------------------------------
John Taylor-Wilson             450,000        4.9%            $0.20            August 12, 2008
=================================================================================================

           The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of July 31, 2004. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of July 31, 2004 ($0.055 per share) and the exercise price of the individual's options. No Named Executive Officer exercised options during fiscal 2004.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

====================================================================================================================================
                                                       NUMBER OF SECURITIES UNDERLYING          VALUE  OF   UNEXERCISED IN-THE-MONEY
                                      AGGREGAGE        UNEXERCISED OPTIONS/SARS AT FY-END (#)   OPTIONS/SARS AT FY-END ($)
                    SHARES ACQUIRED   VALUE REALIZED
NAME                ON EXERCISE (#)   ($)              EXERCISABLE / UNEXERCISABLE              EXERCISABLE / UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------------------
 Robert Rudman       Nil               Nil               1,501,000           68,000              Nil                  Nil

 Al Kozak            Nil               Nil                 926,000           24,000              Nil                  Nil

 Erwin Bartz         Nil               Nil                 536,666           18,334              Nil                  Nil

 Shawn Lammers       Nil               Nil                 435,166            5,034              Nil                  Nil

 John Taylor-Wilson  Nil               Nil                 450,000            Nil                Nil                  Nil
====================================================================================================================================

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

           Effective October 23, 2002, our Board of Directors approved a management agreement with Jeff Finkelstein, which calls for the payment of a base salary of CDN$120,000 (approximately $88,000) per annum subject to increase from time to time. Effective August 1, 2003, Mr. Finkelstein's salary was increased to CDN$130,000 (approximately $102,783) per annum. This agreement with Mr. Finkelstein requires us to pay a termination allowance in the event of the termination of Mr. Finkelstein other than for just cause. The termination allowance is as follows:

o     three months salary if terminated before April 23, 2003,

o six months salary if terminated between April 23, 2003 and October 23, 2003,

o nine months salary if terminated between October 23, 2003 and October 23, 2004, and twelve months salary if terminated after October 23, 2004.

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

           Effective August 11, 2003, our Board of Directors approved a management agreement with John Taylor-Wilson, which calls for payment of a base salary of CDN$140,000 (approximately $103,000) per annum plus quarterly commissions ranging from 5% to 100% of the base salary amount if certain predetermined performance criteria in connection with his duties as Vice President Sales and Marketing are met. Mr. Taylor-Wilson may, with the approval of our compensation committee, elect to receive his salary, commission and termination allowance, if any, in such number of shares of our common stock as will be determined based on the five day average closing price for our common stock. Pursuant to the agreement, we also issued to Mr. Taylor-Wilson a total of 450,000 stock options pursuant to our 2002 Stock Incentive Plan (Non-U.S.), exercisable for five years at an exercise price equal to 115% of the 10 day average closing price for our common stock as at August 13, 2003. The agreement is subject to the following termination provisions:

o     if we  terminate  the  agreement  for any reason other than for just cause
      within  three  months,  we  will  have  no  further   obligations  to  Mr.
      Taylor-Wilson;

o if we terminate the agreement for any reason other than for just cause after three months and within six months, we will be required to either continue to pay Mr. Taylor-Wilson his salary and to provide him with benefits for a period of three months from the date of termination or, at our option, to pay him three months' salary in lieu of notice;

o if we terminate the agreement for any reason other than for just cause after six months and within twelve months, we will be required to either continue to pay Mr. Taylor-Wilson his salary and to provide him with benefits for a period of six months from the date of termination or, at our option, to pay him six months' salary in lieu of notice;

o if we terminate the agreement for any reason other than for just cause after twelve months and within twenty-four months, we will be required to either continue to pay Mr. Taylor-Wilson his salary and to provide him with benefits for a period of nine months from the date of termination or, at our option, to pay him nine months' salary in lieu of notice; and

o if we terminate the agreement for any reason other than for just cause after twenty-four months, we will be required to either continue to pay Mr. Taylor-Wilson his salary and to provide him with benefits for a period of twelve months from the date of termination or, at our option, to pay him twelve months' salary in lieu of notice.

           We are currently negotiating Mr. Taylor-Wilson's severance.

           Other than as discussed above, our Company has no plans or arrangements in respect of remuneration received or that may be received by Named Executive Officers of our company in fiscal 2004 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Named Executive Officer.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

           The authorized capital of our Company consists of: 300,000,000 shares of common stock without par value; and 100,000 shares of preferred stock with a par value of CDN $1,000 per share. As of October 15, 2004, there were 217,224,375 issued and outstanding shares of common stock and no issued or outstanding shares of preferred stock.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

           The following table sets forth, as of October 15, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

--------------------------------------------------------------------------------------------------
                                                   AMOUNT AND NATURE OF              PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER               BENEFICIAL OWNERSHIP             OF CLASS(1)
--------------------------------------------------------------------------------------------------
William Cronin                                          684,746(2)                       *
180 Concord Drive
Madison, Connecticut, USA  06443
--------------------------------------------------------------------------------------------------
Martin Gannon                                           410,000(3)                       *
1275 Post Road
Fairfield, Connecticut, USA  06824
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                                                   AMOUNT AND NATURE OF              PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER               BENEFICIAL OWNERSHIP             OF CLASS(1)
--------------------------------------------------------------------------------------------------
Johnny Christiansen                                     250,000                          *
Spurvestien 24
3189 Horten, Norway
--------------------------------------------------------------------------------------------------
Robert Rudman                                         1,590,410(4)                      *
#40 - 5740 Garrison Road
Richmond, BC   V7C 5E7
--------------------------------------------------------------------------------------------------
Al Kozak                                                926,000(5)                       *
25841 116 Avenue
Maple Ridge, BC  V4R 1Z6
--------------------------------------------------------------------------------------------------
Jeff Finkelstein                                        424,950(6)                       *
3460 Regent Street
Richmond, BC  V7E 2N1
--------------------------------------------------------------------------------------------------
Erwin Bartz                                             555,000(7)                       *
21 Arrow-Wood Place
Port Moody, BC  V3H 4E9
--------------------------------------------------------------------------------------------------
Shawn Lammers                                           441,719(8)                       *
3460 Regent Street
Richmond, BC  V7E 2N1
--------------------------------------------------------------------------------------------------
Directors and Executive Officers as a Group           5,282,825(10)                    2.37%
--------------------------------------------------------------------------------------------------
Cornell Capital Partners, LP
101 Hudson St-Suite 3606                             12,941,584                        5.62%
Jersey City NJ 07302
--------------------------------------------------------------------------------------------------

*     Represents less than 1% of our Company's outstanding stock

(1) Based on 217,224,375 shares of common stock issued and outstanding as of October 15, 2004. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes options to acquire up to 597,500 Common Shares, exercisable within sixty days.

(3) Includes options to acquire up to 400,100 Common Shares, exercisable within sixty days.

(4) Includes 10,257 Common Shares owned by Mr. Rudman's wife. Mr. Rudman has sole voting and dispositive power over such shares. Includes options to acquire up to 1,590,410 Common Shares, exercisable within sixty days.

(5) Consists of options to acquire up to 926,000 Common Shares, exercisable within 60 days.

(6) Includes options to acquire up to 419,200 Common Shares, exercisable within 60 days.

(7) Consists of options to acquire up to 555,000 Common Shares, exercisable within 60 days.

(8) Includes options to acquire up to 440,200 Common Shares, exercisable within 60 days.

(9) Includes options to acquire up to 450,000 Common Shares, exercisable within 60 days.

(10) Includes options to acquire up to 5,607,000 Common Shares, exercisable within 60 days.

CHANGES IN CONTROL

           We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of SmarTire, other than the conversion of our outstanding convertible debentures in certain circumstances.

EQUITY COMPENSATION PLAN INFORMATION

              The following table provides certain information with respect to all of our Company's equity compensation plans in effect as of September 30, 2004.

----------------------------------------------------------------------------------------------------------------------------
PLAN CATEGORY               NUMBER OF SECURITIES TO BE ISSUED      WEIGHTED AVERAGE EXERCISE     NUMBER OF SECURITIES
                            UPON EXERCISE OF OUTSTANDING OPTIONS,  PRICE OF OUTSTANDING          REMAINING AVAILABLE FOR
                            WARRANTS AND RIGHTS                    OPTIONS, WARRANTS AND RIGHTS  FUTURE ISSUANCE
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                                1,216,000                          0.49                  1,380,400
approved by stockholders
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                                7,343,800                          0.64                  2,867,300
not approved by
stockholders
----------------------------------------------------------------------------------------------------------------------------
Total                                                    8,559,800                          0.62                  4,247,700
----------------------------------------------------------------------------------------------------------------------------

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

           Mr. Becerra, a director of our Company until his resignation on March 17, 2003, is a principal of West Sussex Trading Inc. During the fiscal year ended July 31, 2003, we paid West Sussex Trading Inc. $215,108 for consulting and financial advisory services and have issued 621,143 share purchase warrants (224,000 at an exercise price of $0.10, 160,000 at an exercise price of $0.50, 60,000 at an exercise price of $0.67, 80,000 at an exercise price of $0.70, 57,143 at an exercise price of $0.35, and 40,000 at an exercise price of $0.10), which will expire on various dates between December 20, 2007 and July 24, 2008. During fiscal 2002, we paid West Sussex Trading Inc. $115,900 for consulting and financial advisory services and issued 46,900 share purchase warrants at an exercise price of $1.70, expiring on January 18, 2005. During fiscal 2001, we paid West Sussex Trading Inc. $78,510 for consulting and financial advisory services. Our Advisory Agreement with West Sussex Trading Inc. dated September 4, 2002 (filed with the Securities and Exchange Commission on October 25, 2002 as an exhibit to our annual report on Form 10-KSB for fiscal 2002) has been terminated effective March 17, 2003.

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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)        The following documents are filed as part of this report:

           Consolidated Financial Statements. See "Index" on Page F-1;

           Auditors' Report, dated September 10, 2004;

           Consolidated Balance Sheets at July 31, 2004 and July 31, 2003;

           Consolidated Statements of Operations and Deficit for the Years Ended July 31, 2004, July 31, 2003 and July 31, 2002;

           Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended July 31, 2004, July 31, 2003 and July 31, 2002;

           Consolidated Statements of Cash Flows for the Years Ended July 31, 2004, July 31, 2003 and July 31, 2002; and

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

           On December 23, 2003 we filed a Current Report on Form 8-K relating to the amendment of our articles of continuance effective December 15, 2003.

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

           On June 14, 2004 we filed a Current Report on Form 8-K relating to a major sales order with Chu Chang International Ltd.

           On September 13, 2004 we filed a Current Report on Form 8-K relating to the filing of a claim by Palisades Master Fund, L.P, PEF Advisors and Bristol Investment Fund, Ltd against us.

           On September 17, 2004 we filed a Current Report on Form 8-K relating to the filing of a claim by Alpha Capital Aktiengesellschaft against us.

           On October 1, 2004 we filed a Current Report on Form 8-K relating to the settlement of a claim by Alpha Capital Aktiengesellschaft and Palisades Master Fund, L.P, PEF Advisors and Bristol Investment Fund, Ltd against us and the issuance of 12,500,000 shares of common stock in consideration of a $500,000 advance notice on its Standby Equity Distribution Agreement with Cornell Capital Partners L.P.

           On October 12, 2004 we filed a Current Report on Form 8-K relating to the issuance of 12,500,000 shares of common stock in consideration of a $400,000 advance notice on its Standby Equity Distribution Agreement with Cornell Capital Partners L.P.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

           Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended July 31, 2004 and July 31, 2003, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB and to review registration statements submitted to the Securities and Exchange Commission during those fiscal years were $111,170 and $79,956 respectively.

           Tax Fees. The Company incurred fees to auditors of $5,230 and $663 for tax compliance matters during the fiscal years ended July 31, 2004 and July 31, 2003, respectively.

EXHIBIT
NUMBER     DESCRIPTION
-------    ---------------------------------------------------------------------

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

3.9        Special  Resolution and Altered  Memorandum of SmarTire  Systems Inc.
           dated November 17, 1995.(1)

3.10 Special Resolution and Altered Memorandum of SmarTire Systems Inc. dated January 16, 1998.(1)

3.11 Special Resolution and Altered Memorandum of SmarTire Systems Inc. dated December 5, 2000.(4)

3.12       Substituted  Articles of SmarTire  Systems Inc.  adopted  December 5,
           2000.(4)

3.13 Articles of Continuance, dated January 29, 2003 and effective February 6, 2003.(9)

3.14 Certificate of amendment issued to SmarTire Systems Inc. by the Yukon Registrar of Corporations effective December 15, 2003 and attached Articles of Amendment of SmarTire Systems Inc. dated Decmeber 11, 2003.(21)

3.15 Certificate of Registration of Restated Articles issued to SmarTire Systems Inc. by the Yukon Registrar of Corporations effective December 15, 2003, and attached Restated Articles of Incorporation of SmarTire Systems Inc. dated December 11, 2003.(21)

3.16       By-Law No. 1, dated February 6, 2003.(9)

10.1 Product Licensing Agreement dated May 5, 1998 between our Company and Advantage Enterprises Inc.(2)(3)

10.2 Management Agreement between our Company and Shawn Lammers dated as of August 1, 1999.(3)

10.3 Management Agreement between our Company and Robert Rudman dated as of August 1, 1999.(3)

10.4 Management Agreement between SmarTire Europe Limited and Ian Bateman dated as of December 9, 1999.(3)

10.5 License Agreement dated September 20, 1999 between our Company and Transense Technologies plc.(3)(2)

10.6 Management agreement between our Company and Erwin Bartz dated as of January 3, 2001.(5)

EXHIBIT
NUMBER     DESCRIPTION
-------    ---------------------------------------------------------------------

10.7 License agreement dated August 31, 2001 between our Company and TRW Inc.(6)(2)

10.8 License agreement dated August 31, 2001 between TRW Inc. and our Company.(6)(2)

10.9 Management agreement between our Company and Al Kozak dated as of May 1, 2002.(7)

10.10 Advisory agreement between our Company and Impact Capital Limited dated October 25, 2002.(8)

10.11 Management agreement between our Company and Jeff Finkelstein dated as of October 25, 2002.(8)

10.12 Supply agreement between our Company and Pirelli Pneumatici dated September 24, 2002.(8)(2)

10.13 Manufacturing, Co-Marketing and Development Agreement, dated February 6, 2003, between SmarTire Systems Inc. and Hyundai Autonet Co. Ltd.(12)

10.14 Warrant Certificate dated May 16, 2003 registered in the name of Dunwoody Brokerage Services, Inc.(12)

10.15 Stock Purchase Warrant dated May 16, 2003 registered in the name of HPC Capital Management.(12)

10.16      Form  of  Stock  Purchase   Warrant  for  Impact   Capital   Partners
           Limited.(12)

10.17 Securities Purchase Agreement, dated as of July 17, 2003, among SmarTire Systems Inc. and Palisades Master Fund, L.P., Alpha Capital AG, Crescent International Ltd., and Goldplate Investment Partners.(13)

10.18 Registration Rights Agreement, dated as of July 17, 2003, among SmarTire Systems Inc. and Palisades Master Fund, L.P., Alpha Capital AG, Crescent International Ltd., and Goldplate Investment Partners.(13)

10.19 Escrow Agreement, dated as of July 17, 2003, among SmarTire Systems Inc. and Palisades Master Fund, L.P., Alpha Capital AG, Crescent International Ltd., Goldplate Investment Partners and Feldman Weinstein, LLP, as escrow agent.(13)

10.20      Form of 8% Convertible Debenture.(13)

10.21      Form of Stock Purchase Warrant.(13)

10.22 Stock Purchase Warrant, dated as of July 17, 2003, registered in the name of HPC Capital Management.(13)

10.23 Common Stock Purchase Agreement, dated as of July 23, 2003, between SmarTire Systems Inc. and Talisman Management Limited.(13)

EXHIBIT
NUMBER     DESCRIPTION
-------    ---------------------------------------------------------------------

10.24 Registration Rights Agreement, dated as of July 23, 2003, between SmarTire Systems Inc. and Talisman Management Limited.(13)

10.25 Escrow Agreement, dated as of July 23, 2003, among SmarTire Systems Inc., Talisman Management Limited and Feldman Weinstein, LLP, as escrow agent.(13)

10.26 Stock Purchase Warrant, dated as of July 23, 2003, registered in the name of Talisman Management Limited.(13)

10.27 Stock Purchase Warrant, dated as of July 23, 2003, registered in the name of HPC Capital Management.(13)

10.28 Management Agreement between our Company and John Taylor-Wilson, dated as of August 1, 2003.(13)

10.29 Engagement Letter between our Company and HPC Capital Management, dated August 12, 2003.(13)

10.30 Stock Purchase Warrant, dated August 15, 2003, registered in the name of Epoch Financial Group, Inc.(13)

10.31      Agreement  in   Principle   between  our  Company  and  Beijing  Boom
           Technology Limited dated September 8, 2003(14)(2)

10.32 Master Distribution Agreement between SmarTire Systems and Beijing Boom Technology Co. Ltd. dated October 17, 2003 (14)(2)

10.33 Contract Manufacturing Services Agreement between SmarTire Systems Inc. and Hyundai Autonet Company dated October 17, 2003.(16)(2)

10.34 Letter Agreement dated October 27, 2003 between SmarTire Systems Inc. and HPC Capital Management.(18)

10.35 Stock Purchase Warrant, dated October 27, 2003, registered in the name of HPC Capital Management.(18)

10.36 Letter Agreement dated October 27, 2003 between SmarTire Systems Inc. and Palisades Master Fund, L.P.(18)

10.37 Stock Purchase Warrant, dated October 27, 2003, registered in the name of Palisades Master Fund, L.P.(18)

10.38 Letter Agreement dated November 6, 2003 between SmarTire Systems Inc. and Crescent International Ltd.(19)

10.39 Stock Purchase Warrant, dated November 10, 2003, registered in the name of Crescent International Ltd. (19)

10.40 Letter Agreement dated November 6, 2003 between SmarTire Systems Inc. and Alpha Capital AG(19)

10.41 Stock Purchase Warrant, November 10, 2003, registered in the name of Alpha Capital AG(19)

10.42 Letter Agreement dated November 6, 2003 between SmarTire Systems Inc. and Goldplate Investment Partners(19)

10.43 Stock Purchase Warrant, dated November 10, 2003, registered in the name of Goldplate Investment Partners(19)

EXHIBIT
NUMBER     DESCRIPTION
-------    ---------------------------------------------------------------------

10.44 Amending Letter Agreement dated November 10, 2003 between SmarTire Systems Inc. and HPC Capital Management(19)

10.45 Amended Stock Purchase Warrant, dated as of October 27, 2003, registered in the name of HPC Capital Management(19)

10.46 Amending Letter Agreement dated November 10, 2003 between SmarTire Systems Inc. and Palisades Master Fund, L.P.(19)

10.47 Amended Stock Purchase Warrant, dated as of October 27, 2003, registered in the name of Palisades Master Fund, L.P.(19)

10.48 Development Agreement dated September 12, 2003 between SmarTire Systems Inc. and Vansco Ltd.(20)

10.49 Co-Marketing and Development Agreement dated October 10, 2003 between Haldex Brake Products Ltd. and SmarTire Systems Inc.(20)

10.50 Supply Agreement dated October 10, 2003 between SmarTire Systems Inc. and Haldex Brake Products Ltd.(20)

10.51 Securities Purchase Agreement, dated as of December 19, 2003, among SmarTire Systems Inc. and Palisades Master Fund, L.P., Alpha Capital AG, Crescent International Ltd., Goldplate Investment Partners, Gamma Opportunity Capital Partners, LP, PEF Advisors Ltd. and Bristol Investment Fund, Ltd.(22)

10.52 Registration Rights Agreement, dated as of December 24, 2003, among SmarTire Systems Inc. and Palisades Master Fund, L.P., Alpha Capital AG, Crescent International Ltd., Goldplate Investment Partners, Gamma Opportunity Capital Partners, LP, PEF Advisors Ltd. and Bristol Investment Fund, Ltd. (22)

10.53 Escrow Agreement, dated as of December 24, 2003, among SmarTire Systems Master Fund, L.P., Alpha Capital AG, Crescent International Ltd., Goldplate Investment Partners, Gamma Opportunity Capital Partners, LP, PEF Advisors Ltd., Bristol Investment Fund, Ltd. and Feldman Weinstein, LLP, as escrow agent(22)

10.54      Form of Discounted Convertible Debenture(22)

10.55      Form of Addendum to Discounted Convertible Debenture(22)

10.56      Form of Stock Purchase Warrant(22)

10.57 Placement Fee Payment and Subscription Agreement, dated as of December 24, 2003, between SmarTire Systems Inc. and HPC Capital Management(22)

10.58 Stock Purchase Warrant, dated as of December 24, 2003, registered in the name of HPC Capital Management(22)

10.59 Amendment Agreement between SmarTire Systems Inc. and Talisman Management Limited dated January 21, 2004, amending the Common Stock Purchase Agreement between the parties dated as of July 23, 2003(22)

10.60 Amendment Agreement between SmarTire Systems Inc. and Talisman Management Limited dated January 21, 2004, amending the Registration Rights Agreement between the parties dated as of July 23, 2003(22)

EXHIBIT
NUMBER     DESCRIPTION
-------    ---------------------------------------------------------------------

10.61      Form of Promissory note issued to Cornell Capital Partners, LP(23)

10.62      Standby Equity Distribution Agreement dated May 19, 2004(24)

10.63      Registration Rights Agreement dated May 19, 2004(24)

10.64      Escrow Agreement with Cornell Capital Partners, LP(24)

10.65 Dealer and Supply Agreement between SmarTire Systems Inc, Chu Chang International Ltd, Beijing Boom Technology Co. Ltd. dated as of June 3, 2004(25)

10.66      Forbearance and Escrow Agreement(26)

14.1       Code of Business Conduct and Ethics Compliance Program (16)

21.1       SmarTire Technologies Inc.

21.2       SmarTire USA Inc.

21.3       SmarTire Europe Limited

23.2       Consent of KPMG LLP**

31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

32.1 Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

32.2 Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

**         Filed herewith.

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

(5) Incorporated by reference to SmarTire Systems Inc.'s Form 10-KSB filed with the Securities and Exchange Commission on October 26, 2001.

(6) Incorporated by reference to SmarTire Systems Inc.'s Form 10-KSB/A filed with the Securities and Exchange Commission on August 19, 2002.

(7) Incorporated by reference to SmarTire Systems Inc.'s Form 10-KSB filed with the Securities and Exchange Commission on October 25, 2002.

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

(12) Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities and Exchange Commission on June 4, 2003.

(13) Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities and Exchange Commission on August 18, 2003.

(14) Incorporated by reference to SmarTire Systems Inc.'s Form 8-K filed with the Securities and Exchange Commission on September 10, 2003.

(15) Incorporated by reference to SmarTire Systems Inc.'s Form 10-KSB filed with the Securities and Exchange Commission on October 25, 2003.

(16) Incorporated by reference to SmarTire Systems Inc.'s Form 8-K/A filed with the Securities and Exchange Commission on January 7, 2004.

(17) Incorporated by reference to SmarTire Systems Inc.'s Form 8-K filed with the Securities and Exchange Commission on October 24, 2003.

(18) Incorporated by reference to Pre-Effective Amendment No. 1 to SmarTire Systems Inc.'s registration statement on Form SB-2/A filed with the Securities Exchange Commission on November 4, 2003.

(19) Incorporated by reference to SmarTire Systems Inc.'s Form 8-K filed with the Securities and Exchange Commission on November 13, 2003.

(20) Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities and Exchange Commission on December 12, 2003.

(21) Incorporated by reference to SmarTire Systems Inc.'s Form 8-K filed with the Securities and Exchange Commission on December 23, 2003.

(22) Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities Exchange Commission on January 15, 2004.

(23) Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on April 28, 2004.

(24) Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities Exchange Commission on June 2, 2004.

(25) Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on June 15, 2004.

(26) Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on October 1, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTIRE SYSTEMS INC.

By:   /s/ Robert V. Rudman
      --------------------------------------
      Robert V. Rudman, CA
      President, Chairman and
      Chief Executive Officer

Date: October 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 28, 2004:

SIGNATURES


/s/ Robert Rudman
----------------------------------------------------
Robert Rudman, President, CEO, Chairman and Director
(Principal Executive Officer)


/s/ Jeff Finkelstein
----------------------------------------------------
Jeff Finkelstein, Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Al Kozak
----------------------------------------------------
Al Kozak, Chief Operating Officer and Director


/s/ William Cronin
----------------------------------------------------
William Cronin, Director


/s/ Martin Gannon
----------------------------------------------------
Martin Gannon, Director


/s/ Johnny Christiansen
----------------------------------------------------
Johnny Christiansen, Director

     Consolidated Financial Statements
     (Expressed in United States dollars)
     (Prepared in accordance with U.S. generally accepted accounting principles)

     SMARTIRE SYSTEMS INC.

     Years ended July 31, 2004, 2003 and 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM

TO THE SHAREHOLDERS OF SMARTIRE SYSTEMS INC.

We have audited the consolidated balance sheets of SmarTire Systems Inc. as at July 31, 2004 and 2003 and the consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three year period ended July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at July 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three year period ended July 31, 2004 in accordance with U.S. generally accepted accounting principles.

On September 10, 2004, except for note 16 which is as of October 5, 2004, we reported separately to the shareholders of the Company on the consolidated balance sheets as at July 31, 2004 and 2003 and the consolidated statements of operations and deficit and cash flows for the years then ended, which consolidated financial statements were prepared in accordance with Canadian generally accepted accounting principles.

/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada
September 10, 2004, except for note 16
  which is as of October 5, 2004

COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA - U.S. REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 2 to the financial statements. Our report to the shareholders dated September 10, 2004, except for note 16 which is as of October 5, 2004, is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the report of independent registered public accounting firm when these are adequately disclosed in the financial statements.

/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada
September 10, 2004, except for note 16
 which is as of October 5, 2004


SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

July 31, 2004 and 2003

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    2004                 2003
-----------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
      Cash and cash equivalents                                                             $    112,951         $  1,843,694
      Receivables, net of allowance for doubtful accounts
         of nil (2003 - nil)                                                                     259,508              405,885
      Inventory (note 4)                                                                       3,245,807              806,846
      Prepaid expenses                                                                           189,477              165,792
-----------------------------------------------------------------------------------------------------------------------------
                                                                                               3,807,743            3,222,217

Capital assets (note 5)                                                                          824,616              550,458

Deferred financing costs (note 10)                                                               157,020              183,259

Other assets (note 6)                                                                          2,147,749            3,129,658
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            $  6,937,128         $  7,085,592
=============================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable and accrued liabilities                                              $  1,293,251         $    788,267
      Deferred revenue                                                                            10,830               10,018
      Promissory notes payable (note 7)                                                        1,500,000                   --
      Current portion of convertible debentures                                                  271,257                   --
-----------------------------------------------------------------------------------------------------------------------------
                                                                                               3,075,338              798,285
Convertible debentures, net of equity portion of $1,525,253
      (2003 - $1,966,664) (note 8)                                                               395,574                    3

Stockholders' equity:
      Share capital (note 9):
         Preferred shares, par value $1,000 Cdn per share:
             100,000 shares authorized
             Issued and outstanding: none
         Common shares, without par value:
                300,000,000 shares authorized (July 31, 2003-200,000,000)
                103,130,761 shares issued and outstanding at
                   July 31, 2004 (July 31, 2003 -55,039,065)                                  58,368,020           48,204,995
      Additional paid-in capital                                                               4,417,323            6,681,893
      Deficit                                                                                (59,018,256)         (48,031,230)
      Accumulated other comprehensive loss                                                      (300,871)            (568,354)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                               3,466,216            6,287,304
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            $  6,937,128         $  7,085,592
=============================================================================================================================

Going concern (note 2)
Commitments and contingencies (note 14)
Subsequent events (note 16)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board



______________________________Director      ___________________________ Director
Robert V. Rudman                            Bill Cronin


SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

----------------------------------------------------------------------------------------------------------------------------
                                                                              2004                 2003                 2002
----------------------------------------------------------------------------------------------------------------------------
Revenue                                                               $  1,658,279         $  1,802,596         $  1,012,344

Cost of goods sold                                                       1,445,563            1,387,365              699,955
----------------------------------------------------------------------------------------------------------------------------
                                                                           212,716              415,231              312,389

Expenses:
        Depreciation and amortization                                    1,371,717            1,236,870            1,152,378
        Engineering, research and development                            1,654,690            1,177,935            1,727,606
        General and administrative                                       2,338,758            2,939,260            2,631,215
        Marketing                                                        1,821,122            1,448,326            1,527,644
----------------------------------------------------------------------------------------------------------------------------
                                                                         7,186,287            6,802,391            7,038,843
----------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                    (6,973,571)          (6,387,160)          (6,726,454)

Other earnings (expenses):
        Interest income                                                      5,873                2,835               18,735
        Net interest and financing expenses                             (4,031,820)          (3,722,505)            (145,472)
        Foreign exchange gain                                               12,492              192,201               24,015
----------------------------------------------------------------------------------------------------------------------------
                                                                        (4,013,455)          (3,527,469)            (102,722)
----------------------------------------------------------------------------------------------------------------------------
Loss for the year                                                     $(10,987,026)        $ (9,914,629)        $ (6,829,176)
============================================================================================================================

Basic and diluted loss per share                                      $      (0.13)        $      (0.37)        $      (0.41)

Weighted average number of common
      shares used in the computation of basic
        and diluted loss per share (note 13)                            83,356,095           26,771,427           16,743,977
============================================================================================================================

See accompanying notes to consolidated financial statements.


SMARTIRE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

====================================================================================================================================
Years ended July 31, 2004, 2003 and 2002


                                                                                            Accumulated
                               Common shares      Additional      Deferred                        other
                          ----------------------     paid-in         stock                comprehensive  Stockholders'Comprehensive
                              Shares      Amount     capital  compensation       Deficit           loss        equity  income (loss)
------------------------------------------------------------------------------------------------------------------------------------
                                            $           $           $               $           $              $            $
Balance at July 31, 2001  15,159,369  37,566,083     683,462       (40,773)  (31,287,425)      (806,198)     6,115,149   (5,779,943)
====================================================================================================================================
Issuance of common
  shares for cash
  upon private
  placements, net
  of issuance costs
  of $551,569              3,352,000   4,650,289          --            --            --             --      4,650,289           --
Exercise of warrants
  for cash, net of
  issuance costs
  of $10,890                 200,000     298,110          --            --            --             --        298,110           --
Fair value of
  warrants issued
  on private placement            --          --     206,340            --            --             --        206,340           --
Forfeiture of
  stock options                   --          --      (4,341)        4,341            --             --             --           --
Compensation
  expense                         --          --          --        19,427            --             --         19,427           --
Loss for the
  period                          --          --          --            --    (6,829,176)            --     (6,829,176)  (6,829,176)
Translation
  adjustment                      --          --          --            --            --       (171,093)      (171,093)    (171,093)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July
  31, 2002                18,711,369  42,514,482     885,461       (17,005)  (38,116,601)      (977,291)     4,289,046   (7,000,269)
====================================================================================================================================

Issuance of common
  shares for cash
  upon private
  placements, net
  of issuance costs
  of $289,172
  (note 9(a))              6,964,286   1,810,828          --            --            --             --      1,810,828           --
Intrinsic value of
  beneficial
  conversion feature
  of convertible
  debentures plus
  fair value of
  warrants issued
  (note 8)                        --          --   5,157,521            --            --             --      5,157,521           --
Conversion of
  convertible
  debenture and
  accrued interest
  to common shares
  net of issuance
  costs of $628,526
  (note 8)                24,381,133   3,024,395          --            --            --             --      3,024,395           --
Exercise of warrants
  for cash, net of
  issuance costs
  of $61,060 (note 9(b))   3,300,000     298,940          --            --            --             --        298,940           --
Issuance of shares
  as fees on equity
  line of credit
  (note 9(c))                478,412     300,000          --            --            --             --        300,000           --
------------------------------------------------------------------------------------------------------------------------------------

Balance carried forward   53,835,200  47,948,645   6,042,982       (17,005)  (38,116,601)      (977,291)    14,880,730           --


SMARTIRE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (Continued)
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002
====================================================================================================================================
                                                                                            Accumulated
                               Common shares      Additional      Deferred                        other
                          ----------------------     paid-in         stock                comprehensive  Stockholders'Comprehensive
                              Shares      Amount     capital  compensation       Deficit           loss        equity  income (loss)
------------------------------------------------------------------------------------------------------------------------------------
                                            $           $           $               $           $              $            $
Balance brought forward   53,835,200  47,948,645   6,042,982       (17,005)  (38,116,601)      (977,291)    14,880,730           --

Fair value of agent's
  warrants issued on
  private placements and
  convertible debentures
  (notes 8 and 9)                 --          --     502,367            --            --             --        502,367           --
Debt settlement through
  issuance of common
  shares (note 9(d))         353,865      77,850          --            --            --             --         77,850           --
Issuance of shares and
  repricing of warrants
  to settle a potential
  claim (note 9(e))          850,000     178,500     136,544            --            --             --        315,044           --
Compensation expense              --          --          --        17,005            --             --         17,005           --
Loss for the period               --          --          --            --    (9,914,629)            --     (9,914,629)  (9,914,629)
Translation adjustment            --          --          --            --            --        408,937        408,937      408,937
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2003  55,039,065  48,204,995   6,681,893            --   (48,031,230)      (568,354)     6,287,304   (9,505,692)
====================================================================================================================================

Exercise of stock options
  for cash (note 9 (j))       79,400      15,880          --            --            --             --         15,880           --
Intrinsic value of
  beneficial conversion
  feature of convertible
  debentures plus fair
  value of warrants
  issued (note 8)                 --          --   2,457,023            --            --             --      2,457,023           --
Conversion of convertible
  debentures and accrued
  interest to common
  shares allocated pro-rata
  between additional
  paid-in-capital and
  common shares, net of
  issuance costs of
  $156,133 (note 8)       20,882,076   5,344,961  (2,788,277)           --            --             --      2,556,684           --
Exercise of warrants for
  cash, net of issuance
  costs of $78,370
  (note 9(f))             12,463,231   3,702,985  (1,601,970)           --            --             --      2,101,015           --
Issuance of shares and
  warrants as fees for
  services
  received (note 9(g))       200,000      34,800      63,375            --            --             --         98,175           --
Fair value of agent's
  warrants issued on
  private placement of
  convertible debentures
  (note 8(d))                     --          --      15,699            --            --             --         15,699           --
Issuance of shares as
  fees on equity line of
  credit (note 9(h))       3,605,769     375,000    (375,000)           --            --             --             --           --
Cash cost incurred for
  equity line (note 9(h))         --          --     (35,420)           --            --             --        (35,420)          --
Shares issued upon draw
  downs on equity line
  of credit, net of
  issuance cost of
  $60,601 (note 9(h))     10,861,220     689,399          --            --            --             --        689,399
Loss for the period               --          --          --            --   (10,987,026)                  (10,987,026) (10,987,026)
Translation adjustment            --          --          --            --            --        267,483        267,483      267,483
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2004 103,130,761  58,368,020   4,417,323            --   (59,018,256)      (300,871)     3,466,216  (10,719,543)
====================================================================================================================================

See accompanying notes to consolidated financial statements.


SMARTIRE SYSTEMS INC.

Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)


Years ended July 31, 2004, 2003 and 2002

===============================================================================================================================
                                                                             2004                   2003                   2002
-------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for):
Operating activities:
      Loss for the year                                              $(10,987,026)          $ (9,914,629)          $ (6,829,176)
      Items not affecting cash:
         Depreciation and amortization                                  1,371,717              1,236,870              1,152,378
         Stock-based compensation                                              --                 17,005                 19,427
         Non-cash interest and finance charges                          3,842,107              3,694,914                     --
         Issuance of shares and warrants for services received             98,175                     --                     --
         Issuance of shares and repricing of warrants to settle a
            potential claim (note 9(c))                                        --                315,044                     --
      Changes in non-cash working capital:
         Receivables                                                      170,127               (182,366)                (5,266)
         Deferred revenue                                                      --                  9,423                     --
         Deferred financing expense                                            --                 (5,000)                    --
         Inventory                                                     (2,391,749)               594,333                151,249
         Prepaid expenses                                                 (13,984)               240,861               (294,769)
         Accounts payable and accrued liabilities                         374,794               (434,556)               346,652
-------------------------------------------------------------------------------------------------------------------------------

      Net cash used in operating activities                            (7,535,839)            (4,428,101)            (5,459,505)

Investing activities:
      Purchase of capital assets                                         (446,780)               (62,978)              (164,886)
      Purchase of other asset                                                  --                     --               (500,000)
-------------------------------------------------------------------------------------------------------------------------------

      Net cash used in investing activities                              (446,780)               (62,978)              (664,886)

Financing activities:
      Cash received on exercise of stock options                           15,880                     --                     --
      Issuance of common shares                                                --              2,100,000              5,173,500
      Cash received on exercise of warrants (note 9 (f))                2,179,385                360,000                309,000
      Proceeds from convertible debentures (note 8)                     2,725,000              5,618,000                     --
      Proceeds from promissory note (note 7)                            1,500,000                250,000                     --
      Proceeds from equity line of credit (note 9)                        750,000                     --                     --
      Financing costs                                                    (626,696)              (886,799)              (316,871)
      Repayment of promissory notes (notes 6 and 7)                      (305,715)            (1,600,000)            (1,450,000)
-------------------------------------------------------------------------------------------------------------------------------

      Net cash provided by financing activities                         6,237,854              5,841,201              3,715,629

Effect of exchange rate differences on cash
      and cash equivalents                                                 14,022                (32,396)                 4,473
-------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                   (1,730,743)             1,317,726             (2,404,289)

Cash and cash equivalents, beginning of year                            1,843,694                525,968              2,930,257
-------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                               $    112,951           $  1,843,694           $    525,968
===============================================================================================================================

Supplementary information:
      Interest and finance charges paid                              $    189,713           $     27,591           $     92,093
Non-cash investing and financing activities:
      Purchase of other asset through issuance of promissory note              --                     --              2,800,000
      Fair value of agents warrants issued in conjunction with
         financings                                                        15,699                502,367                206,340
      Shares issued for financing services on private placement                --                     --                 28,358
      Settlement of debt through issuance of common shares
         (note 9(d))                                                           --                 77,850                     --
      Conversion of convertible debentures to common shares             2,556,684              3,024,395                     --
      Issuance of shares as consideration for equity line of credit       375,000                300,000                     --
      Financing costs included in accounts payable                         52,859                 30,000                     --
===============================================================================================================================

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

1.    OPERATIONS:

      The Company and its subsidiaries develop and market products incorporating wireless data transmission and processing technologies, primarily for the automotive markets. The Company's primary product is a wireless tire monitoring system which it currently markets for use on passenger vehicles, motorcycles, recreational vehicles, trucks, buses and other pneumatic tire applications. All sales of its product are made in this industry segment.

2.    GOING CONCERN:

      The Company requires additional financing to fund its operations. The Company has incurred recurring operating losses and has a deficit of $59,018,256 and working capital of $732,405 as at July 31, 2004. During the year ended July 31, 2004, the Company used cash of $7,982,619 in operating and investing activities.

      The Company is pursuing various alternatives to meet its immediate and long-term financial requirements. During fiscal 2004, the Company realized gross cash proceeds of $7,170,265 from financing activities (2003-$8,328,000) and arranged a $15.0 million equity line of credit (note 9(h)) to fund its operations. Subsequent to the year-end, the Company raised gross proceeds of $2,746,788 (note 16). There can be no assurance that the Company can draw down amounts under the equity line of credit when required and that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

3.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      (d)   Inventory:

            Inventory of raw materials are recorded at the lower of cost, determined on a first-in, first-out basis, and net realizable value. Inventory of finished goods and work-in progress are recorded at the lower of average cost and net realizable value. Average cost is determined using the weighted-average method and includes invoice cost, duties and freight where applicable plus direct labour applied to the product and an applicable share of manufacturing overhead. A provision for obsolescence for slow moving inventory items is estimated by management based on historical and expected future sales and is included in cost of goods sold.

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

      (h)   Revenue recognition:

            The Company recognizes revenue when there is persuasive evidence of an arrangement, goods are shipped and title passes, collection is probable, and the fee is fixed or determinable. Customer acceptance is used as the criterion for revenue recognition when the product sold does not have an established sales history to allow management to reasonably estimate returns and future provisions. Provisions are established for estimated product returns and warranty costs at the time the revenue is recognized. The Company records deferred revenue when cash is received in advance of the revenue recognition criteria being met. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved. Engineering services revenue for the year were $94,800 (2003-$173,400 and 2002 - nil).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

3.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

      (k)   Warranty costs:

            The Company accrues warranty costs upon the recognition of related revenue, based on its best estimates, with reference to past experience. See note 14(c).

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

3.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      (m)   Use of estimates:

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management at the date of the financial statements to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts to revenues and expenses during the reporting period. Significant areas requiring the use of estimates include estimating the net realizable value of inventory, the future cash flows for assessing the net recoverable amount of long-lived assets and warranty reserve. Actual results may differ from those estimates.

      (n)   Stock-based compensation:

            The Company has elected under FAS 123, Accounting for Stock-based Compensation, to account for employee stock options using the intrinsic value method. This method is described in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As the Company grants stock options with an exercise price not less than the market value of the underlying common shares on the date of grant, no compensation expense is required to be recognized under APB 25. FAS 123 uses the fair value method of calculating the cost of stock option grants. Had compensation cost for employee stock options been determined by this method, net loss and net loss per share would have been as follows:


            ===================================================================================================================
                                                                             2004                   2003                   2002
            -------------------------------------------------------------------------------------------------------------------

            Net loss:
              As reported                                            $(10,987,026)          $ (9,914,629)          $ (6,829,176)
              Stock-based compensation expense
                recognized using intrinsic value method                        --                 17,005                 19,427
              Stock-based compensation expense
                determined under fair value based
                method for all awards                                  (1,291,736)              (738,339)            (1,076,749)
            -------------------------------------------------------------------------------------------------------------------

              Pro forma                                              $(12,278,762)          $(10,635,963)          $ (7,886,498)
            ===================================================================================================================

            Basic and diluted loss per share:
              As reported                                                   (0.13)                 (0.37)                 (0.41)
              Pro forma                                                     (0.15)                 (0.40)                 (0.47)
            ===================================================================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

3.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      (n)   Stock-based compensation (continued):

            The Company recognizes compensation expense on a straight-line basis over the vesting period beginning on the date the stock option is granted.

            The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option valuation model with the following range of weighted average assumptions.


            ===================================================================================================================
                                                                             2004                   2003                   2002
            -------------------------------------------------------------------------------------------------------------------
            Expected dividend yield                                             0%                     0%                     0%
            Expected stock price volatility                               139-152%               128-155%                   129%
            Risk-free interest rate                                     3.28-4.08%               3.6-4.3%                  4.35%
            Expected life of options and warrants                       3-5 years              2-5 years              1-2 years

            -------------------------------------------------------------------------------------------------------------------

            Weighted-average fair values of options granted during the year are as follows:

            ===================================================================================================================
                                                                             2004                   2003                   2002
            -------------------------------------------------------------------------------------------------------------------

            Options whose exercise price at date of grant:
              Equals the market price of stock                       $       0.07           $       0.72           $         --
              Exceeds the market price of stock                              0.16                   0.94                   2.07
              Is less than the market price of stock                           --                     --                     --
            ===================================================================================================================

            The Company recognizes compensation expense for stock options, common stock and other instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are performed and the instrument is earned.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

3.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      (p)   Recent accounting pronouncements:

            In  December  2003,  the FASB  issued  FASB  Interpretation  No.  46
            (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interest in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on July 31, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting charge. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company currently has no variable interest entities, hence there is no impact of FIN 46R on these consolidated financial statements.

            In April 2003, the FASB issued FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. FAS No. 149 is to be applied prospectively for certain contracts entered into or modified after June 30, 2003. The Company has adopted FAS No. 149, which had no effect on our consolidated financial statements.

            FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of August 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on August 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company has adopted FAS No. 150, which had no impact on these consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

4.    Inventory:


      =============================================================================================================
                                                                                        2004                   2003
      -------------------------------------------------------------------------------------------------------------
      Raw materials                                                              $ 1,515,438            $   318,512
      Work in progress                                                               554,421                 59,599
      Finished goods                                                               1,175,948                428,735
      -------------------------------------------------------------------------------------------------------------
                                                                                 $ 3,245,807            $   806,846
      =============================================================================================================


5.    CAPITAL ASSETS:

      =============================================================================================================
                                                                                 Accumulated               Net book
      2004                                                       Cost           amortization                  Value
      -------------------------------------------------------------------------------------------------------------

         Computer hardware and software                  $    697,178           $    509,980            $   187,198
         Office and shop equipment                          1,336,068                786,049                550,019
         Leasehold improvements                               207,327                119,928                 87,399
      -------------------------------------------------------------------------------------------------------------
                                                         $  2,240,573           $  1,415,957            $   824,616
      =============================================================================================================

      =============================================================================================================
                                                                                 Accumulated               Net book
         2003                                                    Cost           amortization                  Value
      -------------------------------------------------------------------------------------------------------------

      Computer hardware and software                     $    600,781           $    415,801            $   184,980
      Office and shop equipment                               886,748                609,095                277,653
      Leasehold improvements                                  192,515                104,690                 87,825
      -------------------------------------------------------------------------------------------------------------
                                                         $  1,680,044           $  1,129,586            $   550,458
      =============================================================================================================


6.    OTHER ASSETS:

      On December 13, 2000, the Company entered into an Assignment and Amendment Agreement with TRW Inc. ("TRW") that transferred to the Company the license to manufacture and sell tire monitoring systems to the original equipment vehicle manufacturers of most medium and heavy duty trucks. Consideration consisted of 490,072 shares of common stock valued at $1,337,500, based on the market value of the Company's stock at the date of purchase, plus cash of $400,000.

      On August 31, 2001, the Company and TRW entered into an agreement to restructure their strategic alliance. Under the terms of restructuring, the Company and TRW agreed to terminate a number of agreements. The Company has the right to manufacture and sell tire monitoring systems to the original equipment vehicle manufacturers market ("OEM"). Consideration consisted of a promissory note of $2.8 million, carrying an interest rate of 6% per annum plus cash of $500,000. The balance of principal in the amount of $1,350,000 owed at July 31, 2002 was repaid during fiscal 2003 and interest of $97,542 on this balance was forgiven by TRW.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

6.    OTHER ASSETS (CONTINUED):

      The rights are being amortized over five years on a straight-line basis.


      =============================================================================================================
                                                                                 Accumulated               Net book
      2004                                                       Cost           amortization                  Value
      -------------------------------------------------------------------------------------------------------------
      OEM - most medium and heavy duty trucks            $  1,737,500           $  1,190,402            $   547,098
      OEM - all other vehicles                              3,300,000              1,699,349              1,600,651
      -------------------------------------------------------------------------------------------------------------
                                                         $  5,037,500           $  2,889,751            $ 2,147,749
      =============================================================================================================


      =============================================================================================================
                                                                                 Accumulated              Net book
         2003                                                    Cost           amortization                 Value
      -------------------------------------------------------------------------------------------------------------
      OEM - most medium and heavy duty Trucks            $  1,737,500           $    845,850            $   891,650
      OEM - all other vehicles                              3,300,000              1,061,992              2,238,008
      -------------------------------------------------------------------------------------------------------------
                                                         $  5,037,500            $ 1,907,842            $ 3,129,658
      =============================================================================================================

      Management believes that the net book value of its other assets of $2,147,749 as at July 31, 2004 is recoverable based on expectations of future cash flows from the Company's future sales of tire monitoring systems. Management's belief is based on an undiscounted cash flow analysis of management's current best estimate of projected annual sales to the passenger vehicle and light truck OEM market plus management's projected sales to the heavy truck OEM market.

7.    PROMISSORY NOTES:

      During the year, the Company received total gross proceeds of $1,500,000 upon the issuance of two unsecured short-term promissory notes of $750,000 each, to an accredited investor. Each note bears interest at a rate of 8% per annum and was repayable on August 13, 2004 and September 16, 2004 respectively (see note 16 for subsequent events). As a commitment fee, the holder of the notes received a total of $150,000.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

8.    Convertible debentures:

      =============================================================================================================
                                                                                                         Balance to
                                                           Face value                   Debt            be accreted
                                                              of debt              component          to operations
      -------------------------------------------------------------------------------------------------------------
      Balance as at July 31, 2002                        $         --           $         --           $         --

      10% redeemable convertible debentures
        with cash financing cost of $76,177 (a)               750,000                 66,000                684,000

      5% redeemable convertible debentures
        with cash financing cost of $94,000 and
        discount of $32,000 (b)                               400,000                257,143                142,857

      7% and 8% convertible debentures with
        cash financing cost of $483,022 (c)                 4,500,000                      3              4,499,997
      -------------------------------------------------------------------------------------------------------------

      Initial allocation                                    5,650,000                323,146              5,326,854

      Accretion of deemed debt discount to
        interest                                                   --              3,329,778             (3,329,778)

      Conversion of 10%, 5% and $2,533,333 of
        7% convertible debentures to common
        shares (a, b, c)                                   (3,683,333)            (3,652,921)               (30,412)
      -------------------------------------------------------------------------------------------------------------

      Balance as at July 31, 2003                           1,966,667                      3              1,966,664

      Issuance of 11% discounted  convertible  debenture
        with cash finance cost of $264,894 and discount
        of $768,590(d)                                      3,493,590              1,036,567              2,457,023

      Accretion of deemed debt discount to interest
        expense                                                    --              3,236,921             (3,236,921)

      Discount in convertible debentures (d)                       --               (768,590)               768,590

      Conversion of 7%, 8% and $840,681 of discounted
        convertible debentures to common shares (c, d)
                                                           (2,532,355)            (2,532,355)                    --

      Cash payment on discounted convertible
        debentures (d)                                       (305,715)              (305,715)                    --
      -------------------------------------------------------------------------------------------------------------

      Balance as at July 31, 2004                           2,622,187                666,831              1,955,356

      Less:  current portion of convertible debentures
                                                            1,714,284                271,257              1,443,027
      -------------------------------------------------------------------------------------------------------------
                                                         $    907,903           $    395,574          $     512,329
      =============================================================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

8.    CONVERTIBLE DEBENTURES (CONTINUED):

      (a) In the first private placement during the year ended July 31, 2003, the Company realized gross cash proceeds of $500,000 and $250,000, respectively, from the issuance of 10% redeemable convertible notes of the Company plus 150,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation S under the Securities Act of 1933. The agreements were signed on September 20, 2002 and the notes were to mature on December 20, 2002.

            On November 4, 2002, the holders converted these convertible notes into 1,500,000 units. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.50 per share until November 4, 2005. On conversion of these senior convertible notes, the carrying value of debt and accrued interest was reclassified to common shares included in stockholders' equity. Interest accretion of $684,000 was charged to the statement of operations as interest expense during the year ended July 31, 2003.

            Each warrant initially entitled the holder to purchase one of the Company's common shares and is exercisable at a price of $1.25 on or before September 20, 2005, on which date the warrant will expire. These warrants were subsequently repriced to $0.10 on May 6, 2003 as described in note 9(e).

            For accounting purposes, the Company calculated the fair value of warrants issued using the Black-Scholes model using the weighted average assumptions as disclosed in note 3(n) and the intrinsic value of the beneficial conversion feature, which in aggregate totals $684,000, and initially recorded these values as additional paid-in capital. The intrinsic value is the amount by which the fair value of the underlying common shares at the date of the agreement exceeds the conversion price.

            Advisors to the private placement received a cash commission of $60,000 or 8% on the face value of the notes and 120,000 share purchase warrants exercisable at a price equal to the lesser of conversion price of the convertible notes into common shares or $0.50. The Company also incurred an additional cash cost of $16,177 to secure the funding. The warrants are exercisable over five years and expire on November 4, 2007. The fair value of these warrants at the date of grant was $51,393. The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option valuation model.

      (b) In the second private placement during fiscal 2003, the Company issued senior subordinated redeemable convertible debentures to a private investment company bearing interest at 5% per annum. The Company closed the first tranche on November 21, 2002 and the second tranche on January 31, 2003. In each tranche, the Company received proceeds of $184,000 for the issuance of a debenture in the principal amount of $200,000. Total net cash proceeds after finance charges were $274,000. Each debenture was issued at an 8% discount from the face principal amount. Advisors to the placement received a cash commission of $64,000 and 68,325 warrants. Additional expenses of $30,000 were incurred for this transaction. The fair value of these warrants at the date of grant was estimated at $15,626. The fair value of these warrants was estimated on the date of issuance using the Black-Scholes option valuation model.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

8.    CONVERTIBLE DEBENTURES (CONTINUED):

      (b)   Continued:

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

      (c) On June 17, 2003, the Company closed a private placement of 7% convertible debentures in three tranches pursuant to (c) Rule 506 of Regulation D under the Securities Act of 1933, for gross proceeds of $2,800,000. On July 17, 2003, the Company closed another private placement of 8% convertible debentures pursuant to Rule 506 of Regulation D under the Securities Act of 1933, for gross proceeds of $1,700,000. Net cash proceeds from the convertible debentures were $4,016,978.

            In connection with the offering of the convertible debentures, the Company issued 23,846,153 common share purchase warrants which expire between July 17, 2008 and November 10, 2008. Advisors to the transactions received a cash commission of $360,000 and 180,000 share purchase warrants: 112,000 share purchase warrants for a period of five years, and 68,000 share purchase warrants for a period of three years. At July 31, 2004 the warrants entitle the holders to purchase common shares of the Company at $0.059 per share (subject to adjustment pursuant to the anti-dilution provisions contained in the warrants). The fair value of these warrants at the date of grant was estimated at $77,640 using the Black-Scholes option valuation model using weighted average assumptions as disclosed in note 3(n). Additional expenses related to this offering were $123,022 plus 100,000 share purchase warrants exercisable at a price of $0.135 per share for a period of five years. The financing cost will be amortized over the lesser of the life of the convertible debentures or the date of redemption or conversion into common shares.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

8.    CONVERTIBLE DEBENTURES (CONTINUED):

      (c)   Continued:

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

            For accounting purposes, the proceeds from the issuance of these convertible debentures were primarily allocated to fair value of warrants issued and the intrinsic value of the beneficial conversion feature, which amounts to $2,799,997 and $1,700,000 respectively. The fair value of the warrants was calculated using the Black Scholes option model using assumptions as disclosed in note 3(n). The remaining value of the proceeds of $3 was allocated to debt and is being accreted to the redemption value of the convertible debentures over the period from the date of issuance to the initial maturity dates of May 19, 2005 and July 16, 2006.

            During the year ended July 31, 2003, $2,533,333 of principal and $12,846 of interest were converted into common shares resulting in the issuance of 19,564,102 common shares. Interest accretion of $2,533,322 was charged to the statement of operations as interest expense upon conversion of convertible debentures.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

8.    CONVERTIBLE DEBENTURES (CONTINUED):

      (c)   Continued:

            During the year ended July 31, 2004, $1,691,667 of principal and $41,270 of interest were converted into common shares resulting in the issuance of 13,601,799 common shares. Interest accretion of $1,732,935 was charged in the statement of operations as interest expense upon conversion of convertible debentures.

            As at July 31, 2004, $275,000 of the convertible debenture remained outstanding.

      (d) On December 24, 2003, the Company closed a private placement of discounted unsecured convertible debentures in the aggregate principal amount of $3,493,590. The Company also issued 7,939,978 warrants exercisable at $0.25 (subject to adjustment pursuant to the anti-dilution provisions contained in the warrants) with an expiry period of 5 years. The Company issued the convertible debentures at a 22% original issue discount from the face principal amount (based on a notional interest rate of 11% per annum for each year of the two-year term of the debentures), resulting in gross proceeds of $2,725,000. The discount of $768,590 has been netted against the face value of debentures and is being amortized over the maturity period. Advisors to the transaction received a cash commission of $218,000 and 109,000 three year share purchase warrants exercisable at a price of $0.25 each (subject to adjustment pursuant to the anti-dilution provisions contained in the warrants). The fair value of these warrants at the date of grant was estimated at $15,699. The fair value of these warrants was estimated on the date of issuance using the Black-Scholes option valuation model using the volatility 141%, risk free interest rate 3.28%, expected life of warrants 3 years. In addition, expenses of $46,894 for professional fees related to this transaction were incurred. The discounted convertible debentures do not otherwise bear interest, and will mature on April 1, 2006. The outstanding principal amount of each debenture may be converted at any time into shares of the Company's common stock, in whole or in part, at the option of the holder of the debenture at a set price of $0.22 per share (subject to adjustment pursuant to the anti-dilution provisions contained in the debentures). The Company will make the monthly redemption payments of $145,566 over two years in cash unless during the twenty trading day prior notice period immediately prior to the applicable monthly redemption date the Company irrevocably notifies the holder that it will issue underlying shares in lieu of cash at a conversion price equal to the lesser of:

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

8.    CONVERTIBLE DEBENTURES (CONTINUED):

      (d)   Continued:

            For accounting purposes, the proceeds from the issuance of these convertible debentures were allocated to the fair value of the warrants issued and the intrinsic value of the beneficial conversion feature which amounts to $861,351 and $1,595,672, respectively. The fair value of the warrants was calculated using the Black-Scholes option valuation model using assumptions consistent with those disclosed in note 3(n). The remaining proceeds of $1,036,567 was allocated to debt and is being accreted to the redemption value of the convertible debentures over the maturity period. Monthly redemption payments for February, March, April and May 2004 were made in shares of the Company, except for one cash payment of $14,583. Monthly redemption payments of $145,566 for each of June and July were made in cash. During the year, holders of discounted convertible debentures also converted $273,000 of convertible debentures into common shares. This resulted in additional interest accretion of $240,085. During the year ended July 31, 2004, interest accretion of $1,206,762 was charged to the statement of operations as interest expense.

9.    SHARE CAPITAL:

      (a) During the year ended July 31, 2003, the Company issued 6,964,286 units in five separate private placements for gross cash proceeds of $2,100,000, each effected pursuant to Regulation S under the Securities Act of 1933. 6,964,286 units consist of 6,964,286 common shares and 5,714,286 share purchase warrants. Each warrant entitles the holder to purchase one additional common share at an exercise price ranging from $0.10 to $0.85. Warrants begin to expire in November 4, 2005. These warrants were repriced to have an exercise price of $0.10 per share on May 6, 2003 (note 9(e)). Advisors to the private placement were paid a commission of $168,000 and were issued 291,143 share purchase warrants exercisable at a price ranging from $0.10 to $0.85. The fair value of these warrants at the date of grant was estimated at $121,172. The fair value of these warrants is estimated on the date of issuance using the Black-Scholes option valuation model using the weighted average assumptions as disclosed in note 3(n). The fair value of the warrants issued to the advisors and commission paid is recorded as share issue cost.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

9.    SHARE CAPITAL (CONTINUED):

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

      (c) The Company also arranged a $15.0 million and $5.0 million equity line of credit facilities from separate private investment companies during 2003. Neither facility has been used nor registered with the Securities and Exchange Commission. The $5.0 million equity line of credit facility was cancelled on July 22, 2004. During the year ended July 31, 2004, the Company decided not to use the $15.0 million equity line of credit facility as it entered into a new equity line of credit facility (note 9(h).

            (i) The Company issued 1,250,000 warrants exercisable at a price of $0.1955 per share for three years as consideration for the $15.0 million equity line of credit. The fair value of these warrants at the date of grant is estimated at $178,259 using the Black-Scholes option valuation using the weighted average assumptions as disclosed in note 3(n). The fair value of the warrant was expensed as an interest and finance cost during fiscal 2004.

            (ii) On the date of execution of the $5.0 million equity line of credit facility, the Company issued shares worth $290,000 based on the trading price of the stock of the Company on that day. Shares worth $10,000 were issued to the placement agent on February 26, 2003. The Company has recorded the fair value of the common shares as an interest and financing expense.

      (d) On April 3, 2003, the Company issued to the former managing director of SmarTire Europe Limited a total of 353,865 common shares at a deemed price of $0.22 per share, in partial payment and settlement of the Company's obligation to pay him a termination allowance in connection with the termination of his management agreement, without cause, on October 15, 2002.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

9.    SHARE CAPITAL (CONTINUED):

      (e) On May 6, 2003, the Company issued 850,000 shares at a deemed price of $0.21 per share to an accredited investor and repriced 1,000,000 warrants previously issued to the investor on December 20, 2002, thereby reducing the exercise price of the warrant from $0.70 per share to $0.10 per share. An aggregate of 3,614,286 additional warrants previously issued to other investors were also repriced to an exercise price of $0.10 per share. These transactions were all effected pursuant to Regulation S under the Securities Act of 1933, and were effected in consideration of certain releases provided by the investors to the Company in respect of certain potential unquantified claims threatened by the investors against the Company. The fair value of the shares is $178,500 based on the deemed price of $0.21 and the incremental fair value of the warrants is $136,544. The fair value of the warrant is estimated on the date of issuance by the Black-Scholes option valuation model using the weighted average assumptions as disclosed in note 3(n). The incremental fair value of these warrants and the value of shares issued were recorded as an administrative expense.

      (f) For the year ended July 31, 2004, the Company realized gross cash proceeds of $2,179,385 and net cash proceeds of $2,101,015 from the exercise of warrants as follows:

            (i) On April 30, 2004, 500,000 warrants were exercised at $0.104 resulting in gross cash proceeds of $52,000 and net cash proceeds of $49,920.

            (ii) On October 27, 2003, the Company offered warrant holders who were issued warrants with an exercise price of $0.2645 on May 15, 2003 in connection with the convertible debenture a reduction in their exercise price to $0.20 plus one additional warrant at $0.20 if they exercised their warrants. A total of 3,290,596 warrants were exercised. In addition, the Company granted 194,000 additional warrants exercisable at a price of $0.20 per share for five years to a shareholder who also exercised their warrants. On November 6, 2003, the exercise price of the 7,478,635 warrants initially granted at $0.2645 were reduced to $0.1771 and were exercised for gross proceeds of $1,324,466.

                  During  October  and  November  2003,  the  fair  value of the
                  10,963,231 warrants of $1,601,970 initially recorded as additional paid in capital was reclassified to share capital on exercise of the warrants.

            (iii) On May 20, 2004,  the Company  realized gross cash proceeds of
                  $120,000 from the exercise of 1,000,000 warrants at an exercise price of $0.12 per share.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

9.    Share capital (continued):

      (g) During the year ended July 31, 2004, 200,000 common shares with a fair market value of $0.174 per share, 300,000 share purchase warrants with an exercise price of $0.17 per share and 250,000 share purchase warrants with an exercise price of $0.20 per share were issued for services received. The fair value of these warrants at the date of grant was estimated at $63,375. The fair value of these warrants was estimated on the date of issuance using the Black-Scholes option valuation model using the weighted average assumptions consistent with those as described in note 3(n). Fair value of common shares and warrants of $98,175 has been exercised.

      (h) On May 19, 2004, the Company arranged a $15 million Standby Equity Distribution Agreement from a private investment company. The Company may, at its discretion, draw down $500,000 every seven business days, subject to an effective registration statement. In consideration for each draw down, the Company will sell shares of common stock at a 2% discount to the lowest closing bid prices for the 5 trading days after an advance notice is given by the Company. In addition, 5% of each advance will be retained by the private investment company as a commission.

            On June 1, 2004, the Company filed a registration statement with the Securities and Exchange Commission to register the $15 million equity line of credit that was declared effective on June 14, 2004. On June 1, 2004, the Company issued 3,605,769 shares at an effective price of $0.104 per share as payment for the $365,000 commitment fee and $10,000 placement agency fee related to the Standby Equity Distribution Agreement. The Company also incurred additional costs of $35,420 in fees to prepare and file the registration statement. During the year ended July 31, 2004, the Company effected three draw downs of $250,000 each at prices of $.090, $.065 and $.059, which resulted in the issuance of 10,861,220 common shares and net proceeds of $689,399. In addition, the Company incurred an additional $60,000 as a financing expense to advisors of the Standby Equity Distribution Agreement of which $30,000 is payable as at July 31, 2004.

      (i) On December 15, 2003, the Company's authorized common share capital was increased to 300,000,000 pursuant to a special resolution of the shareholders adopted at the annual and special annual meeting of the Company held on December 11, 2003.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

9.    SHARE CAPITAL (CONTINUED):

      (j)   Stock-based compensation plans:

            At July 31, 2004, the Company had eight stock-based compensation plans that are described below:

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

            (iv) Under the "2003 US Stock Incentive Plan" the Company may grant options to its employees for up to 2,000,000 common shares.

                  Under the "2003 Stock Incentive Plan" the Company may grant options to its employees for up to 8,000,000 common shares.

            The options currently outstanding under the "2003 US Stock Incentive Plan" and the "2003 Stock Incentive Plan" vest immediately. The options currently outstanding under the "1998 US Stock Incentive Plan" and the "2000 and 2002 Stock Incentive Plan" generally vest from two to four years, with the first 20% to 33% vesting at the date of grant and the balance vesting annually at each anniversary date of the grant thereafter. The exercise price of each option is based on the fair value of the common stock at the date of grant. These options have a five year term.

================================================================================================================================
                                               2004                              2003                            2002
                                   ----------------------------      ---------------------------      --------------------------
                                                       Weighted                         Weighted                        Weighted
                                                        average                          average                         average
                                                       exercise                         exercise                        exercise
                                           Shares         price            Shares          price            Shares         price
--------------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year          1,714,400  $       2.54         1,677,250  $        3.08         1,458,750  $       3.20
   Options granted                      9,169,600          0.20           778,300           1.42           484,700          2.88
   Options exercised                      (79,400)        (0.20)               --             --                --         (2.00)
   Options forfeited                   (2,334,800)        (0.38)         (741,150)         (2.80)         (266,200)        (3.40)
--------------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year                8,469,800  $       0.63         1,714,400  $        2.54         1,677,250  $       3.08
================================================================================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

9.    SHARE CAPITAL (CONTINUED):

      (j)   Stock-based compensation plans (continued):

=====================================================================================================================
                                     Options outstanding                               Options exercisable
                      -------------------------------------------------  --------------------------------------------
                                              Weighted
                                               average         Weighted                                      Weighted
                                             remaining          average                                       average
Range of                        Number     contractual         exercise                Number                exercise
exercise prices              of shares            life            price           exercisable                   price
---------------------------------------------------------------------------------------------------------------------
$0.085 -0.20                 6,900,200            4.07            $0.20             6,900,200                   $0.20
$0.37  -1.00                   136,134            3.46             0.52               136,134                    0.52
$1.16 - 6.76                 1,433,466            2.07             2.71             1,222,337                    2.78
---------------------------------------------------------------------------------------------------------------------
$0.85 - 6.76                 8,469,800            3.72            $0.63             8,258,671                   $0.59
=====================================================================================================================

            The Company normally issues options to directors at fixed exercise prices. 75,000 options issued to directors and outstanding as at July 31, 2004 (2002 - 75,000) vested immediately, but if not exercised each year, there is an annual 20% increase in the exercise price until the options expire. For accounting purposes these options are considered to be variable in nature and compensation expense is recorded to the extent of increases in the market value of the underlying common shares as compared to the exercise price at each reporting period.

            Where options issued after January 18, 2001 have an exercise price in a currency that is not either the (a) functional currency of the Company, or (b) the currency in which the employee is paid, the options are to be accounted for as variable plan options and compensation expense will be recorded equal to changes in the market value of the underlying common shares at each reporting period. The Company normally grants options in U.S. dollars when the functional currency of the Company is the Canadian dollar. Most employees of the Company are paid in either Canadian dollars or British pounds sterling. Accordingly, these employee options are considered to be variable options.

            The compensation expense for these variable options for the year ended July 31, 2004 is nil (2003 - nil). In addition, compensation expense is recognized to the extent that options are granted having an exercise price less than the market price of the underlying common stock on the date of grant.

      (k)   Warrants:

            As at July 31, 2004, warrants outstanding were exercisable for 37,483,485 (2003 - 32,154,507) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $0.059 to $2.80 per share and expire on various dates until June 30, 2009.

            The exercise price of warrants issued were not less than the market price of the Company's common shares at the date of issuance.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

10.   DEFERRED FINANCING COSTS:

      =======================================================================================================================
                                                                                                    2004                 2003
      -----------------------------------------------------------------------------------------------------------------------
      Equity line of credit
        Fair value of agents warrants (note 9(c))                                           $         --         $    178,259
        Professional fees                                                                             --                5,000
      -----------------------------------------------------------------------------------------------------------------------
                                                                                                      --              183,259
      Convertible debenture (note 8)
        Commission                                                                               218,000                   --
        Fair value of agents warrants                                                             15,699                   --
        Professional fees                                                                         46,894                   --
      -----------------------------------------------------------------------------------------------------------------------
                                                                                                 280,593                   --
      Amortization                                                                              (123,573)                  --
      -----------------------------------------------------------------------------------------------------------------------
                                                                                                 157,020                   --
      -----------------------------------------------------------------------------------------------------------------------
                                                                                            $    157,020         $    183,259
      =======================================================================================================================


      The deferred charges related to the discounted convertible debenture are being amortized over the maturity period. During the year, $123,573 was amortized and charged to interest expense.


11.   FINANCIAL INSTRUMENTS:

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

      (c)   Foreign currency risk:

            The Company  operates  internationally  which gives rise to the risk
            that  cash  flows  may  be  adversely   impacted  by  exchange  rate
            fluctuations.  To July 31,  2004,  the Company has not entered  into derivatives  or other  hedging  instruments  to mitigate its foreign exchange risk.




SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

12.   INCOME TAXES:

      (a)   Effective tax rate:

            The effective income tax rates differ from the Canadian statutory rates for the following reasons:

      ===================================================================================================================
                                                                       2004                   2003                   2002
      -------------------------------------------------------------------------------------------------------------------

      Canadian statutory tax rate                                      36.4%                  38.5%                  41.7%

      Computed tax expense                                  $    (3,999,277)       $    (3,817,132)      $     (2,847,766)
      Foreign losses tax affected at lower rates                      5,162                192,027                128,066
      Reduction in effective tax rates                             (339,481)                    --                483,059
      Permanent and other differences                             1,352,012                387,870                975,676
      Change in valuation allowance                               2,981,584              3,237,235              1,260,965
      -------------------------------------------------------------------------------------------------------------------
                                                            $            --        $            --       $             --
      ===================================================================================================================

      (b)   Deferred tax assets and liabilities:

      ===================================================================================================================
                                                                       2004                   2003                   2002
      -------------------------------------------------------------------------------------------------------------------
      Deferred tax assets:
         Fixed and other assets, accounting
             depreciation in excess of tax                  $     1,220,775                861,607       $        519,987
         Loss carryforwards                                      16,534,418             14,148,423             11,472,671
         Scientific research and development
             expenses                                               382,971                359,733                319,525
         Share issue costs                                          549,499                373,523                192,718
         Others                                                      37,207                     --                  1,150
      -------------------------------------------------------------------------------------------------------------------
      Total gross deferred tax assets                            18,724,870             15,743,286             12,506,051
      Valuation allowance                                       (18,724,870)           (15,743,286)           (12,506,051)
      -------------------------------------------------------------------------------------------------------------------
      Net deferred tax assets                               $            --        $            --   $                  -
      ===================================================================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

12.   INCOME TAXES (CONTINUED):

      (b)   Deferred tax assets and liabilities (continued):

            In assessing the realizability of future tax assets, Management considers whether it is more likely than not that some portion or all of the future tax assets will be realized. The ultimate realization of the future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

            For Canadian tax purposes, the Company has approximately $31,500,000 of non-capital losses for income tax purposes available at July 31, 2004 to reduce taxable income of future years. These losses will expire as follows:

            ====================================================================
            2005                                                    $  3,200,000
            2006                                                       7,600,000
            2007                                                         200,000
            2008                                                       4,400,000
            2009                                                       5,600,000
            2010                                                       4,900,000
            2011                                                       5,600,000
            --------------------------------------------------------------------
                                                                    $ 31,500,000
            ====================================================================

            Additionally, for Canadian tax purposes, the Company has scientific research and development expenditures of $1,080,000 available to reduce future taxable income indefinitely.

            For United States tax purposes, the Company has approximately $6,100,000 of net operating losses for income tax purposes available at July 31, 2004 to reduce taxable income of future years. These losses will expire as follows:

            ====================================================================
            2012                                                    $    100,000
            2013                                                       1,000,000
            2019                                                       1,800,000
            2020                                                       1,300,000
            2021                                                         400,000
            2022                                                         800,000
            2023                                                         300,000
            2024                                                         400,000
            --------------------------------------------------------------------
                                                                    $  6,100,000
            ====================================================================

            For United Kingdom tax purposes, the Company has approximately $9,600,000 of non-capital losses for income tax purposes available at July 31, 2004 to reduce taxable income of future years. These losses may be carried forward indefinitely.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

13.   EARNINGS (LOSS) PER SHARE:

      The weighted average number of shares outstanding used in the computation of earnings (loss) per share were as follows:

      ===============================================================================================
                                                            2004               2003              2002
      -----------------------------------------------------------------------------------------------
      Weighted-average shares used in computation
        of basic earnings (loss) per share            83,356,095         26,771,427        16,743,977

      Weighted average shares from assumed
        conversion of dilutive warrants and options           --                 --                --
      -----------------------------------------------------------------------------------------------
      Fully diluted weighted average number
        of common shares                              83,356,095         26,771,427        16,743,977
      ===============================================================================================


14.   COMMITMENTS AND CONTINGENCIES:

      (a) The Company is committed to the following payments under operating leases, and service agreements for premises and certain equipment and consultants:

            ====================================================================
            2005                                                  $    1,372,953
            2006                                                         218,325
            2007                                                         182,176
            2008                                                         143,303
            2009                                                         142,570
            2010                                                         139,907
            ====================================================================


      (b) Cash and short-term investments are used to secure credit card advances in the amount of $15,000 (2003 - $25,000).

      (c)   Product warranties:

            The Company provides for estimated warranty costs at the time of product sale. Warranty expense accruals are based on best estimate with reference to historical claims experience. As warranty estimates are based on forecasts, actual claim costs may differ from amounts provided. An analysis of changes in liability for product warranties follows:

            ===================================================================
            Balance, August 1, 2002                                 $     9,114

            Provision increase                                           29,946
            Expenditures                                                (18,622)
            --------------------------------------------------------------------
            Balance, July 31, 2003                                       20,438

            Provision increase                                           85,934
            Expenditures                                                (16,512)
            --------------------------------------------------------------------
            Balance, July 31, 2004                                   $   89,860
            ====================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

15.   SEGMENTED INFORMATION:

      The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:


      Revenue from external customers:

      =============================================================================================
                                                            Revenue from
                                                         external customers
                                 ------------------------------------------------------------------
                                              2004                     2003                    2002
      ---------------------------------------------------------------------------------------------
      United States              $         651,089     $            509,228     $           524,516
      United Kingdom                       225,517                  261,905                 266,638
      Italy                                     --                  391,169                  12,629
      China                                514,365                  243,866                      --
      Other                                267,308                  396,428                 208,561
      ---------------------------------------------------------------------------------------------
                                 $       1,658,279     $          1,802,596     $         1,012,344
      =============================================================================================

      As at July 31, 2004, 53% (July 31, 2003-73%) of the Company's fixed assets were in Canada, 17% (July 31, 2003-27%) were in Europe and 30% were in Korea (July 31, 2003-nil). Major customers, representing 10% or more of total sales, include:

      =============================================================================================
                                              2004                     2003                    2002
      ---------------------------------------------------------------------------------------------

      Customer A                 $         484,433     $                 --     $                --
      Customer B                                --                  391,169                  12,629
      Customer C                            28,472                  125,413                 143,487
      Customer D                           113,888                  109,270                 187,314
      =============================================================================================

16.   SUBSEQUENT EVENTS:

      (a) Between August 9, 2004 and October 5, 2004, the Company issued 60,673,423 shares at effective prices ranging from $0.03 to $0.05 per share pursuant to the Standby Equity Distribution Agreement for gross proceeds of $2,200,000 and net proceeds of $2,086,500. The issuance of these shares reduced the set price that the holders of the convertible debentures can convert the convertible debentures into common stock and the exercise price of 14,612,907 warrants outstanding to $0.037.

      (b) Subsequent to year end, the Company defaulted on payments to holders of its discounted convertible debentures. In response to the default, certain debenture holders filed legal actions against the Company. On September 24, 2004, the Company and holders of the discounted convertible debentures signed an agreement which provided for: withdrawal of legal action; an immediate exercise of 18,226,274 warrants at $0.03 for gross proceeds of $546,788 and conversion of $734,389 of debentures into 24,479,630 common shares and a lock-up provision that establishes a daily limit on the number of shares that can be traded by the debenture holders.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2004, 2003 and 2002

================================================================================

16.   SUBSEQUENT EVENTS (CONTINUED):

      (c) Between August 1, 2004 and October 5, 2004, the Company repaid $651,837 of principal and $49,663 in accrued interest on its promissory notes. The Company obtained an extension to November 30, 2004 to repay the balance due on the promissory notes.

17.   COMPARATIVE FIGURES:

      Certain figures have been reclassified to conform to the financial statement presentation adopted for the current year.