Form 10QSB
period 2004-10-31
SMARTIRE SYSTEMS INC
filed 2004-12-14
CIK 1057293

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
 (MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004.

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

      The number of shares outstanding of our company's common stock at November 30, 2004 was 224,724,375.

Transitional Small Business Disclosure Format (check one):  [  ] Yes   [ X ] No

                                      INDEX

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS -
                  OCTOBER 31, 2004 (UNAUDITED) AND JULY 31, 2004

                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  - THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS - THREE MONTHS ENDED OCTOBER 31, 2004 (UNAUDITED) AND YEAR ENDED JULY 31, 2004

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  - THREE MONTHS ENDED October 31, 2004 AND OCTOBER 31, 2003

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  - THREE MONTHS ENDED October 31, 2004 AND OCTOBER 31, 2003

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

ITEM 1.  FINANCIAL STATEMENTS

      The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited and SmarTire Technologies Inc. ("we", "us", "our", and "SmarTire") as of October 31, 2004 and for the three months ended October 31, 2004 and October 31, 2003 are attached hereto.

      It is the opinion of management that the interim financial statements for the three months ended October 31, 2004 includes all adjustments necessary in order to ensure that the financial statements are not misleading.

      Consolidated Financial Statements
      (Expressed in United States dollars)
      in accordance with United States Generally Accepted Accounting Principles


      SMARTIRE SYSTEMS INC.


      Periods ended October 31, 2004 and 2003

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) October 31, 2004 and July 31, 2004

                                                               October 31, 2004
                                                                  (Unaudited)    July 31, 2004
                                                                 ------------    ------------
Assets

Current assets:
     Cash and cash equivalents                                   $    231,950    $    112,951
     Receivables, net of allowance
      for doubtful accounts of nil (2004 - nil)                       285,580         259,508
     Inventory                                                      3,508,997       3,245,807
     Prepaid expenses                                                 400,383         189,477
                                                                 ------------    ------------
                                                                    4,426,910       3,807,743

Capital assets                                                        852,592         824,616

Deferred financing costs                                              109,544         157,020

Other assets (note 5)                                               2,021,777       2,147,749
                                                                 ------------    ------------
                                                                 $  7,410,823    $  6,937,128
                                                                 ============    ============

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                    $  1,056,505    $  1,293,251
     Deferred revenue                                                  10,926          10,830
     Promissory notes payable (note 6)                                564,683       1,500,000
     Current portion of convertible debentures                        300,532         271,257
                                                                 ------------    ------------
                                                                    1,932,646       3,075,338

Convertible debentures, net of equity portion
of $1,450,415 (July 31, 2004 - $1,955,356 (note 7)                    136,851         395,574

Stockholders' equity:
     Share capital (note 8):
        Preferred shares, par value $1,000 Cdn per share:
           100,000 shares authorized
           Issued and outstanding; none
        Common shares, without par value:
              300,000,000 shares authorized
              224,724,375 shares issued and outstanding at
                 October 31, 2004 (July 31, 2004 -103,130,761)     63,553,832      58,368,020
     Additional paid-in capital                                     3,050,065       4,417,323
     Deficit                                                      (61,402,156)    (59,018,256)
     Accumulated other comprehensive income (loss)                    139,585        (300,871)
                                                                 ------------    ------------
                                                                    5,341,326       3,466,216
                                                                 ------------    ------------
                                                                 $  7,410,823    $  6,937,128
                                                                 ============    ============

Going concern (note 3)
Subsequent events (note 11)

See accompanying notes to consolidated financial statements.


Approved on behalf of the Board
/s/ Robert V. Rudman        Director              /s/ Bill Cronin       Director
Robert V. Rudman                                  Bill Cronin

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally Accepted Accounting Principles) Three Months ended October 31, 2004 and 2003
(Unaudited)

                                                                           2004              2003
                                                                       -------------    -------------
Revenue                                                                $     301,169    $     427,526

Cost of goods sold                                                           220,436          370,404
                                                                       -------------    -------------
                                                                              80,733           57,122

Expenses:
        Depreciation and amortization                                        360,137          314,952
        Engineering, research and development                                501,685          386,566
        General and administrative                                           579,131          709,847
        Marketing                                                            496,787          442,961
                                                                       -------------    -------------
                                                                           1,937,740        1,854,326
                                                                       -------------    -------------

Loss from operations                                                      (1,857,007)      (1,797,204)

Other earnings (expenses):
        Interest income                                                          484            2,740
        Net interest and financing expenses                                 (585,021)      (1,430,444)
        Foreign exchange gain (loss)                                          57,644          (38,235)
                                                                       -------------    -------------
                                                                            (526,893)      (1,465,939)
                                                                       -------------    -------------

Loss for the period                                                       (2,383,900)      (3,263,143)

Deficit, beginning of period                                             (59,018,256)     (48,031,230)
                                                                       -------------    -------------

Deficit, end of period                                                 $ (61,402,156)   $ (51,294,373)
                                                                       =============    =============
Basic and diluted loss per share                                       $       (0.02)   $       (0.06)

Weighted average number of common shares  used in the computation of
basic and diluted loss per share                                         152,905,430       59,185,880
                                                                       =============    =============

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss (Expressed in United States dollars)
Prepared in accordance with U. S. generally accepted accounting principles Three months ended October 31, 2004 (unaudited) and year ended July 31, 2004 (audited)


                                                                                          Accumulated
                                                              Additional                  other
                                     Common shares            paid-in                     comprehensive  Stockholders' Comprehensive
                                  Shares        Amount        capital         Deficit     loss             equity      income (loss)
                                                   $              $             $              $              $             $
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance at July 31, 2003         55,039,065    48,204,995     6,681,893    (48,031,230)      (568,354)     6,287,304     (9,505,692)
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========
Exercise of stock
 options for cash                    79,400        15,880            --             --             --         15,880             --

Intrinsic value of
 beneficial conversion
 feature of convertible
 debentures plus fair
 value of warrants issued               --            --     2,457,023             --             --      2,457,023             --

Conversion of convertible
 debentures and accrued
 interest to common shares
 allocated pro-rata between
 additional paid-in-capital
 and common shares, net of
 issuance  costs of $156,133     20,882,076     5,344,961    (2,788,277)            --             --      2,556,684             --

Exercise of warrants for
 cash, net of issuance
 costs of $78,370                12,463,231     3,702,985    (1,601,970)            --             --      2,101,015             --

Issuance of shares and warrants
 as fees for services received      200,000        34,800        63,375             --             --         98,175             --

Fair value of agent's warrants
 issued on private placement
 of convertible debentures               --            --        15,699             --             --         15,699             --

Issuance of shares as fees
 on equity line of credit         3,605,769       375,000      (375,000)            --             --             --             --

Cash cost incurred
  for equity line                        --            --       (35,420)            --             --        (35,420)            --

Shares issued upon
 draw downs on equity line
 of credit, net of issuance
 cost of $60,601                 10,861,220       689,399            --             --             --        689,399

Loss for the period                      --            --            --    (10,987,026)            --    (10,987,026)   (10,987,026)
Translation adjustment                   --            --            --             --        267,483        267,483        267,483


Balance at July 31, 2004        103,130,761    58,368,020     4,417,323    (59,018,256)      (300,871)     3,466,216    (10,719,543)
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========

Conversion of convertible
 debentures and accrued
 interest to common shares
 allocated pro-rata between
 additional paid-in-capital and
 common shares, net of issuance
 costs of $335,427 (note 7)      24,479,630     1,069,815      (335,427)            --             --        734,388             --

Exercise of warrants
 for cash, net of issuance
 costs of $46,872 (note 8(a))    18,226,274     1,610,231    (1,110,315)            --             --        499,916             --

Shares issued upon draw downs
 on equity line, net of
 issuance cost of
 $219,234 (note 8)               78,887,710     2,505,766        78,484             --             --      2,584,250             --

Loss for the period                      --            --            --     (2,383,900)            --     (2,383,900)    (2,383,900)
Translation adjustment                   --            --            --             --        440,456        440,456        440,456

Balance at October 31, 2004     224,724,375    63,553,832     3,050,065    (61,402,156)       139,585      5,341,326     (1,943,444)
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Three months ended October 31, 2004 and 2003

                                                                         2004          2003
                                                                     -----------    -----------
Cash provided by (used for):

Operating activities:
        Loss for the period                                          $(2,383,900)   $(3,263,143)
        Items not affecting cash:
             Depreciation and amortization                               360,137        314,952
             Stock based compensation expense                                 --        120,882
             Non-cash interest and finance charges                       557,962      1,350,445
             Issuance of shares and warrants for services received            --         46,810
        Change in non-cash working capital:
             Receivables                                                  (2,824)        (9,603)
             Deferred revenue                                                 --           (124)
             Inventory                                                    24,549       (809,144)
             Prepaid expenses                                           (184,673)      (133,103)
             Accounts payable and accrued liabilities                   (338,191)       666,416
                                                                     -----------    -----------
        Net cash used in operating activities                         (1,966,940)    (1,715,612)

Investing activities:
        Purchase of capital assets                                       (15,157)       (85,265)
                                                                     -----------    -----------
        Net cash used in investing activities                            (15,157)       (85,265)

Financing activities:
        Cash received on exercise of stock options                            --         15,880
        Cash received on exercise of warrants (note 8(a))                546,788        682,919
        Proceeds from equity line of credit (note 8(a))                2,725,000             --
        Financing costs (not 8(a))                                      (187,622)       (85,480)
        Repayment of promissory notes (note 6)                          (935,317)            --
                                                                     -----------    -----------

        Net cash provided by financing activities                      2,148,849        613,319

Effect of exchange rate differences on cash
     and cash equivalents                                                (47,753)        80,848
                                                                     -----------    -----------

Net decrease in cash and cash equivalents                                118,999     (1,094,390)

Cash and cash equivalents, beginning of period                           112,951      1,843,694
                                                                     -----------    -----------
Cash and cash equivalents, end of period                             $   231,950    $   749,304
                                                                     ===========    ===========

Supplementary information:
        Interest and finance charges paid                            $    54,475    $     4,644
Non-cash investing and financing activities:
        Conversion of convertible debentures to common shares            734,388      1,333,511
                                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Three months ended October 31, 2004 and 2003
--------------------------------------------------------------------------------

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

      The disclosures in these statements do not conform in all respects to the requirements of generally accepted accounting principles for annual financial statements. These statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These statements should be read in conjunction with the significant accounting policies and other information in the Company's most recent annual financial statements which are for the year ended July 31, 2004.

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

3.    GOING CONCERN

      The Company requires additional financing to fund its operations. The Company has incurred recurring operating losses and has a deficit of $61,402,156 and working capital of $2,494,264 as at October 31, 2004. During the three months ended October 31, 2004, the Company used cash of $1,982,097 in operating and investing activities.

      The Company is pursuing various alternatives to meet its immediate and long-term financial requirements. During the three months ended October 31, 2004, the Company realized gross cash proceeds of $3,271,788 from financing activities to fund its operations. The Company also has undrawn equity line of credit of $11,525,000 as at October 31, 2009 to future operations. There can be no assurance that the Company can draw down amounts under the equity line of credit when required and that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Three months ended October 31, 2004 and 2003
--------------------------------------------------------------------------------

4.    SIGNIFICANT ACCOUNTING POLICY

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

                                                    OCTOBER 31,    OCTOBER 31,
                                                       2004           2003
                                                   ------------   -----------
Net loss:
     As reported                                   $(2,383,900)   $(3,263,143)
     Stock-based compensation expense
         recognized using intrinsic value method            --        120,882
     Stock-based compensation expense
         determined under fair value based
         method for all awards                          (6,377)    (1,239,597)
                                                   ------------   -----------
     Pro forma                                     $(2,390,277)   $(4,381,858)
                                                   ===========    ===========
Basic and diluted loss per share:
     As reported                                         (0.02)         (0.06)
     Pro forma                                           (0.02)         (0.07)


      The Company recognizes compensation expense on a straight-line basis over the vesting period beginning on the date the stock option is granted.

      The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions.

                                                    October 31,   October 31,
                                                       2004           2003
                                                   ------------   -----------
Expected dividend yield                                      0%             0%
Expected stock price volatility                            137%          152%
Risk-free interest rate                                   4.11%          3.99%
Expected life of options and warrants                  5 Years        5 Years

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Three months ended October 31, 2004 and 2003
--------------------------------------------------------------------------------

4.    STOCK-BASED COMPENSATION (continued):

      Weighted-average fair values of options granted during the period are as follows:

                                                      October 31,    October 31,
                                                        2004            2003
                                                      --------        -------
Options whose exercise price at date of grant:
      Equals the market price of stock                $   0.04        $    --
      Exceeds the market price of stock                     --             --
      Is less than the market price of stock                --           0.16
                                                      ========        =======

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

5.    OTHER ASSETS:

      The rights are being amortized over five years on a straight-line basis.

                                                      Accumulated    Net book
OCTOBER 31, 2004                              Cost    amortization    Value
                                          ----------   ----------   ----------

OEM - most medium and heavy duty trucks   $1,737,500   $1,249,704   $  487,796
OEM - all other vehicles                   3,300,000    1,766,019    1,533,981
                                          ----------   ----------   ----------

                                          $5,037,500   $3,015,723   $2,021,777
                                          ----------   ----------   ----------

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Three months ended October 31, 2004 and 2003
--------------------------------------------------------------------------------

5.    OTHER ASSETS (continued):

      Management believes that the net book value of its other assets of $2,021,777 as at October 31, 2004 is recoverable based on expectations of future cash flows from the Company's future sales of tire monitoring systems. Management's belief is based on an undiscounted cash flow analysis of Management's current best estimate of projected annual sales to the passenger vehicle and light truck OEM market plus Management's projected sales to the heavy truck OEM market.

6.    PROMISSORY NOTES:

      During the three months ended October 31, 2004, the Company repaid $ 935,317 of principal and $ 50,683 in interest on its promissory notes. The Company obtained a further extension to December 31, 2004 to repay the balance.

7.    CONVERTIBLE DEBENTURES:

                                                                                Balance to
                                                   Face value      Debt         be accreted
                                                     of debt      component     to operations
                                                   -----------    -----------    -----------
Balance as at July 31, 2003                        $ 1,966,667    $         3    $ 1,966,664

   Issuance of 11% discounted convertible
   debenture with cash finance cost of $264,894
   and discount of $768,590                          3,493,590      1,036,567      2,457,023

   Accretion of deemed debt discount to interest
   expense                                                  --      3,236,921     (3,236,921)

   Discount in convertible debentures                       --       (768,590)       768,590

   Conversion of 7%, 8% and $840,681 of
   discounted convertible debentures to common
   shares                                           (2,532,355)    (2,532,355)            --

   Cash payment on discounted convertible
   debentures                                         (305,715)      (305,715)            --
                                                   -----------    -----------    -----------
Balance as at July 31, 2004                          2,622,187        666,831      1,955,356

   Accretion of deemed debt discount to interest
   expense                                                  --        504,941       (504,941)

   Conversion of $734,389 of discounted
   convertible debentures to common shares            (734,389)      (734,389)            --
                                                   -----------    -----------    -----------

Balance as at October 31, 2004                       1,887,798        437,383      1,450,415

Less: Current portion of convertible debentures      1,449,102        300,532      1,148,570
                                                   -----------    -----------    -----------
                                                   $   438,696    $   136,851    $   301,845
                                                   ===========    ===========    ===========

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Three months ended October 31, 2004 and 2003
--------------------------------------------------------------------------------

7.    CONVERTIBLE DEBENTURES (continued):

      At October 31, 2004, $275,000 of the 8% convertible debentures issued on July 17, 2003 and $1,612,798 of the convertible debentures issued at a 22% original discount from the face principal amount on December 24, 2003 were outstanding.

      During August 2004, the Company defaulted on payments to holders of its discounted convertible debentures. In response to the default, certain debenture holders filed legal actions against the Company. On September 24, 2004, the Company and holders of the discounted convertible debentures signed an agreement which provided for: withdrawal of legal action; an immediate exercise of 18,226,274 warrants at $0.03 for gross proceeds to the Company of $546,788; conversion of $734,389 (face value) of discounted debentures into 24,479,630 common shares; a lock-up provision that establishes a daily limit on the number of shares that can be traded by the debenture holders. The conversion of the convertible debentures into common shares resulted in interest accretion of $374,895 and was charged to the statement of operations as net interest and financing expenses.

8.    SHARE CAPITAL

      (a)   During the three months ended October 31, 2004, the Company realized
            gross  cash  proceeds  of  $3,271,788   and  net  cash  proceeds  of
            $3,084,166 as follows:

            (i) The Company issued 78,887,710 shares at effective prices ranging from $0.028 to $0.05 per share pursuant to the Standby Equity Distribution Agreement for gross proceeds of $2,725,000 and net proceeds of $2,584,250. In addition, $78,484 was reclassified from additional paid-in capital to share financing expense to record the proportionate share of costs on the equity line against the gross amount of draw downs. The issuance of these shares reduced the set price that the holders of the convertible debentures can convert the convertible debentures into common stock and the exercise price of 14,612,907 warrants outstanding to $0.028. In addition the Company has $11,525,000 that has not been drawn down under its standby Equity Distribution Agreement and has 251,070 registered shares remaining that can be drawn down against the equity line. The Company plans to file a new registration statement to register additional shares.

            (ii) As described in note 7, on September 24, 2004, the holders of the discounted convertible debentures exercised 18,226,274 warrants at $0.03 for gross proceeds of $546,788, and net proceeds of $499,916.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Three months ended October 31, 2004 and 2003
--------------------------------------------------------------------------------

8.    SHARE CAPITAL (continued):

      (B) A summary of stock option transactions and balances during the period ended October 31, 2004 is as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                      OPTIONS         EXERCISE
                                                  OUTSTANDING         PRICE
                                                    --------          ---------
           BALANCE AT JULY 31, 2004                 8,469,800         $    0.63

                 OPTIONS GRANTED                       90,000              0.04
                 OPTIONS EXERCISED                         -                  -
                 OPTIONS FORFEITED                         -                  -
                                                    --------          ---------

           BALANCE AT OCTOBER 31, 2004              8,559,800         $    0.62
                                                    --------          ---------

      (C) As at October 31, 2004, warrants outstanding were exercisable for 19,257,211 (July 31, 2004-37,483,485) common shares of the Company.
            The warrants entitle the holders to purchase common shares of the Company at prices ranging from $.028 to $2.80 per share that expire on various dates until June 30, 2009.

9.    RELATED PARTY TRANSACTIONS:

      During the three months ended October 31, 2004, the Company incurred expenses of $60,000 (2003 - $nil) for a research report to a company in which a director of the Company has significant influence.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Three months ended October 31, 2004 and 2003
--------------------------------------------------------------------------------

10.   SEGMENTED INFORMATION:

      The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

      REVENUE FROM EXTERNAL CUSTOMERS

                       Three months ended
                      October 31, October 31,
                         2004       2003
                       --------   --------
      CHINA            $     --   $188,523
      UNITED STATES     113,355     82,163
      KOREA               2,117     58,800
      UNITED KINGDOM    158,439     58,389
      OTHER              27,258     39,651
                       --------   --------
                       $301,169   $427,526
                       ========   ========

      As at October 31, 2004, 52% (July 31, 2004-53%) of the Company's fixed assets were in Canada, 17% (July 31, 2004 - 17%) were in Europe and 31% were in Korea (July 31, 2004 - 30%).

      MAJOR CUSTOMERS, REPRESENTING 10% OR MORE OF TOTAL SALES, INCLUDE:

                                                       Three months ended
                                                      October 31, October 31,
                                                         2004       2003
                                                      ---------   ---------
      Customer A                                      $ 134,427   $  26,849
      Customer B                                         52,828      12,639
      Customer C                                          2,117      58,800
      Customer D                                              -     176,986
                                                      =========   =========

11.   SUBSEQUENT EVENTS:

      (a) On November 16, 2004, the Company received gross proceeds of $250,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. There were no fees on the note. The note bears interest at a rate of 12% per annum and is repayable on December 15, 2004.

      (b) On November 30, 2004, the Company received gross proceeds of $275,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. The note bears interest at a rate of 12% per annum and is repayable on December 30, 2004. As a commitment fee, the holder of the note received $27,500.

      (c)   NEW CONVERTIBLE DEBENTURE.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Three months ended October 31, 2004 and 2003
--------------------------------------------------------------------------------

12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES ACCOUNTING PRINCIPLES AND PRACTICES

      These consolidated financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States ("US GAAP") which differ in certain respects from those principles and practices that the Company would have followed had its consolidated financial statements been prepared in accordance with accounting principles and practices generally accepted in Canada ("Canadian GAAP").


      (a) Under U.S. GAAP, the adoption of U.S. dollar in 2001 as reporting currency was implemented retroactively, such that prior period financial statements were translated under the current rate method using foreign exchange rates in effect on those dates. Under Canadian GAAP, a change in reporting currency is implemented by translating all prior year financial statement amounts at the foreign exchange rate on the date of change in reporting currency, which was July 31, 2001. As a result, there is a difference in share capital, deficit and cumulative translation adjustment amount under Canadian GAAP as compared to US GAAP.

      (b) Under U.S. GAAP, the Company has elected to continue to apply the guidance set out in Accounting Principles Board Opinion No. 25,
            "Accounting for Stock Issued to Employees" ("APB 25") and related interpretation in accounting for its employee stock option. As the Company grants options with an exercise price not less than the market value of the underlying common shares on the date of grant, no compensation expense is required to be recognized under APB 25. If the exercise price of employee stock option award is not fixed in the functional currency of the Company or in the currency the employee is paid, the award is accounted for as variable award until the award is exercised, forfeited, or expires unexercised. The Company measures compensation expense as the amount by which the quoted market value of the common shares of the Company's common stock covered by the grant exceeds the option price, with changes in the market price included in the measurement of loss.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Three months ended October 31, 2004 and 2003
--------------------------------------------------------------------------------

12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES ACCOUNTING PRINCIPLES AND PRACTICES (continued)

(b) Prior to 2003, under Canadian GAAP, no compensation was recorded for employee options. Subsequent to August 1, 2003, the Company elected to use the fair-value based method under Canadian GAAP, on a prospective basis, to record compensation expense for options. Had the Company determined compensation expense for option grants made to employees after July 31, 2002 based on the fair values at grant dates of the stock options consistent with the fair value method, the Company's loss and loss per share would have been as follows:

                                                     OCTOBER 31,    OCTOBER 31,
                                                       2004           2003
                                                    -----------    -----------
NET LOSS:
      AS REPORTED                                   $(1,972,007)   $(3,051,365)

      STOCK-BASED COMPENSATION EXPENSE
        INCLUDED IN REPORTED NET LOSS                     9,788      1,200,771

      STOCK-BASED COMPENSATION EXPENSE
        DETERMINED  UNDER FAIR VALUE BASED METHOD
        FOR ALL AWARDS                                   (6,377)    (1,223,299)
                                                    -----------    -----------
                                                    $(1,968,596)   $(3,073,893)
                                                    ===========    ===========

BASIC AND DILUTED LOSS PER SHARE:
     AS REPORTED                                          (0.01)         (0.05)
     PRO FORMA                                            (0.01)         (0.05)
                                                    ===========    ===========

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Three months ended October 31, 2004 and 2003
--------------------------------------------------------------------------------

12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES ACCOUNTING PRINCIPLES AND PRACTICES (continued)

      (c) Under U.S. GAAP, the proceeds from the issuance of convertible debentures with detachable warrants are allocated to the fair value of warrants issued and intrinsic value of beneficial conversion feature. The remaining proceeds are allocated to debt which is being accreted to the redemption value of the convertible debentures over the maturity period. On the date of conversion of debt to equity, the difference between the carrying amount and redemption amount is charged to statement of operations as interest expenses.

            Under Canadian GAAP, the proceeds from the issuance of convertible debentures with detachable warrants are allocated to the warrants issued and the beneficial conversion feature based on their fair values. The remaining proceeds are allocated to debt which is then being accreted to the redemption value of the convertible debentures over the maturity period. On the date of conversion of debt to equity, the carrying value of debt is reclassified to equity with no additional interest accretion. When the Company has the option of repaying the convertible debentures in cash or its common shares, the entire principal amount of is recorded as equity. The principal equity is accreted to the redemption value of the convertible debentures over the maturity period and is charged to deficit.

      (d) Under US GAAP, the discount on convertible debt is netted against the value of debenture, and debt issuance cost is recorded as deferred financing cost and is amortized over the maturity period. Under Canadian GAAP, the discount is recorded as deferred financing cost and is being amortized over the maturity period, as the value allocated to debt is only a $1. Debt issuance cost is charged to equity.

                                                     October 31, 2004                    July 31, 2004
         CONSOLIDATED BALANCE SHEETS          Canadian GAAP         US GAAP      Canadian GAAP        US GAAP
                                             --------------     --------------   --------------    --------------
         Current assets                      $    4,426,910     $    4,426,910   $    3,807,743    $    3,807,743
         Capital assets                             852,592            852,592          824,616           824,616
         Deferred financing costs (d)               312,279            109,544          443,016           157,020
         Other assets                             2,021,777          2,021,777        2,147,749         2,147,749
         Current liabilities (c)                  1,632,114          1,932,646        2,804,081         3,075,338
         Convertible debentures (c)                       1            136,851                1           395,574
         Stockholders' equity                     5,981,443          5,341,326        4,419,042         3,466,216
                                             --------------     --------------   --------------    --------------

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Three months ended October 31, 2004 and 2003
--------------------------------------------------------------------------------

12.   CANADIAN ACCOUNTING PRINCIPLES (continued):

                                                                              Three months ended
      Consolidated statement of operations and deficit                     October 31,     October 31,
                                                                             2004            2003
                                                                          ------------    ------------

Net loss in accordance with U.S. GAAP                                     $ (2,383,900)   $ (3,263,143)

      Effects of differences in accounting for:

        Stock based compensation expense under U.S. GAAP (b)                        --         120,882

        Stock based compensation expense under

          Canadian GAAP (b)                                                     (9,788)     (1,200,771)

        Interest accretion recorded under US GAAP (c)                          374,895       1,327,667

        Amortization of debenture finance costs under U.S. GAAP (d)            177,521              --

        Amortization of debenture finance costs under Canadian GAAP (d)       (130,737)              x
                                                                          ------------    ------------

Net loss in accordance with Canadian GAAP                                   (1,972,009)     (3,015,365)

Beginning deficit in accordance with Canadian GAAP                         (51,971,332)    (41,762,812)

        Interest on convertible debentures and
         amortization of financing charges (d)                                (393,907)             --
                                                                          ------------    ------------

Ending deficit in accordance with Canadian GAAP                           $(54,337,248)   $(44,778,177)

Basic and diluted loss per share (Canadian GAAP)                          $      (0.01)   $      (0.05)
                                                                          ============    ============


14.   COMPARATIVE FIGURES:

      Certain figures have been reclassified to conform to the financial statement presentation adopted for the current year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

      The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended October 31, 2004 and 2003 should be read in conjunction with our most recent audited annual financial statements for the financial year ended July 31, 2004, the unaudited interim financial statements included herein, and, in each case, the related notes.

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

      We are engaged in developing and marketing technically advanced tire pressure monitoring systems (TPMS) designed for improved vehicle safety, performance, reliability and fuel efficiency for the transportation and automotive industries. Although, the majority of our revenues in our first three months ended October 31, 2004 were earned from the sale of tire pressure monitoring systems (TPMS) for passenger cars, sales of our motorcycle TPMS and recreational vehicle TPMS increased as a percentage of our overall revenues. With the launch of our high pressure transmitter in June 2004, we anticipate that there will be an increase in the percentage of our revenues from sales of our TPMS for the recreational, bus and truck markets during fiscal 2005.

GOVERNMENT REGULATIONS

      Our products are subject to regulation by the government agencies responsible for radio frequencies in each country that our TPMS will be sold. For example, in the United States approval must be received from the Federal Communications Commission for each product. Some countries require additional governmental approvals in certain circumstances. For example, in the United Kingdom, all electronic equipment to be installed in emergency and police vehicles must be approved by the Vehicle Installation Development Group, a governmental body. And, as a practical matter, certain non-governmental approvals may be necessary for market acceptance of our products in certain countries. For example, the approval of TUV (an independent testing company) is considered necessary to market our TPMS in Germany.

      We believe that we have all of the necessary governmental approvals for our current TPMS in our intended market countries. As each new TPMS is introduced to the market, we intend to apply for the necessary approvals.

      During our fiscal year ended July 31, 2001, the United States Government enacted the Transportation Recall Enhancement, Accountability, and Documentation Act of 2000, commonly known as the TREAD Act. This new legislation was implemented to address perceived safety concerns resulting from poor tire maintenance, tread separation and tire blowouts. The TREAD Act, among other things, requires that the National Highway Traffic Safety Administration, commonly referred to by its acronym, NHTSA, develop rules and regulations which require all new passenger cars, light trucks and multipurpose passenger vans sold after November 1, 2003 to have TPMS installed as standard equipment. The TREAD Act requires that TPMS must be capable of warning drivers if a tire is significantly under-inflated. The mandated rules and regulations were scheduled to be finalized in November 2001 for implementation in 2003.

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

      On May 31, 2002, the NHTSA issued part one of a two-part final rule. Part one established a new Federal Motor Vehicle Safety Standard that requires that TPMS be installed in passenger vehicles and light trucks to warn the driver when a tire is below specified pressure levels. During the first year of the implementation schedule, beginning November 1, 2003, at least 10% of each auto manufacturer's total production must be equipped with TPMS. This requirement increases to 35% during the second year, 65% by the third and 100% after October 31, 2006.

      Part one of the NHTSA final rule contemplated two compliance options during the period from November 1, 2003 to October 31, 2006. Under the first compliance option, a vehicle's TPMS must alert the driver if one or more tires, up to four tires, is 25% or more under-inflated. Under the second compliance option, a vehicle's TPMS must alert the driver if any of the vehicle's tires is 30% or more under-inflated. The second compliance option was adopted by the NHTSA because indirect TPMS are currently not capable of meeting the stricter four-tire, 25% requirement under the first compliance option, and it was deemed appropriate to permit manufacturers to continue to use current indirect TPMS while they work to improve those systems.

      At the time that it issued the first part of its final rule, the NHTSA announced that it would be closely monitoring the performance of indirect measurement TPMS under the second compliance option. We initially expected that the NHTSA would issue the second part of its final rule on or before March 1, 2005, and that it would, at that time, announce whether indirect TPMS based on anti-lock brake systems would be a permissible compliance option under the TREAD Act after October 31, 2006. However, due to a Court of Appeals ruling discussed below, we no longer hold these expectations as to the timing and content of the second part of the final rule.

      Three not-for-profit advocacy organizations, Public Citizen, Inc., New York Public Interest Research Group and The Center for Auto Safety filed a petition in United States Court of Appeals for the Second Circuit seeking review of the National Highway Traffic Safety Administration's (NHTSA) final rule. The Secretary of Transportation was named as the respondent in the matter, and Alliance of Automobile Manufacturers was an intervener. On August 6, 2003, the United States Court of Appeals, Second Circuit, granted the petition for review, vacated the NHTSA's final rule, and remanded the matter to the NHTSA for further rulemaking proceedings in a manner consistent with the court decision.

      The court stated that the NHTSA decision to adopt the second compliance option was both contrary to law and arbitrary, but that the adoption of the first compliance option was appropriate. In coming to this conclusion, the court found that, according to the rule-making record, the one-tire, 30 percent under-inflation standard contemplated by the second compliance option would allow automakers to install indirect tire pressure monitoring systems (TPMS) that fail to warn drivers in approximately half of the instances in which tires are significantly under-inflated, and that the four-tire, 25 percent under-inflation standard contemplated by the first compliance option would prevent more injuries, save more lives and be more cost-effective.

      On  September  10, 2004 the NHTSA  issued a Notice of Proposed  Rulemaking
(NPRM) document defining their current position. Comments on the proposed Rulemaking must be received on or before 60 days after date of publication (of the NRPM) in the Federal Register. The NHTSA is proposing a new Federal Motor Vehicle Safety Standard (FMVSS) requirement for four tire, 25-percent under-inflation detection. The rule proposes requirements for covered vehicles manufactured on or after September 1, 2005. The NHTSA is proposing the following phase in schedule:

      o     50  percent  of a vehicle  manufacturer's  light  vehicles  would be
            required  to  comply  with  the  standard   during  the  first  year
            (September 1, 2005 to August 31, 2006);

      o 90 percent during the second year (September 1, 2006 to August 31, 2007);

      o     all light vehicles thereafter.

The NHTSA is also proposing the following:

      o to require vehicle manufacturers to assure compliance with Federal Motor Vehicle Safety Standard 138 (FMVSS) with the tires installed on the vehicle at the time of the initial sale;

      o to require the TPMS to be equipped with a telltale that would alert the driver of a tire pressure monitoring malfunction. The malfunction warning be provided either through a separate, dedicated telltale or through a distinctive warning delivered by the low pressure telltale;

      o the use of a specific test course (i.e., the Southern loop of the tread wear test course, San Angelo, Texas) which is both objective and representative of a range of driving conditions;

      o the TPMS would be required to warn the driver when the tire pressure in one or more of the vehicle's tires, up to a total of four tires, is 25 percent or more below the vehicle manufacturer's recommended cold inflation pressure for the tire, or a minimum level of pressure specified in the standard, whichever pressure is higher;

      o     vehicle   manufacturers   would  be  required  to  certify   vehicle
            compliance under the standard with the tires installed on the vehicle at the time of the initial vehicle sale;

      o the TPMS would be required to include a low tire pressure warning telltale (Yellow) that must remain illuminated as long as any of the vehicle's tires remains significantly under inflated and the vehicle's ignition locking system is in the "On" ("Run") position. The telltale must be extinguished when all of the vehicle's tires cease to be significantly under inflated. The TPMS low tire pressure warning telltale would be required to perform a bulb-check at vehicle startup;

      o the TPMS also would be required to include a malfunction indicator to alert the driver when the system is non-operational, and thus unable to provide the required low pressure warning. The NHTSA is proposing that the malfunction would be indicated by either:

            1)    separate dedicated telltale (Yellow) or;

            2) designing the low pressure telltale so that it flashes for one minute when a malfunction is detected after which the telltale will remain illuminated as long as the ignition locking system is in the "On" ("Run") position. This flashing and illumination sequence would be repeated upon each subsequent vehicle start up until the situation has been corrected

      o the tire pressure monitoring systems (TPMS) would not be required to monitor the spare tire (if provided) either when it is stowed or when it is installed on the vehicle;

      o For vehicle's certified under the standard, vehicle manufacturers would be required to provide in the owners manual an explanation of the purpose of the low tire pressure warning telltale, the potential consequences of significantly under-inflated tires, the meaning of the telltale when it is illuminated, and what action the driver should take when the telltale is illuminated.

      To encourage early compliance, the National Highway Traffic Safety Administration's (NHTSA) is proposing to permit carry-forward credits for vehicles that are certified as complying with the standard and that are manufactured on or after the effective date of the final rule. However, beginning September 1, 2007 all covered vehicles would be required to comply with the standard, without regard to any earlier carry forward credits. It will not be permissible for dealer to install tires on a new vehicle that would take the vehicle out of compliance with TPMS standard. The NHTSA is proposing to permit vehicle manufactures to incorporate a second, red light to accompany the continuously illuminated yellow TPMS telltale, which would be illuminated when pressure in one or more tires becomes dangerously under-inflated, as determined by the manufacturer. It will be permissible to incorporate the TPMS telltale as part of a reconfigurable display, provided that the illumination of the yellow telltale is continuous while one or more tires are under-inflated. The NHTSA will retain their discretion regarding how they will structure phase in requirements for small volume manufacturers (5,000 vehicles or less for the North American market) and will make such determination on a case by case basis. Original equipment manufacturers' (OEM's) are free to select a low pressure alert level at a higher level than the 25 percent below placard.

      Our direct measurement TPMS meet the standard for tire pressure monitoring established by the NHTSA. Accordingly, we believe the auto manufacturers must accelerate their implementation plans in order to meet these new NHTSA regulations, which will create additional opportunities to market our products to OEM's in the automobile industry. In addition, although the TREAD Act only applies to passenger automobiles, we believe that other motor vehicles, including medium and heavy trucks, buses and motorcycles will be impacted by this legislation in subsequent years. We also believe that compliance with the TREAD Act by European, Japanese, Chinese and other automakers will accelerate the adoption of TPMS globally.

      It is difficult to predict the magnitude of the expected sales increase or the exact timing of the increase since our products will continue to face competition from other TPMS manufactured by our competitors, and the timing of additional legislative initiatives on tire safety, if any, in the United States and abroad remains uncertain. We expect that as TPMS becomes standard equipment for new passenger vehicles, demand for TPMS as dealer installed options and aftermarket products will gradually decline.

      Our current marketing strategy is to focus on sales of TPMS for OEM applications in all market sectors that include passenger cars, light trucks, motorcycles, recreational vehicles, commercial (buses and trucks) and industrial applications. In approaching the OEM market, we expect to position ourselves as a complete system and associated technology provider. Our strategy is to provide high quality products to the OEM market which incorporate the highest level of technology possible, at a competitive price. Our strategy requires that, among other things, we minimize our manufacturing costs.

      We completed the development and launch of our second generation TPMS for the passenger car and light truck market during the fiscal year ended July 31, 2001. We introduced our motorcycle TPMS for sale into the aftermarket in September 2002. In February 2004, we introduced a substantially improved second generation motorcycle TPMS. During May 2004 this product became commercially available and we began shipping it to our customers. In August 2004, we discovered that the sensor/transmitter may break during installation on the subset of motorcycle rims with curved rim surfaces when the strap is torqued to its required value. On September 14, 2004 we contacted the NHTSA to determine if a Safety Defect and Non Compliance Report was required and was advised that this was necessary. Our remedy for the defect was to recall 100% of affected sensor/transmitter items from the field and replace both recalled and inventory sensor/transmitters with sensor/transmitters previously manufactured by a different supplier that have been tested and known to use plastics that provide the required mechanical properties. Additionally we wish to ensure that transmitters are used only on rims with flat drop center wells (as originally designed for) and not curved. The additional precautionary steps were taken:

      o Adding improved warnings and instruction sheet to new product as well as product in inventory at dealers and distributors that clarify flat rim drop center well application only

      o Removal of TPMS on motorcycles with rims with curved drop center wells

      We anticipate the cost of this recall will be approximately $67,000. Recall costs incurred to the end of October were $19,211. In addition, we are currently working on a solution to enable us to sell our TPMS on motorcycles with rims with curved drop center wells. We anticipate this solution will be available for sale by March 2005.

      The aftermarket opportunity currently consists of a niche market in the enthusiast and high performance segment. To access this niche, we have worked to establish a wholesale distribution network in Europe, while in North America we have sought to work directly with major retail distributors.

      In June 2004, we released a TPMS for commercial vehicles. These high pressure systems are designed for use by buses, trucks, monorails, recreational, industrial and other specialty vehicles. Maintaining proper tire inflation on large vehicles is important to maximizing fuel economy, tire life and the safety of the driver and cargo. We believe this market segment provides us with our largest sales opportunities and our products are being tested by many of the world's premier recreational, truck and bus manufacturers. In addition, during October 2004 we signed a new distributor that plans to sell this product and our passenger car product.

      In February 2003, we signed a manufacturing, co-marketing and development agreement with Hyundai Autonet Company, Ltd., (HACO) an established Korean automotive electronics supplier. Under this agreement, HACO and we will co-develop, manufacture and distribute tire monitoring products to HACO original equipment vehicle manufacturers and the automotive aftermarket in Korea. The agreement provides for the payment to us by HACO of a total of $300,000 in fees, to cover the cost to develop a receiver and transmitter that can be used in the Korean and Japanese markets. Initial payments totaling $165,000 were made by HACO upon execution of our agreement, and the balance of $135,000 is payable upon the attainment of certain milestones including the completion of validation testing of these products and the launch of these products in South Korea. In November 2004, we received $67,500, reducing the balance due from HACO to $67,500. We originally expected to receive an ongoing revenue stream through the sales of proprietary components to HACO beginning in early 2004. However due to delays in attaining these milestones, we now expect revenue from the sale of these components to commence in early 2005.

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

      On September 8, 2003, we entered into an agreement in principle appointing Beijing Boom Technology Co. Ltd. as the Master Distributor of our TPMS in mainland China. The agreement in principle led to a formal Master Distributor Agreement between us and Beijing Boom Technology dated October 17, 2003, which provides for an initial two year term ending on October 9, 2005 and automatic renewal for successive one-year terms subject to termination by either party on giving 90 days' advance notice in writing. Beijing Boom Technology has agreed to purchase over $1.5 million in aftermarket passenger car TPMS at fixed intervals during the first year of the agreement. Beijing Boom Technology must submit purchase orders to us for these products in accordance with a fixed delivery schedule covering the first year of the agreement, and must pay for each shipment before the products are shipped until March 2004. Beijing Boom Technology may return products to us, but any products which are returned without our prior written consent are subject to a charge equal to 50% of the invoiced value of such products. Although Beijing Boom Technology has not placed orders in accordance with the fixed delivery schedule, we have continued to require them to make an advance payment to us on prior to each shipment of orders in excess of $25,000.

      In order to maintain its status as our Master Distributor in China, Beijing Boom Technology must also purchase approximately $3.9 million in additional aftermarket passenger car tire pressure monitoring systems (TPMS) during the second year of the agreement. Per our agreement, Beijing Boom Technology was to also establish a network of certified dealers in all provinces of China by May 1, 2004. Although several dealers have been established, the milestone has not been reached. However, in June 2004 we verbally agreed with Beijing Boom Technology that the milestone be changed towards establishing a network of certified dealers in all major cities in China. Subject to Beijing Boom Technology meeting these milestones, we have agreed not to appoint any other master distributor for mainland China during the initial two-year term of the Master Distributor Agreement. Although Beijing Boom Technology continues to make progress, they did not purchase any TPMS during the three months ended October 31, 2004 as they had sufficient inventory from their purchases in fiscal 2004.

      On September 12, 2003 we entered into a development agreement with Vansco Ltd. This agreement provides for the merging of Vansco's vehicle communication expertise with our proven radio frequency (RF) technology to create a high sensitivity, weatherproof, J1939 controller area network (CAN), chassis-mounted receiver. The J1939 CAN is the most widely used communication standard in commercial vehicles today, allowing for multiplexing, receiving and transmitting of signals from various sources. When CAN technology is combined with our high pressure sensors, we anticipate that this joint development effort will result in a new TPMS targeted directly at original equipment manufacturers (OEMs) of commercial trucks, buses, agricultural, construction and recreational vehicles. In November, 2004, design validation testing and the initial pilot build of 300 units was completed. The 300 units will be utilized to validate the reliability of the production line and to satisfy early test and validation demands from our existing and potential OEM customers. Vansco will manufacture the CAN, chassis-mounted receiver for us.

      On October 10, 2003 we entered into a Co-Marketing and Development agreement with Haldex Brake Products Ltd., and a related Supply Agreement with Haldex. Under the terms of this agreement, we will engage in a joint development program to integrate our TPMS with Haldex's brake systems, with the view to creating a commercial high pressure TPMS for marketing and resale by Haldex. We anticipate that any new products that result from our collaboration with Haldex will be targeted at both OEM and aftermarket applications for trailers. Once development is complete, we plan to execute on the Supply Agreement with Haldex. As part of this program, both organizations have commenced work on understanding the requirements of the market and their existing customers prior to completion of development.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2004 AND OCTOBER 31, 2003

Revenue

      Gross revenue for the three months ended October 31, 2004 decreased to $301,169 from $427,526 for the three months ended October 31, 2003. The breakdown of the sources of our gross revenue is as follows:

      o     Sales of aftermarket  passenger car tire pressure monitoring systems
            (TPMS) decreased to $47,001 for the three months ended October 31, 2004 from $276,164 for the three months ended October 31, 2003. The decrease in sales during the quarter is mainly due to having no sales into China during the three months ended October 31, 2004 compared to sales of $188.523 during the three months ended October 31, 2003. Although it is difficult for us to predict what the volume of sales will be, we anticipate an increase in sales of aftermarket passenger TPMS during the remainder of fiscal 2005.

      o Sales of OEM passenger car TPMS increased to $147,262 for the three months ended October 31, 2004 from $36,648 for the three months ended October 31, 2003. The increase was primarily due to an increase in sales to Aston Martin, Ford's flagship division. We anticipate the sale of these systems to increase during the remainder of fiscal 2005.

      o Sales of aftermarket motorcycle systems were $16,734 for the three months ended October 31, 2004 compared to $nil for the three months ended October 31, 2003. In August 2004, we discovered that the sensor/transmitter may break during installation on the subset of motorcycle rims with curved rim surfaces when the strap is torqued to its required value. On September 14, 2004 we contacted the National Highway Transportation Safety Administration (NHTSA) to determine if a Safety Defect and Non Compliance Report was required and was advised that this was necessary. Our remedy for the defect was to recall 100% of affected sensor/transmitter items from the field and replace both recalled and inventory sensor/transmitters with sensor/transmitters previously manufactured by a different supplier that have been tested and known to use plastics that provide the required mechanical properties. Additionally to ensure that transmitters are used only on rims with flat drop center wells (as originally designed for) and not curved, the additional precautionary steps were taken:

            1) Adding improved warnings and instruction sheet to new product as well as product in inventory at dealers and distributors that clarify flat rim drop center well application only

            2)    Removal  of  tire  pressure   monitoring   systems  (TPMS)  on
                  motorcycles with rims with curved drop center wells

            We anticipate the cost of this recall will be approximately $67,000. Recall costs incurred to the end of October were $19,211. In addition; we are currently working on a solution to enable us to sell our TPMS on motorcycles with rims with curved drop center wells. We anticipate this solution will be available for sale by March 2005. To date, the response to the recall by our customers has been very positive. Although interest in the motorcycle product by existing and potential customers remains positive, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

      o Sales of aftermarket recreational vehicle TPMS increased to $51,669 for the three months ended October 31, 2004 compared to $10,337 for the three months ended October 31, 2003.

      o Sales of OEM recreational vehicle TPMS increased to $25,222 for the three months ended October 31, 2004 from $10,682 for the three months ended October 31, 2003.

      o Sales of aftermarket high pressure TPMS for use on commercial vehicles were $10,789 for the three months ended October 31, 2004 compared to $nil for the three months ended October 31, 2003. The majority of these systems are currently being used for test purposes. Although it is difficult for us to predict what the volume of sales will be, we anticipate a substantial increase in sales during the remainder of our year.

      o Revenue of $nil was recorded for engineering changes to modify our products pursuant to the Hyundai Autonet (HACO) agreement for the three months ended October 31, 2004 compared to $58,800 for the three months ended October 31, 2003. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved. Presently, we do not anticipate future revenue from HACO for engineering changes.

      o Sales of miscellaneous products were $2,492 for the three months ended October 31, 2004 compared to $34,895 for the three months ended October 31, 2003.

            The miscellaneous products that accounted for $33,807 of our revenue during the three months ended October 31, 2003 consisted primarily of dataloggers, which are used to facilitate testing by our OEM customers.

Gross Margin

      Gross margin on product sales increased to 26.8% for the three months ended October 31, 2004 from 13.4% for the three months ended October 31, 2003. The higher margins are mainly due to:

      o the product mix of systems sold in the three months ended October 31, 2004 had higher gross margins than the product mix of systems sold in the three months ended October 31, 2003;

      o the decrease in the value of the $US against the Pound Sterling increased our margins as a higher proportion of our sales during the three months ended October 31, 2004 were in Pound Sterling.

Expenses

      Expenses increased to $1,937,740 for the three months ended October 31, 2004 from $1,854,326 for the three months ended October 31, 2003, as increases in marketing, engineering, research and development expenses and depreciation and amortization expenses were partially offset by lower general and administration expenses.

      Engineering, research and development expenses increased to $501,685 for the three months ended October 31, 2004 from $386,566 for the three months ended October 31, 2003. The increase was primarily attributed to higher prototype development costs. The expenses were mainly incurred to advance the development of our new controller area network (CAN) receiver and to participate in a research study on the application of sensors for markets other than tire pressure monitoring.

      Marketing expenses increased to $496,787 for the three months ended October 31, 2004 from $442,961 for the three months ended October 31, 2003. The increase was mainly a result of higher tradeshow expenditures and increased travel. Trade show expenses in the three months ended October 31, 2004 included the cost of attending the Automechanika show, which is held in Europe every two years. In addition, a non-cash compensation charge in the amount of $27,971 during the three months ended October 31, 2003 was recorded as we recognize compensation expense as the majority of our employee stock options are accounted for as variable awards as the employee stock options are granted in US dollars, yet the majority of our employees are paid in Canadian dollars and Pounds Sterling.

      General and administrative expenses decreased to $579,131 for the three months ended October 31, 2004 from $709,847 for the three months ended October 31, 2003. The decrease was primarily attributed to lower investor relation costs, administration wages and professional fees. Administrative wages decreased as during the three months ended October 31, 2003 and as explained above, a non-cash compensation charge in the amount of $66,152 was recorded. The decrease was partially offset by an increase in insurance costs.

      Depreciation and amortization expense increased to $360,137 for the three months ended October 31, 2004 from $314,952 for the three months ended October 31, 2003.

      Interest and finance charges decreased to $585,021 for the three months ended October 31, 2004 from $1,430,444 for the three months ended October 31, 2004. Interest and finance charges for the three months ended October 31, 2004 included $552,416 on our 8% and discounted convertible debentures and $23,267 on our promissory notes. Interest and finance charges for the three months ended October 31, 2003 included $1,350,445 in interest and finance charges on our 7% and 8% convertible debentures, plus an accrual for a payment in November 2003 of $75,355 to Palisades Master Fund, L.P. as an early participation bonus.

Interest Income

      Interest income of $484 was earned for the three months ended October 31, 2004 as compared to $2,740 for the three months ended October 31, 2003 and was the result of lower average cash balances during the three months ended October 31, 2003.

Foreign exchange gain

      A foreign exchange gain of $57,644 was incurred for the three months ended October 31, 2004 as compared to a loss of $38,235 for the three months ended October 31, 2003. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

      We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since inception. As at October 31, 2004, we had an accumulated deficit of $61,402,156. Our net loss for the three months ended October 31, 2004 was $2,383,900 compared to $3,263,143 for our three months ended October 31, 2003. As of October 31, 2004, our stockholders' equity was $5,341,326 and we had a working capital of $2,494,264.

      Our cash position at October 31, 2004 was $231,950 as compared to $112,951 at July 31, 2004. This decrease was due to the net decrease from our operating, financing and investing activities as described below.

      Our net loss of $2,398,900 for our three months ended October 31, 2004 includes non-cash charges of $360,137 for depreciation and amortization and $557,962 for interest and finance charges. Decreases in non-cash working capital during this period amounted to $501,139. Non-cash working capital changes included increases in prepaid expenses, and accounts receivable and a decrease in inventory and accounts payable and accrued liabilities.

      During the three months ended October 31, 2004, we realized aggregate gross cash proceeds of $3,271,788 as follows:

      We issued 78,887,710 shares of common stock to Cornell Capital Partners L.P. pursuant to nine draw downs totaling $2,725,000 from our $15 Million equity line of credit.

      On May 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, (Cornell) an accredited investor, in connection with a 24-month, $15.0 million equity line of credit facility. The agreement contemplates the potential future issuance and sale of up to $15.0 million of our common stock to Cornell Capital Partners, LP, subject to certain restrictions and other obligations.

      Pursuant to the equity line of credit, we may, at our discretion, periodically sell to Cornell during the effectiveness of the related registration statement, shares of common stock for a total purchase price of up to $15.0 million. Each such periodic sale of shares is known as an advance or drawdown. We may request an advance every 7 trading days. The maximum amount of each advance is $500,000. Each advance will close 6 trading days after we give written notice of such advance, at which time we will deliver the appropriate number of shares of our common stock to Cornell against payment of the advance amount. For each share of common stock purchased under the equity line of credit, Cornell will pay 98% of the lowest closing bid price on the OTC Bulletin Board, or such other principal market on which our common stock may then be traded, for the 5 days immediately following the notice date. Further, Cornell will retain 5% of each advance as a fee.

      The amount of capital available under the equity line of credit will not be dependent on the price or volume of our common stock. Cornell may not own more than 9.9% of our outstanding common stock at any time. Because Cornell can repeatedly acquire and sell shares, this limitation does not limit the potential dilutive effect or the total number of shares that Cornell Capital Partners L.P. (Cornell) may receive under the equity line of credit.

      We currently have $11,525,000 available to us from our equity line of credit, but only 251,071 registered shares. As such, we plan to file a new registration statement to register additional shares.

      On September 24, 2004, the Company and holders of the discounted convertible debentures signed an agreement which provided for an immediate exercise of 18,226,274 warrants at $0.03 for gross proceeds of $546,788.

      On November 16, 2004 we received gross proceeds of $250,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. The note bears interest at a rate of 12% per annum and is repayable within 30 days of issuance with accrued interest.

      On November 30, 2004 we received gross proceeds of $275,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. The note bears interest at a rate of 12% per annum and is repayable within 30 days of issuance with accrued interest. As a commitment fee to loan the Company money, the holder of the note received $27,500.

      Once the increase in our authorized capital becomes effective, we will have sufficient authorized common stock to fully draw down on our $15.0 million standby equity line. However, although we have successfully registered the $15.0 million standby equity distribution agreement, which, as discussed elsewhere in this quarterly report, we only have 251,070 registered shares remaining under the agreement and there can be no assurance that we will be able to register additional shares.

      If the equity line of credit facility will not be accessible to us, when needed, we anticipate that we will require between $6.3 million and $8.5 million in financing through July 31, 2005 in order to continue in business as a going concern, the availability of which is uncertain.

      Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended July 31, 2004, our independent auditors included additional comments in their Auditors' report indicating concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      We plan to raise any additional capital required to meet the balance of our estimated funding requirements for the next nine months, primarily through the private placement of our securities. We are presently working with Cornell on a plan to meet our financial capital requirements.

FUTURE OPERATIONS

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue for the foreseeable future.

We project a requirement for a minimum of $6.3-$8.5 million to fund our debt repayment, ongoing operating expenses and working capital requirements through July 31, 2005 as follows:

 Marketing                                  $   1,500,000      $  2,000,000
 Engineering, research and development          1,200,000         1,700,000
 General and administrative                     2,200,000         2,500,000
 Capital Purchases                                150,000           400,000
 Debt repayment(1)                              1,500,000         2,518,962
 General Working Capital                         (250,000)         (618,962)
                                            -------------      ------------
 TOTAL                                      $   6,300,000      $  8,500,000
                                            =============      ============

(1) Assumes monthly repayments on the discounted convertible debentures of $145,566 in cash commencing January 1, 2005. The amount of cash used to redeem the discounted convertible debentures may be less than the October 31, 2004 balance outstanding of $1,612,798 as per the forbearance and escrow agreement dated September 24, 2004, the debenture holders have the option, after December 31, 2004, of converting the convertible debenture in whole or in part into shares of our common our common stock at $0.028 per share (subject to adjustment pursuant to the anti-dilution provisions contained in the debentures). The Company also has the option of making the monthly payment in shares in lieu of cash.

Our working capital requirements are impacted by our inventory requirements. Therefore, any increase in sales of our products will be accompanied not only by an increase in revenues, but also by an increase in our working capital requirements. Our new products, the market acceptance of which will impact on our inventory needs and therefore will impact on our working capital requirements, include the following:

o Our motorcycle tire pressure monitoring system (TPMS) was introduced for sale into the aftermarket in September 2002. We introduced a substantially improved second generation motorcycle tire pressure monitoring system
      (TPMS) in mid-February, 2004 and began delivery of this system to our distributors in May 2004. We had a recall in September and are currently working on a solution for curved rims that we plan will be available for sale by March 2005.

o During our fiscal 2004 year, we introduced low pressure tire monitoring systems (TPMS) for the recreational vehicle market. Marketed as "RoadVoiceTM" and "TrailerVoiceTM", they represent the first tire monitoring systems targeted specifically at the recreational vehicle, towed vehicle and trailer markets.

o During our 2004 fiscal year, we introduced high pressure tire monitoring systems (TPMS) for the recreational vehicle market, bus and commercial market.

o In November, 2004, design validation testing and the initial pilot build of 300 weatherproof, J1939 controller area network (CAN), chassis-mounted receivers was completed. The 300 units will be utilized to validate the reliability of the production line and to satisfy early test and validation demands from our existing and potential OEM customers. Vansco will manufacture the CAN, chassis-mounted receiver for us. As such, we anticipate the manufacture of CAN receivers for commercial vehicles.

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

GOING CONCERN

As at October 31, 2004, we had an accumulated deficit of $61,402,156. Our net loss for the three months ended October 31, 2004 was $2,383,900 compared to $3,263,143 for the three months ended October 31, 2003. As of October 31, 2004, our stockholders' equity was $5,341,326 and we had working capital of $2,494,264.

We require additional financing to fund our operations. During the three months ended October 31 2004, we used $1,966,940 cash in operating activities and $15,157 to purchase capital assets. Accordingly, during the three months ended October 31, 2004, we raised gross cash proceeds of $546,788 from the exercise of warrants and $2,725,000 from draw downs on our equity line of credit. In addition, during November 2004, we raised gross proceeds of $500,000 from the issuance of two promissory notes.

Although we have successfully registered the $15.0 million standby equity distribution agreement, which, as discussed elsewhere in this annual report, we only have 251,070 registered shares remaining under the agreement and there can be no assurance that we will be able to register additional shares. Our consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, our consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

WARRANTY OBLIGATIONS

On an ongoing basis, we record our best estimate of our warranty obligations and product returns related to products sold. These estimates are made after the consideration of contractual warranty obligations and historical experience. Unforeseen events, including increased technological difficulties with products, could occur that have not been anticipated in estimating the warranty provision. Additional costs or estimates will be recognized as determined.

REVENUE RECOGNITION

Our Company recognizes revenue when there is persuasive evidence of an arrangement, goods are shipped and title passes, collection is probable, and the fee is fixed or determinable. Customer acceptance is used as the criterion for revenue recognition when the product sold does not have an established sales history to allow management to reasonably estimate returns and future provisions. Provisions are established for estimated product returns and warranty costs at the time the revenue is recognized. Our Company records deferred revenue when cash is received in advance of the revenue recognition criteria being met. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved. Engineering services revenue for the three months ended October 31, 2004 were $nil (three months ended October 31, 2003-$58,800).

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

ITEM 3.  CONTROLS AND PROCEDURES

      As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being October 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During August 2004, the Company defaulted on payments to holders of its discounted convertible debentures. As disclosed in our 8-K's filed between September 13 and October 1, 2004, in response to the default, certain debenture holders filed legal actions against the Company. On September 24, 2004, the Company and holders of the discounted convertible debentures signed an agreement which provided for: withdrawal of legal action; an immediate exercise of 18,226,274 warrants at $0.03 for gross proceeds of $546,788; conversion of $734,389 of debentures into 24,479,630 common shares; a lock-up provision that establishes a daily limit on the number of shares that can be traded by the debenture holders.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following changes in our securities occurred during the three months ended October 31, 2004:

On October 25, 2004, we issued 7,500,000 shares of our common stock to the purchaser in a standby equity facility at a price of $0.03 per share, in payment of a $225,000 drawdown on the equity line of credit. We relied on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 to effect this issuance.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During August 2004, the Company defaulted on payments to holders of its discounted convertible debentures. As disclosed in our 8-K's filed between September 13 and October 1, 2004, in response to the default, certain debenture holders filed legal actions against the Company. On September 24, 2004, the Company and holders of the discounted convertible debentures signed an agreement which provided for: withdrawal of legal action; an immediate exercise of 18,226,274 warrants at $0.03 for gross proceeds of $546,788; conversion of $734,389 of debentures into 24,479,630 common shares; a lock-up provision that establishes a daily limit on the number of shares that can be traded by the debenture holders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

Exhibit
Number      Description

10.1        Forbearance and Escrow Agreement (1)

10.2 Promissory note dated as of November 16, 2004 with Cornell Capital Partners, LP**

10.3 Promissory note dated as of November 30, 2004 with Cornell Capital Partners, LP**

31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

32.1 Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

32.2 Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

**          Filed herewith.

(1) Incorporated by reference to SmarTire Systems Inc.'s Form 8-K filed with the Securities and Exchange Commission on October 1, 2004.

(b)         Reports on form 8-K.

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

SMARTIRE SYSTEMS INC.


/s/ Robert Rudman
-------------------
Robert V. Rudman
Director, President and Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date:    December 13, 2004


/s/ Jeff Finkelstein
-------------------
Jeff Finkelstein
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date:    December 13, 2004