Form 10QSB
period 2005-01-31
SMARTIRE SYSTEMS INC
filed 2005-03-17
CIK 1057293

================================================================================

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2005.

                                             OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from         to

                         Commission file number 0-29248

                           ---------------------------

                              SMARTIRE SYSTEMS INC.
                 (Name of small business issuer in its charter)

                           ---------------------------

              Yukon Territory, Canada                         n/a
          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or  organization)            Identification No.)


                            #150 - 13151 Vanier Place
                   Richmond, British Columbia, Canada V6V 2J1
               (Address of principal executive offices) (Zip Code)

                                  604-276-9884
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

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

      The number of shares outstanding of our company's common stock at February 28, 2005 was 235,115,752

Transitional Small Business Disclosure Format (check one): [ ] Yes [ X ] No

================================================================================

                                      INDEX

PART I. FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS -
                  JANUARY 31, 2005 (UNAUDITED) AND JULY 31, 2004

                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) - THREE AND SIX MONTH ENDED JANUARY 31, 2005 AND JANUARY 31, 2004

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS - SIX MONTHS ENDED JANUARY 31, 2005 (UNAUDITED) AND YEAR ENDED JULY 31, 2004

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - SIX MONTHS ENDED JANUARY 31, 2005 AND JANUARY 31, 2004

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - SIX MONTHS ENDED JANUARY 31, 2005 AND JANUARY 31, 2004

        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        ITEM 3.   CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

        ITEM 1.   LEGAL PRCEEDINGS

        ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        ITEM 5.   OTHER INFORMATION

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  SIGNATURES

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN "RISK FACTORS" IN OUR JULY 31, 2004 FORM 10-KSB. THE COMPANY ASSUMES NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1. FINANCIAL STATEMENTS

      The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited and SmarTire Technologies Inc. ("we", "us", "our", and "SmarTire") as of January 31, 2005 and for the three and six months ended January 31, 2005 and January 31, 2004 are attached hereto.

      It is the opinion of management that the interim financial statements for the three and six months ended January 31, 2005 includes all adjustments necessary in order to ensure that the financial statements are not misleading.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

      The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended January 31, 2005 and 2004 should be read in conjunction with our most recent audited annual financial statements for the financial year ended July 31, 2004, the unaudited interim financial statements included herein, and, in each case, the related notes.

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

      We are engaged in developing and marketing technically advanced tire pressure monitoring systems (TPMS) designed for improved vehicle safety, performance, reliability and fuel efficiency for the transportation and automotive industries. Although, the majority of our revenues in our first six months ended January 31, 2005 were earned from the sale of tire pressure monitoring systems (TPMS) for passenger cars, sales of our motorcycle TPMS and recreational vehicle TPMS increased as a percentage of our overall revenues. With the planned re-launch of our motorcycle TPMS in March 2005 and our June 2004 launch of our high pressure transmitters, we anticipate that there will be an increase in the percentage of our revenues from sales of our TPMS for the motorcycle, recreational, bus and truck markets during fiscal 2005.

      Our vision is to become the preeminent provider of wireless sensing and control systems for the vehicle industry. Our vision may be extended to three basic types of systems: sensing, control and system applications.

Sensing Applications

      Our vision is to commercialize a wide array of sensors, compatible with our tire monitoring systems for the vehicle industry. As discussed in further detail in this 10-QSB, we have developed a receiver module with Vansco that functions as a "wireless gateway". This module can wirelessly receive signals from up to 256 new sensors in addition to signals from tire pressure sensors. The data from these sensors can then be placed on the vehicle bus or to a display module. This ensures that the driver, maintenance group or monitoring agencies have access to the sensor data as required. In addition to tire pressure monitoring, customers would have the ability to access far more data on his vehicle. This translates to a higher value proposition to the customer, while giving us the ability to sell more products.

Control Applications

      A natural evolution of our product family is to use the "wireless gateway" module to not only receive signals from sensors but to act on the data received. It can do this by controlling other electronic control units (ECU's) or mechanical devices directly in response to sensor data received.

      The basic premise is based on using sensors to interpret a condition and then have the "wireless gateway" module send a control signal to a device to perform a specified action based on the sensor output. For example, when the "wireless gateway" module receives data from a tire pressure sensor it could activate a "horn" to provide an audible warning if the data was outside of preset limits.

      The control applications require feedback from the element being controlled. In many cases this can be accomplished by one way communication to the controlled element with the feedback provided by the driver of the vehicle. An example of this would be the control or positioning of a mirror.

      In other situations, the feedback may be provided by the element being controlled. An example of this is a tire pressure monitoring systems (TPMS) application in which the wireless gateway communicates with an engine ECU (Electronic Control Unit) to limit the speed of the vehicle as air pressure decreases. For control applications two way communications may be required to complete the control loop.

System applications

      These are created by utilizing the information obtained from vehicle sensors to provide a total solution to the owner of a vehicle or fleet of vehicles. This means that the data generated by the sensors is gathered by the "wireless gateway" module and integrated with the overall maintenance and monitoring system utilized by the customer. This integration allows maintenance staff, purchasing, owners and drivers to access all relevant sensor information and warnings.

      An example of this type of system is a wireless drive-by kiosk that collects tire pressures from buses returning to a central garage at night. The tire pressures are sent wirelessly to a kiosk which sends the data to a computer system that processes the data and creates a work order for the maintenance crew to correct and check tire pressures only in those vehicles that require attention. This avoids checking the tire pressures of the whole fleet. Another advantage of this system is that basic warnings are provided to the driver in the event that a severe tire condition exists but detailed information is provided to maintenance so they can schedule corrective action quickly.

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

      In July 2001, the National Highway Traffic Safety Administration (NHTSA) published and circulated a Notice of Proposed Rule Making which included provisions related to the tire monitoring requirements of the TREAD Act. The Notice of Proposed Rule Making outlined the parameters of systems that the National Highway Traffic Safety Administration (NHTSA) would consider compliant with the legislation and the proposed periods for complying with the regulations. Two forms of tire monitoring technologies were to be considered:

      1) Direct tire monitoring technologies are based on dedicated sensor transmitters located within the cavity of the tire that are usually mounted on the wheel. The transmitter monitors and measures contained air pressure and temperature within each tire and transmits this information to a receiver located in or around the instrument panel of the vehicle. Our products are an example of a direct system.

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

      o the tire pressure monitoring systems (TPMS) would be required to include a low tire pressure warning telltale (Yellow) that must remain illuminated as long as any of the vehicle's tires remains significantly under inflated and the vehicle's ignition locking system is in the "On" ("Run") position. The telltale must be extinguished when all of the vehicle's tires cease to be significantly under inflated. The TPMS low tire pressure warning telltale would be required to perform a bulb-check at vehicle startup;

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

      We completed the development and launch of our second generation tire pressure monitoring systems (TPMS) for the passenger car and light truck market during the fiscal year ended July 31, 2001. We introduced our motorcycle tire pressure monitoring systems (TPMS) for sale into the aftermarket in September 2002. In February 2004, we introduced a substantially improved second generation motorcycle TPMS. During May 2004 this product became commercially available and we began shipping it to our customers. In August 2004, we discovered that the sensor/transmitter may break during installation on the subset of motorcycle rims with curved rim surfaces when the strap is torqued to its required value. On September 14, 2004 we contacted the NHTSA to determine if a Safety Defect and Non Compliance Report was required and was advised that this was necessary. Our remedy for the defect was to recall 100% of affected sensor/transmitter items from the field and replace both recalled and inventory sensor/transmitters with sensor/transmitters previously manufactured by a different supplier that have been tested and known to use plastics that provide the required mechanical properties. Additionally we wish to ensure that transmitters are used only on rims with flat drop center wells (as originally designed for) and not curved. The additional precautionary steps were taken:

      o Adding improved warnings and instruction sheet to new product as well as product in inventory at dealers and distributors that clarify flat rim drop center well application only

      o Removal of TPMS on motorcycles with rims with curved drop center wells

      We anticipate the cost of this recall will be approximately $67,000. Recall costs incurred to the end of January 31, 2005 were $35,688. In addition, we are currently working on a solution to enable us to sell our TPMS on motorcycles with rims with curved drop center wells. We anticipate this solution will be available for sale by March 2005.

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

      In order to maintain its status as our Master Distributor in China, Beijing Boom Technology must also purchase approximately $3.9 million in additional aftermarket passenger car tire pressure monitoring systems (TPMS) during the second year of the agreement. Per our agreement, Beijing Boom Technology was to also establish a network of certified dealers in all provinces of China by May 1, 2004. Although several dealers have been established, the milestone has not been reached. However, in June 2004 we verbally agreed with Beijing Boom Technology that the milestone be changed towards establishing a network of certified dealers in all major cities in China. Subject to Beijing Boom Technology meeting these milestones, we have agreed not to appoint any other master distributor for mainland China during the initial two-year term of the Master Distributor Agreement. Beijing Boom Technology did not purchase any TPMS during the six months ended January 31, 2005.

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

RESULTS OF OPERATIONS

Three months ended January 31, 2005 and January 31, 2004

Revenue

      Gross revenue for the three months ended January 31, 2005 decreased to $390,909 from $430,191 for the three months ended January 31, 2004. The breakdown of the sources of our gross revenue is as follows:

      o     Sales of aftermarket  passenger car tire pressure monitoring systems
            (TPMS) decreased to $35,161 for the three months ended January 31, 2005 from $314,891 for the three months ended January 31, 2004.

      o Sales of original equipment manufacturer (OEM) passenger car tire pressure monitoring systems (TPMS) increased to $171,531 for the three months ended January 31, 2005 from $62,255 for the three months ended January 31, 2004. The increase was primarily due to an increase in sales to Aston Martin, Ford's flagship division.

      o Sales of aftermarket motorcycle systems were $29,285 for the three months ended January 31, 2005 compared to $1,332 for the three months ended January 31, 2004. In August 2004, we discovered that the sensor/transmitter may break during installation on the subset of motorcycle rims with curved rim surfaces when the strap is torqued to its required value. On September 14, 2004 we contacted the National Highway Transportation Safety Administration (NHTSA) to determine if a Safety Defect and Non Compliance Report was required and was advised that this was necessary. Our remedy for the defect was to recall 100% of affected sensor/transmitter items from the field and replace both recalled and inventory sensor/transmitters with sensor/transmitters previously manufactured by a different supplier that have been tested and known to use plastics that provide the required mechanical properties. Additionally to ensure that transmitters are used only on rims with flat drop center wells (as originally designed for) and not curved, the additional precautionary steps were taken:

                  1) Adding improved warnings and instruction sheet to new product as well as product in inventory at dealers and distributors that clarify flat rim drop center well application only

                  2) Removal of tire pressure monitoring systems (TPMS) on motorcycles with rims with curved drop center wells

            We anticipate the cost of this recall will be approximately $67,000. Recall costs incurred to the end of January 31, 2005 were $35,688. In addition, we have developed a solution that enables us to sell our TPMS on motorcycles with rims with curved drop center wells. We anticipate this solution will be available for sale by March 2005. To date, the response to the recall by our customers has been very positive. Although interest in the motorcycle product by existing and potential customers remains positive, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

      o Sales of aftermarket recreational vehicle TPMS increased to $69,764 for the three months ended January 31, 2005 compared to $5,700 for the three months ended January 31, 2004.

      o Sales of original equipment manufacturer (OEM) recreational vehicle TPMS increased to $36,830 for the three months ended January 31, 2005 from $nil for the three months ended January 31, 2004.

      o Sales of aftermarket high pressure TPMS for use on commercial vehicles were $17,660 for the three months ended January 31, 2005 compared to $nil for the three months ended January 31, 2004. The majority of these systems are currently being used for test purposes. Although it is difficult for us to predict what the volume of sales will be, we anticipate a substantial increase in sales during the remainder of our year.

      o Sales of OEM high pressure TPMS for use on commercial vehicles were $3,653 for the three months ended January 31, 2005 compared to $nil for the three months ended January 31, 2004. The majority of these systems are currently being used for test purposes.

      o Sales of aftermarket tire pressure monitoring systems (TPMS) for use on buses were $5,389 for the three months ended January 31, 2005 compared to $nil for the three months ended January 31, 2004. Although it is difficult for us to predict what the volume of sales will be, we anticipate a substantial increase in sales during the remainder of our year.

      o Revenue of $nil was recorded for engineering changes to modify our products pursuant to the Hyundai Autonet (HACO) agreement for the three months ended January 31, 2005 compared to $37,279 for the three months ended January 31, 2004. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved. Presently, we do not anticipate future revenue from HACO for engineering changes.

      o Sales of miscellaneous products were $21,636 for the three months ended January 31, 2005 compared to $8,734 for the three months ended January 31, 2004.

Gross Margin

            Gross margin on product sales decreased to -25% for the three months ended January 31, 2005 from 12% for the three months ended January 31, 2004. The negative margin for the three months ended January 31, 2005 was due to an inventory write-down of $200,000 for slow moving aftermarket passenger car tire pressure monitoring systems. Without the inventory write-down, the gross margin would have increased to 26% for the three months ended January 31, 2005. Factors that would have resulted in higher margins if not for the inventory write-down are:

      o the product mix of systems sold in the three months ended January 31, 2005 had higher gross margins than the product mix of systems sold in the three months ended January 31, 2004;

      o the decrease in the value of the $US against the Pound Sterling increased our margins as a higher proportion of our sales during the three months ended January 31, 2005 were in Pound Sterling.

Expenses

      Expenses increased to $2,087,585 for the three months ended January 31, 2005 from $1,709,413 for the three months ended January 31, 2004, as increases in, engineering, research and development expenses and depreciation and amortization expenses were partially offset by a decrease in marketing expenses.

      Engineering, research and development expenses increased to $495,665 for the three months ended January 31, 2005 from $360,353 for the three months ended January 31, 2004. The increase was due to higher prototype development costs, testing of our new products, an increase in engineering employees and engineering-related wages. Wages included a non-cash expense of $30,338 related to the issuance of common stock to senior engineering employees.

      Marketing expenses decreased to $410,726 for the three months ended January 31, 2005 from $418,363 for the three months ended January 31, 2004. The decrease was mainly a result of lower travel expenses. This decrease was partially offset by an increase marketing-related wages as a result of an increase in the number of marketing employees.

      General and administrative expenses increased to $800,911 for the three months ended January 31, 2005 from $571,159 for the six months ended January 31, 2004. The increase was primarily attributed to higher administration wages and an increase in insurance costs. The major increase in administration wages was primarily due to a non-cash expense related to the issuance of common stock to senior management valued at $142,251. The increase was partially offset by a decrease in investor relation fees and professional fees.

      Depreciation and amortization expense increased to $380,283 for the three months ended January 31, 2005 from $359,538 for the three months ended January 31, 2004.

      Interest and finance charges increased to $1,990,097 for the three months ended January 31, 2005 from $315,609 for the three months ended January 31, 2005. Interest and finance charges for the three months ended January 31, 2005 included non-cash interest of $1,904,690 compared to non-cash interest of $308,591 for the three months ended January 31, 2004.

Interest Income

      Interest income of $1,307 was earned for the three months ended January 31, 2005 as compared to $1,827 for the three months ended January 31, 2004 and was the result of lower average cash balances during the three months ended January 31, 2005.

Foreign exchange gain

      A foreign exchange gain of $71,345 was incurred for the three months ended January 31, 2005 as compared to a gain of $64,571 for the three months ended January 31, 2004. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

Six months ended January 31, 2005 and January 31, 2004

Revenue

      Gross revenue for the six months ended January 31, 2005 decreased to $692,078 from $857,717 for the six months ended January 31, 2004. The breakdown of the sources of our gross revenue is as follows:

      o Sales of aftermarket passenger car systems decreased to $82,162 for the six months ended January 31, 2005 from $591,055 for the six months ended January 31, 2004.

      o Sales of OEM passenger car systems increased to $318,793 for the six months ended January 31, 2005 from $98,903 for the six months ended January 31, 2004. The increase was primarily due to an increase in sales to Aston Martin, Ford's flagship division.

      o Sales of the aftermarket motorcycle system were $46,019 for the six months ended January 31, 2005 compared to $1,555 for the six months ended January 31, 2004. In August 2004, we discovered that the sensor/transmitter may break during installation on the subset of motorcycle rims with curved rim surfaces when the strap is torqued to its required value. On September 14, 2004 we contacted the National Highway Transportation Safety Administration (NHTSA) to determine if a Safety Defect and Non Compliance Report was required and was advised that this was necessary. Our remedy for the defect was to recall 100% of affected sensor/transmitter items from the field and replace both recalled and inventory sensor/transmitters with sensor/transmitters previously manufactured by a different supplier that have been tested and known to use plastics that provide the required mechanical properties. Additionally to ensure that transmitters are used only on rims with flat drop center wells (as originally designed for) and not curved, the additional precautionary steps were taken:

                  1) Adding improved warnings and instruction sheet to new product as well as product in inventory at dealers and distributors that clarify flat rim drop center well application only;

                  2) Removal of tire pressure monitoring systems (TPMS) on motorcycles with rims with curved drop center wells

            We anticipate the cost of this recall will be approximately $67,000. Recall costs incurred to the end of January were $35,688. In addition, we have developed a solution to enable us to sell our TPMS on motorcycles with rims with curved drop center wells. We are on target to release this enhanced product during March 2005. To date, the response to the recall by our customers has been very positive. Although interest in the motorcycle product by existing and potential customers remains positive, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

      o Sales of aftermarket recreational vehicle tire pressure monitoring systems (TPMS) were $121,433 for the six months ended January 31, 2005 compared to $16,037 for the six months ended January 31, 2004. The "RoadVoice" and "TrailerVoice", which represent the first tire monitoring systems targeted specifically at the recreational vehicle, towed vehicle and trailer markets was introduced in the three months ended October 31, 2003.

      o Sales of OEM recreational vehicle systems were $62,052 for the six months ended January 31, 2005 compared to $10,682 for the six months ended January 31, 2004.

      o Sales of aftermarket tire pressure monitoring systems (TPMS) for use on commercial vehicles were $28,449 for the six months ended January 31, 2005 compared to $1,088 for the six months ended January 31, 2004. Although it is difficult for us to predict what the volume of sales will be, we anticipate a substantial increase in sales during the remainder of the year.

      o Sales of OEM high pressure TPMS for use on commercial vehicles were $3,653 for the six months ended January 31, 2005 compared to $nil for the six months ended January 31, 2004. The majority of these systems are currently being used for test purposes.

      o Sales of aftermarket TPMS for use on buses were $5,389 for the six months ended January 31, 2005 compared to $nil for the six months ended January 31, 2004. Although it is difficult for us to predict what the volume of sales will be, we anticipate a substantial increase in sales during the remainder of the year.

      o Revenue of $Nil was recorded for engineering changes to modify our products pursuant to the Hyundai Autonet agreement for the six months ended January 31, 2005 compared to $96,079 for the six months ended January 31, 2004. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved.

      o Sales of miscellaneous products were $24,128 for the six months ended January 31, 2005 compared to $42,318 for the six months ended January 31, 2004.


Gross Margin

            Gross margin on product sales decreased to -3% for the six months ended January 31, 2005 from 13% for the six months ended January 31, 2004. The negative margin for the six months ended January 31, 2005 was due to an inventory write-down of $200,000 for slow moving aftermarket passenger car tire pressure monitoring systems. Without the inventory write-down, the gross margin would have increased to 26% for the six months ended January 31, 2005. Factors that would have resulted in higher margins if not for the inventory write-down are:

      o the product mix of systems sold in the six months ended January 31, 2005 had higher gross margins than the product mix of systems sold in the six months ended January 31, 2004;

      o the decrease in the value of the $US against the Pound Sterling increased our margins as a higher proportion of our sales during the six months ended January 31, 2005 were in Pound Sterling.

Expenses

      Expenses increased to $4,025,325 for the six months ended January 31, 2004 from $3,563,739 for the six months ended January 31, 2004, as a decrease in general and administration expenses was partially offset by increases in marketing, engineering, research and development and depreciation and amortization expenses.

      Engineering, research and development expenses increased to $997,350 for the six months ended January 31, 2005 from $746,919 for the six months ended January 31, 2004. The increase was primarily attributed to higher prototype development costs, an increase in product testing on products that we plan to release in the current fiscal year and an increase in the number of engineering employees and engineering-related wages. Wages included a non-cash expense of $30,338 related to the issuance of common stock to senior engineering employees.

      Marketing expenses increased to $907,513 for the six months ended January 31, 2005 from $861,324 for the six months ended January 31, 2004. The increase was a primarily a result of higher trade show expenses and higher marketing-related wages, which increased as a result of an increase in the number of marketing employees. Trade show expenses in the six months ended January 31, 2005 included the cost of attending the Automechanika show, which is held in Europe every two years.

      General and administrative expenses increased to $1,380,042 for the six months ended January 31, 2005 from $1,281,006 for the six months ended January 31, 2004. The increase was primarily attributed to higher administration wages and insurance costs. The major increase in administration wages was primarily due to a non-cash expense related to the issuance of common stock to senior management valued at $142,251. The increase was partially offset by lower investor relation costs and lower professional fees.

      Depreciation and amortization expense increased to $740,420 for the six months ended January 31, 2005 from $674,490 for the six months ended January 31, 2004.

      Interest and finance charges decreased to $2,575,118 for the six months ended January 31, 2005 from $1,746,053 for the six months ended January 31, 2004. The interest and finance charges for the six months ended January 31, 2005 included $2,522,346 on our debt compared to the charges for the six months ended January 31, 2004 which included $1,659,036 in interest and finance charges on our debt. Non-cash interest and finance charges for the six months ended January 31, 2005 were $2,462,652 as compared to $1,659,036 for the six months ended January 31, 3004.

Interest Income

      Interest income of $1,791 was earned for the six months ended January 31, 2005 as compared to $4,567 for the six months ended January 31, 2004 and was the result of lower average cash balances during the six months ended January 31, 2005.


Foreign exchange gain

      A foreign exchange gain of $128,989 was incurred for the six months ended January 31, 2005 as compared to a gain of $26,336 for the six months ended January 31, 2004. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.


LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

      We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since inception. As at January 31, 2005, we had an accumulated deficit of $65,506,096. Our net loss for the three months ended January 31, 2005 was $4,103,940 and for the six months ended January 31, 2005 was $6,487,840 compared to $1,905,179 for the three months ended January 31, 2004 and $5,168,322 for the six months ended January 31, 2004. As of January 31, 2005, the Company was in violation of all convertible debenture agreements as a registration statement was not filed with the Securities and Exchange Commission on the date specified in the agreements. The Company is currently in negotiations with the debenture agreements.

      The Company has received an extension on its 5% $2,500,000 convertible debenture to file a registration statement with the Securities and Exchange Commission by April 8, 2005 and has received a waiver from the debtholder for any penalties.

      Our cash position at January 31, 2005 was $247,660 as compared to $112,951 at July 31, 2004. This increase was due to the net increase from our operating, financing and investing activities as described below.

      Our net loss of $6,487,840 for our six months ended January 31, 2005 includes non-cash charges of $740,420 for depreciation and amortization, $172,588 for compensation expense, $200,000 for an inventory write-down and $2,462,652 for interest and finance charges. Decreases in non-cash working capital during this period amounted to $787,826. Non-cash working capital changes included increases in prepaid expenses, accounts receivable inventory and deferred revenue and a decrease in accounts payable and accrued liabilities.

      During the six months ended January 31, 2005, we realized aggregate gross cash proceeds of $3,928,427 as follows:

      We issued 78,867,710 shares of common stock to Cornell Capital Partners L.P. pursuant to nine draw downs totaling $2,725,000 from our $15 Million equity line of credit.

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

      We currently have $11,525,000 available to us from our equity line of credit, but only 251,071 registered shares. As such, on December 30, 2004 we filed a new registration statement to register additional shares. On January 31, 2005 we withdrew this registration statement based on comments received from the Securities and Exchange Commission. We plan to file a new registration statement to register these shares shortly.

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

      On December 15, 2004, we received gross proceeds of $2,695,000 upon the issuance of a three year $2,500,000 5% convertible debenture and five two year 5% convertible debentures aggregating $195,000. Principal under the 5% convertible debentures may be converted by the holder in whole or in part and from time to time at a conversion price equal to the lesser of:

      (i)   $0.035 or;
      (ii) an amount equal to 80% of the lowest closing bid price of our common stock, as quoted on Bloomberg, L.P., for the 5 trading days immediately preceding the conversion date, subject to adjustment as provided for in the debentures.

The outstanding principal under the convertible debentures bears interest at the rate of 5% per annum, calculated on the basis of a 360-day year. Interest on the debentures aggregating $195,000 is payable semi-annually beginning June 15, 2005 and every subsequent six month period that the principal balance remains unpaid..

All principal, and all accrued and unpaid interest, under the $2,500,000 convertible debenture is due and payable at maturity on December 15, 2007.

      We anticipate that we will require between $2.1 million and $5.0 million in financing through July 31, 2005 in order to continue in business as a going concern, the availability of which is uncertain.

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

      We plan to raise any additional capital required to meet the balance of our estimated funding requirements for the next six months, primarily through the private placement of our securities. We are presently working on a plan to meet our financial capital requirements.

FUTURE OPERATIONS

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue for the foreseeable future.

We project a requirement for a minimum of $2.1-$5.0 million to fund our debt repayment, ongoing operating expenses and working capital requirements through July 31, 2005 as follows:

Marketing                                          $   700,000      $   900,000
Engineering, research and development                  800,000        1,000,000
General and  administrative                          1,000,000        1,200,000
Capital Purchases                                       30,000          100,000
Debt repayment (1)                                          --        1,959,799
General Working Capital                               (380,000)        (159,799)
                                                   -----------      -----------
TOTAL                                              $ 2,100,000      $ 5,000,000
                                                   ===========      ===========

(1) Assumes redemption of the 8% convertible debentures, the discounted convertible debentures and $195,000 of the 5% convertible debentures plus penalties for violation of the debenture agreements.

Our working capital requirements are impacted by our inventory requirements. Therefore, any increase in sales of our products will be accompanied not only by an increase in revenues, but also by an increase in our working capital requirements. Our new products, the market acceptance of which will impact on our inventory needs and therefore will impact on our working capital requirements, include the following:

      o Our motorcycle tire pressure monitoring system (TPMS) was introduced for sale into the aftermarket in September 2002. We introduced a substantially improved second generation motorcycle tire pressure monitoring system (TPMS) in mid-February, 2004 and began delivery of this system to our distributors in May 2004. We had a recall in September and plan to re-launch a new TPMS that fits most curved rims during March 2005.

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

GOING CONCERN

As at January 31, 2005, we had an accumulated deficit of $65,506,096. Our net loss for the six months ended January 31, 2005 was $6,487,840 compared to $5,168,322 for the six months ended January 31, 2004. As of January 31, 2005, our stockholders' equity was $2,132,076 and we had working capital of $1,101,999.

We require additional financing to fund our operations. During the six months ended January 31 2005, we used $3,700,006 cash in operating activities and $25,510 to purchase capital assets. Accordingly, during the six months ended January 31, 2005, we raised gross cash proceeds of $2,695,000 form the issuance of convertible debentures, $2,725,000 from draw downs on our equity line of credit, $525,000 from the issuance of promissory notes and $546,788 from the exercise of warrants. In addition, during February 2005, we raised gross proceeds of $350,000 from the issuance of a promissory note.

Although we successfully registered the $15.0 million standby equity distribution agreement, which, as discussed elsewhere in this annual report, we only have 251,070 registered shares remaining under the agreement and there can be no assurance that we will be able to register additional shares. Our consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, our consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

REVENUE RECOGNITION

We recognize revenue when there is persuasive evidence of an arrangement, goods are shipped and title passes, collection is probable, and the fee is fixed or determinable. Customer acceptance is used as the criterion for revenue recognition when the product sold does not have an established sales history to allow management to reasonably estimate returns and future provisions. Provisions are established for estimated product returns and warranty costs at the time the revenue is recognized. We record deferred revenue when cash is received in advance of the revenue recognition criteria being met. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved. Engineering services revenue for the six months ended January 31, 2005 were $nil (six months ended January 31, 2004 - $96,079).

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

ITEM 3. CONTROLS AND PROCEDURES

      As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being January 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following changes in our securities occurred during the three months ended January 31, 2005:

By conversion notice dated January 20, 2005, a holder of discounted convertible debentures elected to convert $63,000 of outstanding under the convertible debentures. In response, we issued 2,250,000 shares of our common stock to the debenture holder pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended.

On January 19, 2005, we issued 5,752,945 shares of our common stock to certain members of management as compensation for services performed.

By conversion notice dated January 3, 2005, a holder of 8% convertible debentures elected to convert $30,000 of principal and $3,573 in accrued interest outstanding under the convertible debentures. In response, we issued 1,200,337 shares of our common stock to the debenture holder pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended.

On December 15, 2004, we closed on a transaction pursuant to which we entered into a Subscription Agreement with several accredited investors in which the investors agreed to lend a principal amount of $195,000 to us in exchange for our 5% convertible debentures. We issued the convertible debentures to the investors pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the "Act"), and/or Section 4(2) of the Act.

On December 15, 2004 we entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P., an accredited investor, in which the investor agreed to lend a principal amount of $2,500,000 to us in exchange for our 5% convertible debenture. We issued the convertible debenture to the investor pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the "Act"), and/or Section 4(2) of the Act.

By conversion notice dated December 2, 2004, a holder of 8% convertible debentures elected to convert $30,000 of principal and $3,359 in accrued interest outstanding under the convertible debentures. In response, we issued 1,188,095 shares of our common stock to the debenture holder pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During August 2004, we defaulted on payments to holders of our discounted convertible debentures. As disclosed in our 8-K's filed between September 13 and October 1, 2004, in response to the default, certain debenture holders filed legal actions against the Company. On September 24, 2004, the Company and holders of the discounted convertible debentures signed an agreement which provided for: withdrawal of legal action; an immediate exercise of 18,226,274 warrants at $0.03 for gross proceeds of $546,788; conversion of $734,389 of debentures into 24,479,630 common shares; a lock-up provision that establishes a daily limit on the number of shares that can be traded by the debenture holders.

As of January 31, 2005, the Company was in violation of all convertible debenture agreements as a registration statement was not filed with the Securities and Exchange Commission on the date specified in the agreements.

The Company has received an extension on its 5% $2,500,000 convertible debenture to file a registration statement with the Securities and Exchange Commission by April 8, 2005 and has received a waiver from the debtholder for any penalties.

For the remaining balance of convertible debentures, the Company has accreted interest and penalties to adjust the debt to its redemption value of $2,312,759. The Company is currently in negotiations with the debenture holders to address the violations of their debenture agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual and special meeting of our shareholders was held in Vancouver, Canada on December 10, 2004. A total of 158 shareholders attended the annual and special meeting in person or by proxy, representing a total of 176,021,559 (or 81.03%) of the 217,224,375 shares of our common stock issued and outstanding as at the close of business October 22, 2004, the record date for the meeting.

      The following proposals were adopted by our shareholders by ordinary resolution: (1) to appoint KPMG LLP, Chartered Accountants, of Vancouver, British Columbia, as the auditor of our company to hold office for the ensuing year; (2) to authorize our Board of Directors to fix the remuneration to be paid to the auditor; (3) to set the number of our directors, between the minimum and maximum number of directors prescribed by our company's articles of continuance, at five; (4) to elect WILLIAM CRONIN, MARTIN GANNON, JOHNNY CHRISTIANSEN, ROBERT RUDMAN and AL KOZAK as directors of our company, to hold office until the next annual meeting of shareholders, or until their successors are appointed; and (5) to approve an additional formal stock incentive plan providing for the granting of stock-based incentives to those eligible employees, directors, officers and consultants of our company, or of any of our subsidiaries, who are resident in the United States and/or subject to taxation in the United States, provided that a maximum of 3,000,000 shares of common stock of our company shall be issuable pursuant to all awards granted under the plan.

      In addition, the following proposal was adopted by our shareholders by special resolution: (1) to amend our company's restated articles of continuance to increase the authorized number of common shares of our company from 300,000,000 common shares without par value to an unlimited number of common shares without par value

      Of the 176,021,559 shares represented at the meeting, 1,200 shares were held by shareholders attending in person, and 176,020,359 shares were held by shareholders attending by proxy. The number of shares cast by way of proxy for, against and withheld, as well as the number of abstentions and broker non-votes as to each of these matters are as follows:

                                                                                        BROKER
       PROPOSAL          SHARES FOR    SHARES AGAINST   WITHHELD    ABSTENTIONS        NON-VOTES

       Ordinary Resolutions:
1.     To appoint KPMG   168,614,979     1,815,875       708,816     4,580,689             0
       LLP as auditor
2.     To authorize      166,673,671     3,635,165       830,834     4,580,689             0
       the directors
       to fix auditor
       remuneration
3.     To set the        165,959,660     4,498,252       681,758     4,580,689             0
       number of
       directors at
       five
4.     To elect the
       following
       directors:
a.     Robert Rudman     167,912,366             0     3,152,304     4,655,689             0
b.     Al Kozak          168,520,201             0     2,544,469     4,655,689             0
c.     Martin Gannon     168,599,881             0     2,539,789     4,580,689             0
d.     Johnny            168,606,940             0     2,532,730     4,580,689             0
       Christiansen
e.     William Cronin    168,599,881             0     2,539,789     4,580,689             0
5.     To approve the     32,006,590     8,626,518       923,524   134,163,727             0
       2004 stock
       incentive plan
       for United
       States residents
Special Resolutions:
6.     To restate our    155,403,959    15,513,250       222,461     4,580,689             0
       company's
       articles of
       incorporation
       to increase the
       authorized
       number of
       common shares

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
Number Description


10.1 Promissory note dated as of November 16, 2004 with Cornell Capital Partners, LP (1)

10.2 Promissory note dated as of November 30, 2004 with Cornell Capital Partners, LP (1)

10.3 Form of Subscription Agreement and Prospective Purchaser Questionnaire of SmarTire Systems Inc. (2)

10.4  Form of 5% Convertible Debenture SmarTire Systems Inc. (2)

10.5  Form of Redemption Warrant of SmarTire Systems Inc.(2)

10.6 Securities Purchase Agreement dated December 15, 2004 by and between SmarTire Systems, Inc. and Cornell Capital Partners, L.P. (2)

10.7 Registration Rights Agreement dated December 15, 2004 by and between SmarTire Systems, Inc. and Cornell Capital Partners, L.P. (2)

10.8  Form of 5% Convertible Debenture SmarTire Systems, Inc. (2)

10.9  Form of Common Stock Purchase Warrant of SmarTire Systems, Inc. (2)

10.10 2004 Non-US US Stock Incentive Plan of SmarTire Systems, Inc. (2)

31.1  Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

31.2  Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

32.1  Certification  pursuant to18 U.S.C.  section 1350, as adopted  pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

32.2  Certification  pursuant to18 U.S.C.  section 1350, as adopted  pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

**    Filed herewith.

(1) Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities and Exchange Commission on December 14, 2004.

(2) Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on December 21, 2004.

(b)   Reports on form 8-K.

On November 1, 2004 we filed a Current Report on Form 8-K relating to our financial results for the year ended July 31, 2004.

On December 14, 2004 we filed a Current Report on Form 8-K relating to our financial results for the three months ended October 31, 2004.

On December 21, 2004 we filed a Current Report on Form 8-K relating to the issuance of 5% convertible debentures, the adoption of our non-US Stock option plan and amendment to our articles of incorporation.

On February 9, 2005 we filed a Current Report on Form 8-K relating to amendment agreements relating to certain management agreements and directors' compensation on termination agreements.


                                   SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTIRE SYSTEMS INC.

/s/ Robert Rudman
---------------------------
Robert V. Rudman
Director, President and Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date: March 17 , 2005


/s/ Jeff Finkelstein
---------------------------
Jeff Finkelstein
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date: March 17, 2005

            Consolidated Financial Statements
            (Expressed in United States dollars)
            in accordance with United States Generally Accepted Accounting Principles

            SMARTIRE SYSTEMS INC.

            Periods ended January 31, 2005 and 2004

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
================================================================================

                                                                       January 31, 2005   July 31,
                                                                         (Unaudited)        2004
                                                                         -----------        ----
Assets

Current assets:
     Cash and cash equivalents                                        $    247,660    $    112,951
     Receivables, net of allowance for doubtful accounts
        of nil (2004 - nil)                                                273,252         259,508
     Inventory                                                           3,425,855       3,245,807
     Prepaid expenses                                                      269,809         189,477
                                                                      ------------    ------------
                                                                         4,216,576       3,807,743

Capital assets                                                             789,547         824,616

Deferred financing costs                                                   383,692         157,020

Other assets (note 5)                                                    1,678,872       2,147,749
                                                                      ------------    ------------
                                                                      $  7,068,687    $  6,937,128
                                                                      ============    ============
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                         $    790,591    $  1,293,251
     Deferred revenue                                                       11,227          10,830
     Promissory notes payable (note 6)                                          --       1,500,000
     Current portion of convertible debentures                           2,312,759         271,257
                                                                      ------------    ------------
                                                                         3,114,577       3,075,338

Convertible debentures, net of equity portion of $677,966 (July 31,      1,822,034         395,574
2004 - $1,955,356) (note 7)

Stockholders' equity:
     Share capital (note 8):
        Preferred shares, par value $1,000 Cdn per share:
           100,000 shares authorized
           Issued and outstanding; none
        Common shares, without par value:
           unlimited shares authorized
           235,115,752 shares issued and outstanding at
           January 31, 2005 (July 31, 2004 -103,130,761)                63,821,331      58,368,020
     Additional paid-in capital                                          3,815,933       4,417,323
     Deficit                                                           (65,506,096)    (59,018,256)
     Accumulated other comprehensive income (loss)                             908        (300,871)
                                                                      ------------    ------------
                                                                         2,132,076       3,466,216
                                                                      ------------    ------------
                                                                      $  7,068,687    $  6,937,128
                                                                      ============    ============

Going concern (note 3)
Subsequent events (note 11)
See accompanying notes to consolidated financial statements.

Approved on behalf of the Board

/s/Robert V. Rudman  Director           /s/Bill Cronin  Director
-------------------                     --------------
Robert V. Rudman                        Bill Cronin

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally Accepted Accounting Principles) (Unaudited)
================================================================================

                                                    Three Months Ended                 Six Months Ended
                                                January 31,      January 31,     January 31,      January 31,
                                                   2005             2004            2005             2004
                                                   ----             ----            ----             ----

Revenue                                    $     390,909    $     430,191    $     692,078    $     857,717

Cost of goods sold (including
   January 31, 2005 inventory
   write-down of $200,000)                       489,819          376,746          710,255          747,150
                                           -------------    -------------    -------------    -------------

                                                 (98,910)          53,445          (18,177)         110,567
                                           -------------    -------------    -------------    -------------
Expenses:
     Depreciation and amortization               380,283          359,538          740,420          674,490
        Engineering, research and                495,665          360,353          997,350          746,919
         development
     General and administrative                  800,911          571,159        1,380,042        1,281,006
     Marketing                                   410,726          418,363          907,513          861,324
                                           -------------    -------------    -------------    -------------
                                               2,087,585        1,709,413        4,025,325        3,563,739
                                           -------------    -------------    -------------    -------------

Loss from operations                          (2,186,495)      (1,655,968)      (4,043,502)      (3,453,172)

Other earnings (expenses):
     Interest income                               1,307            1,827            1,791            4,567
       Net interest and financing             (1,990,097)        (315,609)      (2,575,118)      (1,746,053)
         expenses
     Foreign exchange gain                        71,345           64,571          128,989           26,336
                                           -------------    -------------    -------------    -------------
                                              (1,917,445)        (249,211)      (2,444,338)      (1,715,150)
                                           -------------    -------------    -------------    -------------
Loss for the period                           (4,103,940)      (1,905,179)      (6,487,840)      (5,168,322)
                                           =============    =============    =============    =============
Basic and diluted loss per share           $       (0.02)   $       (0.02)   $       (0.03)   $       (0.08)

Weighted average number of
common shares used in the computation of
basic and diluted loss per share             226,846,422       76,501,711      189,875,936       67,843,796
                                           =============    =============    =============    =============

                                                                               2

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Loss (Expressed in United States dollars)
Prepared in accordance with U. S. generally accepted accounting principles
Six months ended January 31, 2005 (unaudited) and year ended July 31, 2004 (audited)
================================================================================

                                                                                          Accumulated
                                                            Additional                      other                     Comprehensive
                                       Common shares         paid-in                     comprehensive   Stockholders'      income
                                    Shares     Amount ($)   capital ($)    Deficit ($)      loss ($)       equity ($)     (loss) ($)
                                 -----------   ----------   -----------    -----------    -----------     ----------    -----------
Balance at July 31, 2003          55,039,065   48,204,995     6,681,893    (48,031,230)      (568,354)     6,287,304     (9,505,692)
                                 ===================================================================================================

Exercise of stock options
  for cash                            79,400       15,880            --             --             --         15,880             --
Intrinsic value of beneficial
  conversion feature of
  convertible debentures plus
  fair value of warrants issued           --           --     2,457,023             --             --      2,457,023             --
Conversion of convertible
  debentures and accrued
  interest to common shares
  allocated pro-rata between
  additional paid-in-capital
  and common shares, net of
  issuance  costs of $156,133     20,882,076    5,344,961    (2,788,277)            --             --      2,556,684             --
Exercise of warrants for cash,
  net of issuance costs
  of $78,370                      12,463,231    3,702,985    (1,601,970)            --             --      2,101,015             --
Issuance of shares and
  warrants as fees for
  services received                  200,000       34,800        63,375             --             --         98,175             --
Fair value of agent's
  warrants issued on private
  placement of convertible
  debentures                              --           --        15,699             --             --         15,699             --
Issuance of shares as fees
  on equity line of credit         3,605,769      375,000      (375,000)            --             --             --             --
Cash cost incurred for
  equity line                             --           --       (35,420)            --             --        (35,420)            --
Shares issued upon draw
  downs on equity line of
  credit, net of issuance
  cost of $60,601                 10,861,220      689,399            --             --             --        689,399
Loss for the period                       --           --            --    (10,987,026)            --    (10,987,026)   (10,987,026)
Translation adjustment                    --           --            --             --        267,483        267,483        267,483
                                ---------------------------------------------------------------------------------------------------
Balance at July 31, 2004         103,130,761   58,368,020     4,417,323    (59,018,256)      (300,871)     3,466,216    (10,719,543)
                                ===================================================================================================
Conversion of convertible
  debentures and accrued
  interest to common
  shares allocated pro-rata
  between additional
  paid-in-capital and common
  shares, net of issuance
  costs of $393,422 (note 7)      29,118,062    1,257,742      (393,422)            --             --        864,320             --

Intrinsic value of beneficial
  conversion feature of
  convertible debentures
  (note 7)                                --           --        730,847            --             --        730,847
Exercise of warrants for
  cash, net of issuance
  costs of $46,872 (note 8(a))    18,226,274    1,517,215    (1,017,299)            --             --        499,916             --
Shares issued upon draw
  downs on equity line, net
  of issuance cost of
  $219,234 (note 8)               78,887,710    2,505,766        78,484             --             --      2,584,250             --
Shares issued as compensation
  for services (note 8)            5,752,945      172,588            --             --             --        172,588             --
Loss for the period                       --           --            --     (6,487,840)            --     (6,487,840)    (6,487,840)
Translation adjustment                    --           --            --             --        301,779        301,779        301,779
                                ---------------------------------------------------------------------------------------------------
Balance at January 31, 2005      235,115,752   63,821,331     3,815,933    (65,506,096)           908      2,132,076     (6,186,061)
                                ===================================================================================================

See accompanying notes to consolidated financial statements.
                                                                               3

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Six months ended January 31, 2005 and 2004
================================================================================

                                                                        2005             2004
                                                                        ----             ----
Cash provided by (used for):

Operating activities:
        Loss for the period                                          $(6,487,840)   $(5,168,322)
        Items not affecting cash:
             Depreciation and amortization                               740,420        674,490
             Compensation expense                                        172,588             --
             Non-cash interest, penalties and finance charges          2,462,652      1,659,036
             Inventory write-down                                        200,000             --
             Issuance of shares and warrants for services received            --         82,838
        Change in non-cash working capital:
             Receivables                                                  (2,055)       (76,354)
             Deferred revenue                                                 --            712
             Inventory                                                  (136,839)    (1,755,435)
             Prepaid expenses                                            (66,314)       (46,430)
             Accounts payable and accrued liabilities                   (582,618)        (2,338)
                                                                     -----------    -----------

        Net cash used in operating activities                         (3,700,006)    (4,631,803)

Investing activities:
        Purchase of capital assets                                       (25,510)      (235,481)
                                                                     -----------    -----------

        Net cash used in investing activities                            (25,510)      (235,481)

Financing activities:
        Cash received on exercise of stock options                            --         15,880
        Cash received on exercise of warrants (note 8 (a))               546,788      2,007,385
        Proceeds from equity line of credit (note 8 (a))               2,725,000             --
        Proceeds from promissory notes (note 6)                          525,000             --
        Proceeds from convertible debentures (note 7 (a))              2,695,000      2,725,000
        Financing costs                                                 (515,478)      (409,796)
        Repayment of promissory notes (note 6)                        (2,025,000)            --
                                                                     -----------    -----------

        Net cash provided by financing activities                      3,951,310      4,338,469

Effect of exchange rate differences on cash
        and cash equivalents                                             (91,085)        52,311
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents                     134,709       (476,504)

Cash and cash equivalents, beginning of period                           112,951      1,843,694
                                                                     -----------    -----------
Cash and cash equivalents, end of period                             $   247,660    $ 1,367,190
                                                                     ===========    ===========

Supplementary information:
        Interest and finance charges paid                            $    96,330    $    75,998
Non-cash investing and financing activities:
        Conversion of convertible debentures to common shares            857,388      1,556,303
        Fair value of agents warrants issued in conjunction with
          private placements                                                  --         15,699
        Shares issued for services                                       172,588             --
                                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Six months ended January 31, 2005 and 2004
================================================================================

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

3.    Going concern

      The Company requires additional financing to fund its operations. The Company has incurred recurring operating losses and has a deficit of $65,506,096 and working capital of $1,101,999 as at January 31, 2005. During the six months ended January 31, 2005, the Company used cash of $3,725,516 in operating and investing activities.

      The Company is pursuing various alternatives to meet its immediate and long-term financial requirements. During the six months ended January 31, 2005, the Company realized net cash proceeds of $3,951,310 from financing activities to fund its operations. The Company also has an undrawn equity line of credit of $11,525,000 as at January 31, 2005 to fund future operations. There can be no assurance that the Company can draw down amounts under the equity line of credit when required and that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Six months ended January 31, 2005 and 2004
================================================================================

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

                                          Three Months Ended            Six Months Ended
                                      January 31,     January 31,   January 31,    January 31,
                                         2005           2004           2005           2004
                                         ----           ----           ----           ----
Net loss:
As reported                         $(4,103,940)   $(1,905,179)   $(6,487,840)   $(5,168,322)
  Stock-based compensation
  expense (recovery)
      recognized using intrinsic
      value method                           --       (120,882)            --             --
Stock-based compensation
expense
      determined under fair
      value based method for
      all awards                     (1,076,635)      (136,376)    (1,083,012)    (1,375,973)
                                    -----------    -----------    -----------    -----------

Pro forma                           $(5,180,575)   $(2,162,437)   $(7,570,852)   $(6,544,295)
                                    ===========    ===========    ===========    ===========
Basic and diluted loss per share:
    As reported                           (0.02)         (0.02)         (0.03)         (0.08)
    Pro forma                             (0.02)         (0.03)         (0.04)         (0.10)
                                    ===========    ===========    ===========    ===========

The Company recognizes compensation expense on a straight-line basis over the vesting period beginning on the date the stock option is granted.

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions.

                                           January 31,    January 31,
                                               2005          2004
                                               ----          ----
Expected dividend yield                         0%            0%
Expected stock price volatility               143%          135%
Risk-free interest rate                      3.66%         4.16%
Expected life of options and warrants      5 Years       5 Years
                                           =======       =======

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Six months ended January 31, 2005 and 2004
================================================================================

4.    Stock-based  compensation  (continued):

      Weighted-average fair values of options granted during the period are as follows:

                                                       January 31,  January 31,
                                                          2005         2004
                                                          ----         ----
Options whose exercise price at date of grant:
Equals the market price of stock                        $   0.03   $     --
Exceeds the market price of stock                             --       0.16
Is less than the market price of stock                        --         --
                                                        ========   ========

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


5.    Other assets:


      The rights are being amortized over five years on a straight-line basis.

                                              Accumulated     Net book
January 31, 2005                      Cost     amortization      Value
----------------                      ----     ------------      -----
OEM - most medium and heavy duty
            trucks                 $1,737,500   $1,363,445   $  374,055
OEM - all other vehicles            3,300,000    1,995,183    1,304,817
                                   ----------   ---------    ----------
                                   $5,037,500   $3,358,628   $1,678,872
                                   ==========   ==========   ==========


      Management believes that the net book value of its other assets of $1,678,872 as at January 31, 2005 is recoverable based on expectations of future cash flows from the Company's future sales of tire monitoring systems. Management's belief is based on an undiscounted cash flow analysis of management's current best estimate of projected annual sales to the passenger vehicle and light truck OEM market plus management's projected sales to the heavy truck OEM market.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Six months ended January 31, 2005 and 2004
================================================================================

6.    Promissory notes:

      (a) On November 16, 2004, the Company received gross proceeds of $250,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. There were no fees on the note. The note bears interest at a rate of 12% per annum and was repayable on December 15, 2004.

      (b) On November 30, 2004, the Company received gross proceeds of $275,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. The note bears interest at a rate of 12% per annum and was repayable on December 30, 2004. As a commitment fee, the holder of the note received $27,500.

      (c) During the six months ended January 31, 2005, the Company repaid $2,025,000 of principal and $61,462 in interest on its promissory notes.

7.    Convertible debentures:

                                                        Redemption                       Balance to
                                                          value             Debt        be accreted
                                                         of debt         component     to operations
                                                         -------         ---------     -------------
Balance as at July 31, 2003                           $ 1,966,667      $         3      $ 1,966,664

     Issuance of 11% discounted convertible
     debenture with cash finance cost of $264,894
     and discount of $768,590                           3,493,590        1,036,567        2,457,023

     Accretion of deemed debt discount to
     interest expense                                          --        3,236,921       (3,236,921)

     Discount in convertible debentures                        --         (768,590)         768,590

     Conversion of 7%, 8% and $840,681 of
     discounted convertible debentures to common
     shares                                            (2,532,355)      (2,532,355)              --

     Cash payment on discounted convertible
     debentures                                          (305,715)        (305,715)              --
                                                      -----------      -----------      -----------
Balance as at July 31, 2004                             2,622,187          666,831        1,955,356

     Issuance of 5% convertible debenture with
     cash finance cost of $ 323,239 (note a)            2,695,000        1,964,153          730,847

     Accretion of deemed debt to interest expense
     (c)                                                       --        2,008,237       (2,008,237)
     Penalties accrued for default on convertible
     debentures (c)                                       352,960          352,960               --

     Conversion of $60,000 of 8% and 797,388
     discounted convertible debentures to common
     shares (note b)                                     (857,388)        (857,388)              --
                                                      -----------      -----------      -----------
Balance as at January 31, 2005 (note c)                 4,812,759        4,134,793          677,966

Less: Current portion of convertible debentures         2,312,759        2,312,759               --
                                                      -----------      -----------      -----------
                                                      $ 2,500,000      $ 1,822,034      $   677,966
                                                      ===========      ===========      ===========

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Six months ended January 31, 2005 and 2004
================================================================================

7.    Convertible debentures (continued):

      (a) On December 15, 2004, the Company closed two private placement of 5% convertible debentures for gross proceeds of $2,695,000 and net cash proceeds of $2,394,644. Advisors to the transactions received cash commissions of $279,250. Additional expenses related to these offerings were $21,106. The financing cost is recorded as deferred financing cost and is amortized over the lesser of the life of the convertible debentures or the date of redemption or conversion into common shares.

            Principal under convertible debentures may be converted by the holder in whole or in part and from time to time at a conversion price equal to the lesser of (a) $0.035 or (b) an amount equal to 80% of the lowest closing bid price of our common stock, as quoted on Bloomberg, L.P., for the 5 trading days immediately preceding the conversion date, subject to adjustment as provided for in the debentures.

            Upon providing 3 business days advance written notice to holders, during which time the holder may elect to convert up to all of their convertible debentures, the Company may redeem the convertible debentures, in whole or in part, at 120% of the face value of each convertible debenture and the investor shall receive 50,000 redemption warrants for every $100,000 redeemed (the "Redemption Warrants"). The Redemption Warrants, if issued, are exercisable at 120% of the closing bid price on our common stock as reported by Bloomberg, L.P. for the trading day immediately preceding the Closing Date. The Redemption Warrants will be exercisable until 2 years from the date of issuance.

            Principal and accrued and unpaid interest under the $2,500,000 convertible debenture is due and payable at maturity on December 15, 2007. At the Company's option, the entire principal amount and accrued interest shall be either paid to the holder on maturity date or converted into common stock based on the terms described above.

            Interest  on  the   remaining   outstanding   principal   under  the
            convertible debentures that aggregate $195,000 is payable semi-annually beginning June 15, 2005 and every subsequent six month period that the principal balance remains unpaid. The maturity date for these convertible debentures is December 15, 2006.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Six months ended January 31, 2005 and 2004
================================================================================

7.    Convertible debentures (continued):

      (b) During August 2004, the Company defaulted on payments to holders of its discounted convertible debentures. In response to the default, certain debenture holders filed legal actions against the Company. On September 24, 2004, the Company and holders of the discounted convertible debentures signed an agreement which provided for: withdrawal of legal action; an immediate exercise of 18,226,274 warrants at $0.03 for gross proceeds to the Company of $546,788; conversion of $734,388 of discounted debentures into 24,479,630 common shares; a lock-up provision that establishes a daily limit on the number of shares that can be traded by the debenture holders. The conversion of the convertible debentures into common shares resulted in interest accretion of $374,895 and was charged to the statement of operations as net interest and financing expenses.

            In addition, the holders of discounted debentures and 8% convertible debentures converted $123,000 of convertible debentures to common shares.

      (c) At January 31, 2005, $215,000 of the 8% convertible debentures issued on July 17, 2003 and $1,549,799 of the convertible debentures issued at a 22% original discount from the face principal amount on December 24, 2004 were outstanding. Principal of $2,695,000 of the 5% convertible debentures as described in note (a) above is also outstanding.

            At January 31, 2005, the Company was in violation of all convertible debenture agreements as a registration statement was not filed with the Securities and Exchange Commission on the date specified in the agreements. The Company has received an extension on its 5% $2,500,000 debenture to file a registration statement with the Securities and Exchange Commission by April 8, 2005 and has received a waiver form the debtholder for any penalties. For the remaining balance of convertible debentures the Company has accreted interest and accrued penalties to adjust the debt to its redemption value of $2,312,759. The Company is currently in negotiations with the debenture holders to address the violations of their debenture agreements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Six months ended January 31, 2005 and 2004
================================================================================

8.    Share capital

      (a)   During the six months ended January 31, 2005,  the Company  realized
            gross  cash  proceeds  of  $3,271,788   and  net  cash  proceeds  of
            $3,084,166 as follows:

            (i) The Company issued 78,887,710 shares at effective prices ranging from $0.028 to $0.05 per share pursuant to the Standby Equity Distribution Agreement for gross proceeds of $2,725,000 and net proceeds of $2,584,250. In addition, $78,484 was reclassified from additional paid-in capital to share financing expense to record the proportionate share of costs on the equity line against the gross amount of draw downs. The issuance of these shares reduced the set price that the holders of the convertible debentures can convert the convertible debentures into common stock and the exercise price of 14,612,907 warrants outstanding to $0.028. In addition the Company has $11,525,000 that has not been drawn down under its standby Equity Distribution Agreement and has 251,070 registered shares remaining that can be drawn down against the equity line. The Company filed a new registration statement to register additional shares on December 30, 2004, but withdrew the registration statement on January 28, 2005. The Company plans to refile a new registration statement.

            (ii) As described in note 7, on September 24, 2004, the holders of the discounted convertible debentures exercised 18,226,274 warrants at $0.03 for gross proceeds of $546,788, and net proceeds of $499,916. The fair value of these warrants of $1,017,299 initially recorded as additional paid-in-capital is reclassified to share capital on exercise of warrants.

      (b) On January 19, 2005 the Company issued 5,752,945 shares of common stock to certain members of senior management of the Company for services rendered. The fair value of the shares at the date of issuance was $0.03 per share of $172,588.

      (c)   A summary  of stock  option  transactions  and  balances  during the
            period     ended     January     31,    2005    is    as    follows:

                                                    Weighted
                                                    average
                                 Options            exercise
                               Outstanding           price
                               -----------           -----
Balance at July 31, 2004        8,469,800         $     0.63

      Options granted          39,920,000               0.03
      Options exercised                --                 --
      Options forfeited          (211,900)              2.55
                               ----------         ----------
Balance at January 31, 2005    48,177,900         $     0.12
                               ==========         ==========

All options outstanding as at January 31, 2005 are fully vested.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Six months ended January 31, 2005 and 2004
================================================================================

8.    Share capital (continued):

      (d) As at January 31, 2005, warrants outstanding were exercisable for 19,210,311 (July 31, 2004-37,483,485) common shares of the Company.
            The warrants entitle the holders to purchase common shares of the Company at prices ranging from $.028 to $2.80 per share that expire on various dates until June 30, 2009.

9.    Related party transactions:


      During the six months ended January 31, 2005, the Company incurred expenses of $60,000 (2003 - $nil) for a research report to a company in which a director of the Company has significant influence.

10.   Segmented information:

      The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

Revenue from external customers
-------------------------------

                       Three months ended        Six months ended
                    January 31,  January 31,  January 31,  January 31,
                       2005         2004        2005          2004
                       ----         ----        ----          ----
 United Kingdom     $191,254     $ 63,896     $349,693     $122,285
 United States       139,187      176,373      252,542      258,536
 Korea                24,089       33,469       26,206       92,269
 China                15,998      123,866       15,998      312,389
 Other                20,381       32,587       47,639       72,238
                    --------     --------     --------     --------

                    $390,909     $430,191     $692,078     $857,717
                    ========     ========     ========     ========


As at January 31, 2005, 50% (July 31, 2004-53%) of the Company's fixed assets were in Canada, 18% (July 31, 2004 - 17%) were in Europe and 32% were in Korea (July 31, 2004 - 30%).

Major customers, representing 10% or more of total sales, include:
------------------------------------------------------------------

                       Three months ended        Six months ended
                    January 31,  January 31,  January 31,  January 31,
                       2005         2004        2005          2004
                       ----         ----        ----          ----
Customer A          $154,925     $ 52,624     $289,352     $ 79,473
Customer B            55,735          250      108,563       12,889
Customer C            24,089       33,414       26,202       92,269
Customer D            15,998      105,471       15,998      282,457
                    ========     ========     ========     ========

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Six months ended January 31, 2005 and 2004
================================================================================

11.   Subsequent events:

      (a) On February 1, 2005, the Company defaulted on its monthly payment to holders of its discounted convertible debentures. The Company was also in violation of one of the terms of the agreement on January 31, 2005 as described in note 7 (c). The carrying value has been accreted to the redemption value of the discounted convertible debentures and has been recorded as a current liability. The Company is currently negotiating with the debenture holders to amend the terms of their debentures.

      (b) On February 9, 2005, the Company received gross proceeds of $350,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. The note bears interest at a rate of 10% per annum and is repayable on March 16, 2005. As a commitment fee, the holder of the note received $35,000. On March 16, 2005, the Company received an extension to March 31, 2005 to repay the note.

      (c) On March 16, 2005, the Company received a waiver on its $2,500,000 convertible debenture which extended the date the Company had to file a registration statement to April 8, 2005.

12.   Differences   between  Canadian  and  United  States  Generally   Accepted
      Accounting Principles and Practices

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Six months ended January 31, 2005 and 2004
================================================================================

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

                                            Three Months Ended                Six Months Ended
                                        January 31,      January 31,     January 31,      January 31,
                                           2005             2004            2005             2004
                                           ----             ----            ----             ----
Net loss:
     As reported                      $(4,898,266)     $(1,707,851)     $(6,870,276)     $(4,723,216)

       Stock-based compensation
        expense included in
        reported net loss               1,074,986           83,077        1,084,774        1,117,694

     Stock-based compensation
        expense determined under
         fair value based method
         for all awards                (1,076,635)        (122,682)      (1,083,012)      (1,345,981)
                                      -----------      -----------      -----------      -----------
Pro forma                             $(4,899,915)     $(1,747,456)     $(6,868,514)     $(4,951,503)
                                      ===========      ===========      ===========      ===========
Basic and diluted loss per share:
    As reported                             (0.02)           (0.02)           (0.03)           (0.07)
    Pro forma                               (0.02)           (0.02)           (0.04)           (0.07)
                                      -----------      -----------      -----------      -----------


SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Six months ended January 31, 2005 and 2004
================================================================================

12. Differences between Canadian and United States Accounting Principles and Practices (continued)

      (c) Under U.S. GAAP, the proceeds from the issuance of convertible debentures with detachable warrants are allocated to the fair value of warrants issued and intrinsic value of beneficial conversion feature. The remaining proceeds are allocated to debt which is being accreted to the redemption value of the convertible debentures over the maturity period. On the date of conversion of debt to equity, the difference between the carrying amount and redemption amount is charged to statement of operations as interest expense.

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

      (d) Under U.S. GAAP, the discount on convertible debt is netted against the value of debenture, and debt issuance cost is recorded as deferred financing cost and is amortized over the maturity period. Under Canadian GAAP, the discount is recorded as deferred financing cost and is being amortized over the maturity period, as the value allocated to debt is only a $1. Debt issuance cost is charged to equity.

                                         January 31, 2005                July 31, 2004
Consolidated balance sheets         Canadian GAAP      US GAAP   Canadian GAAP       US GAAP
---------------------------         -------------      -------   -------------       -------
Current assets                        $4,216,576     $4,216,576     $3,807,743     $3,807,743

Capital assets                           789,547        789,547        824,616        824,616

Deferred financing costs (d)                  --        383,692        443,016        157,020

Other assets                           1,678,872      1,678,872      2,147,749      2,147,749

Current liabilities (c)                3,114,577      3,114,577      2,804,081      3,075,338

Long term convertible debentures (c)          --      1,822,034              1        395,574

Stockholders' equity                   3,570,418      2,132,076      4,419,042      3,466,216
                                      ----------     ----------     ----------     ----------

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)
Six months ended January 31, 2005 and 2004
================================================================================

12.   Canadian accounting principles (continued):

                                                                 Three Months Ended                   Six Months Ended
Consolidated statement of operations and deficit           January 31,       January 31,       January 31,       January 31,
                                                              2005              2004              2005               2004
                                                              ----              ----              ----               ----
Net loss in accordance with U.S. GAAP                    $ (4,103,940)     $ (1,905,179)     $ (6,487,840)     $ (5,168,322)

      Effects of differences in accounting for:

        Stock based compensation expense                           --          (120,882)               --                --
         under U.S. GAAP (b)

        Stock based compensation (expense) recovery        (1,074,986)           83,077        (1,084,774)       (1,117,694)
        under Canadian GAAP (b)

        Interest accretion and amortization of              1,529,505           300,043         2,081,921         1,627,710
        debenture finance costs recorded
        under US  GAAP (c) (d)

        Interest accretion and amortization of
        debenture finance cost under Canadian GAAP (d)     (1,248,845)          (64,910)       (1,379,583)          (64,910)
                                                         ------------      ------------      ------------      ------------

Net loss in accordance with Canadian GAAP                  (4,898,266)       (1,707,851)       (6,870,276)       (4,723,216)

Beginning deficit in accordance with                      (54,337,248)      (44,778,177)      (51,971,332)      (41,762,812)
     Canadian GAAP

        Interest on convertible debentures and               (299,314)               --          (693,220)               --
        amortization of financing charges (d)

Ending deficit in accordance with Canadian               $(59,534,828)     $(46,486,028)     $(59,534,828)     $(46,486,028)
      GAAP                                               ============      ============      ============      ============

 Basic and diluted loss per share                               (0.02)            (0.02)            (0.04)            (0.07)
       (in accordance with Canadian GAAP)

13.   Comparative figures:

      Certain figures have been reclassified to conform to the financial statement presentation adopted for the current year.