Form 10QSB
period 2005-04-30
SMARTIRE SYSTEMS INC
filed 2005-06-14
CIK 1057293

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

(Mark One)
|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2005.

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from     to

                         Commission file number 0-29248

                             -----------------------

                              SMARTIRE SYSTEMS INC.
                 (Name of small business issuer in its charter)

                             -----------------------

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

                                  604-276-9884
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      The number of shares outstanding of our company's common stock at May 31, 2005 was 273,475,836

Transitional Small Business Disclosure Format (check one): |_| Yes |X| No

================================================================================

                                      INDEX

PART I. FINANCIAL INFORMATION

         ITEM 1.      FINANCIAL STATEMENTS

                      CONSOLIDATED BALANCE SHEETS -
                      APRIL 30, 2005 (UNAUDITED) AND JULY 31, 2004

                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) - THREE AND NINE MONTHS ENDED APRIL
                      30, 2005 AND APRIL 30, 2004

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS - NINE MONTHS
                      ENDED APRIL 30, 2005 (UNAUDITED) AND YEAR ENDED JULY 31, 2004

                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - THREE AND NINE MONTHS ENDED APRIL 30, 2005
                      AND APRIL 30, 2004

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NINE MONTHS ENDED APRIL 30,
                      2005 AND APRIL 30, 2004

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

ITEM 1. FINANCIAL STATEMENTS

      The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited and SmarTire Technologies Inc. ("we", "us", "our", and "SmarTire") as of April 30, 2005 and for the three and nine months ended April 30, 2005 and April 30, 2004 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

      It is the opinion of management that the interim financial statements for the three and nine months ended April 30, 2005 includes all adjustments necessary in order to ensure that the financial statements are not misleading.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

      The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended April 30, 2005 and 2004 should be read in conjunction with our most recent audited annual financial statements for the financial year ended July 31, 2004, the unaudited interim financial statements included herein, and, in each case, the related notes.

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

      We develop and market technically advanced tire pressure monitoring systems ("TPMSs") for the transportation and automotive industries. Our TPMSs are designed for improved vehicle safety, performance, reliability and fuel efficiency. Although, the majority of our revenues in our first nine months ended April 30, 2005 were earned from the sale of TPMSs for passenger cars, sales of our motorcycle TPMSs and recreational vehicle TPMSs increased as a percentage of our overall revenues. With the re-launch of our motorcycle TPMS in April 2005 and our June 2004 launch of our high pressure transmitters, we anticipate that there will be an increase in the percentage of our revenues from sales of our TPMSs for the motorcycle, recreational, bus and truck markets during the remainder of fiscal 2005.

      Our vision is to become the preeminent provider of wireless sensing and control systems for the vehicle industry. Our vision may be extended to three basic types of systems: sensing, control and system applications.

Sensing Applications

      Our vision with respect to sensing applications is to commercialize a wide array of sensors, compatible with our tire monitoring systems for the vehicle industry. We have developed a receiver module with Vansco Ltd. that functions as a "wireless gateway". This module can wirelessly receive signals from up to 256 new sensors in addition to signals from tire pressure sensors. The data from these sensors can then be placed on the vehicle bus or to a display module. This ensures that the driver, maintenance group or monitoring agencies have access to the sensor data as required. In addition to tire pressure monitoring, customers would have the ability to access far more data on their vehicles. This translates to a higher value proposition to the customer, while giving us the ability to sell more products.

Control Applications

      A natural evolution of our product family is to use the "wireless gateway" module to not only receive signals from sensors but to act on the data received. It can do this by controlling other electronic control units ("ECUs") or mechanical devices directly in response to sensor data received.

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

      In other situations, the feedback may be provided by the element being controlled. An example of this is a TPMS application in which the wireless gateway communicates with an engine ECU to limit the speed of the vehicle as air pressure decreases. For control applications, two way communications may be required to complete the control loop.

System Applications

      System applications are created by utilizing the information obtained from vehicle sensors to provide a total solution to the owner of a vehicle or fleet of vehicles. This means that the data generated by the sensors is gathered by the "wireless gateway" module and integrated with the overall maintenance and monitoring system utilized by the customer. This integration allows maintenance staff, purchasing, owners and drivers to access all relevant sensor information and warnings.

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

Government Regulations

      Our products are subject to regulation by the government agencies responsible for radio frequencies in each country that our TPMSs will be sold. For example, in the United States approval must be received from the Federal Communications Commission for each product. Some countries require additional governmental approvals in certain circumstances. For example, in the United Kingdom, all electronic equipment to be installed in emergency and police vehicles must be approved by the Vehicle Installation Development Group, a governmental body. Also, as a practical matter, certain non-governmental approvals may be necessary for market acceptance of our products in certain countries. For example, the approval of TUV (an independent testing company) is considered necessary to market our TPMSs in Germany.

      We believe that we have all of the necessary governmental approvals for our current TPMSs in our intended market countries. As each new TPMS is introduced to the market, we intend to apply for the necessary approvals.

      During our fiscal year ended July 31, 2001, the United States government enacted the Transportation Recall Enhancement, Accountability, and Documentation Act of 2000, commonly known as the TREAD Act. This new legislation was implemented to address perceived safety concerns resulting from poor tire maintenance, tread separation and tire blowouts. The TREAD Act, among other things, requires that the National Highway Traffic Safety Administration, commonly referred to by its acronym "NHTSA", develop rules and regulations that require all new passenger cars, light trucks and multipurpose passenger vans sold after November 1, 2003 to have TPMSs installed as standard equipment. The TREAD Act requires that TPMSs must be capable of warning drivers if a tire is significantly under-inflated. The mandated rules and regulations were scheduled to be finalized in November 2001 for implementation in 2003.

      In July 2001, NHTSA published and circulated a Notice of Proposed Rule Making that included provisions related to the tire monitoring requirements of the TREAD Act. The Notice of Proposed Rule Making outlined the parameters of systems that the NHTSA would consider compliant with the legislation and the proposed periods for complying with the regulations. Two forms of tire monitoring technologies were to be considered:

      o Direct tire monitoring technologies are based on dedicated sensor/transmitters located within the cavity of the tire that are usually mounted on the wheel. The transmitter monitors and measures contained air pressure and temperature within each tire and wirelessly transmits this information to a receiver located in or around the instrument panel of the vehicle. Our products are an example of a direct system.

      o Indirect tire monitoring technologies typically work with the vehicle's anti-lock brake system. Most indirect TPMSs compare each wheel's rotational speed with the rotational speed of other wheels. If one tire becomes significantly under-inflated while the others remain at proper pressure, the indirect system eventually detects the problem because that wheel's rotational speed is on average slightly higher than that of other wheels.

      In the Notice of Proposed Rule Making, the NHTSA concluded that direct measurement systems have major advantages over indirect systems as they:

      o actually measure the pressure in each tire and can detect when any tire or combination of tires is under-inflated, including when all tires are under-inflated;

      o     operate while the vehicle is stationary;

      o are highly accurate and can detect small pressure losses, some even as low as one pound per square inch;

      o provide full time monitoring even when the vehicle is driven on bumpy roads, has mismatched tires or has a tire out of balance or alignment;

      o do not need substantial time to calibrate the system and reduce the very real possibility for human error; and

      o     can tell the operator which tire is under-inflated.

      On May 31, 2002, the NHTSA issued part one of a two-part final rule. Part one established a new Federal Motor Vehicle Safety Standard that required a TPMS be installed in passenger vehicles and light trucks to warn the driver when a tire is below specified pressure levels. During the first year of the implementation schedule, beginning November 1, 2003, at least 10% of each auto manufacturer's total production was to be equipped with TPMSs. This requirement increases was to increase to 35% during the second year, 65% by the third and 100% after October 31, 2006.

      Part one of the NHTSA final rule contemplated two compliance options during the period from November 1, 2003 to October 31, 2006. Under the first compliance option, a vehicle's TPMS must alert the driver if one or more tires, up to four tires, are 25% or more under-inflated. Under the second compliance option, a vehicle's TPMS must alert the driver if any of the vehicle's tires is 30% or more under-inflated. The second compliance option was adopted by the NHTSA because indirect TPMSs are currently not capable of meeting the stricter four-tire, 25% requirement under the first compliance option, and it was deemed appropriate to permit manufacturers to continue to use current indirect TPMSs while they work to improve those systems.

      At the time that it issued the first part of its final rule, the NHTSA announced that it would closely monitor the performance of indirect measurement TPMSs under the second compliance option. We initially expected the NHTSA to issue the second part of its final rule on or before March 1, 2005, and, at that time, to announce whether indirect TPMSs based on anti-lock brake systems would be a permissible compliance option under the TREAD Act after October 31, 2006. However, due to a Court of Appeals ruling discussed below, we no longer hold these expectations as to the timing and content of the second part of the final rule.

      Three not-for-profit advocacy organizations, Public Citizen, Inc., New York Public Interest Research Group and The Center for Auto Safety filed a petition in United States Court of Appeals for the Second Circuit seeking review of the NHTSA's final rule. The Secretary of Transportation was named as the respondent in the matter, and Alliance of Automobile Manufacturers was an intervener. On August 6, 2003, the United States Court of Appeals, Second Circuit, granted the petition for review, vacated the NHTSA's final rule, and remanded the matter to the NHTSA for further rulemaking proceedings in a manner consistent with the court decision.

      The court stated that the NHTSA decision to adopt the second compliance option was both contrary to law and arbitrary, but that the adoption of the first compliance option was appropriate. In coming to this conclusion, the court found that, according to the rule-making record, the one-tire, 30% under-inflation standard contemplated by the second compliance option would allow automakers to install indirect TPMSs that fail to warn drivers in approximately half of the instances in which tires are significantly under-inflated, and that the four-tire, 25% under-inflation standard contemplated by the first compliance option would prevent more injuries, save more lives and be more cost-effective.

      On September 10, 2004 the NHTSA issued a Notice of Proposed Rulemaking ("NPRM") document defining their current position. Comments on the proposed rulemaking were to be received on or before 60 days after date of publication of the NPRM in the Federal Register. The NHTSA proposed a new Federal Motor Vehicle Safety Standard requirement for four tire, 25% under-inflation detection. The rule proposed requirements for covered vehicles manufactured on or after September 1, 2005.

      On April 7, 2005 the NHTSA released their final rule. The NHTSA is proposing the lead time and phase in schedule described below.

      Compliance with the final rule is set to start on October 5, 2005. Subject to the special provisions discussed below, the phase-in schedule is as follows:

      o 20% of a vehicle manufacturer's light vehicle production is required to comply with the standard during the period from October 5, 2005, to August 31, 2006;

      o 70% must comply during the period from September 1, 2006 to August 31, 2007; and

      o 100% of all light vehicles built on or after September 1, 2007 must comply.

      However, the NHTSA has deferred vehicle manufacturers' compliance with the new system malfunction indicator light requirements until September 1, 2007. This requirement is discussed below.

      The NHTSA has also decided to encourage early compliance by permitting carry-forward and carry-back credits. Vehicle manufacturers can earn carry-forward credits for compliant vehicles produced in excess of the phase-in requirements that are manufactured between April 8, 2005 and the conclusion of the phase-in. However, beginning September 1, 2007 all covered vehicles would be required to comply with the standard, without regard to any earlier carry forward credits. It will not be permissible for a dealer to install tires on a new vehicle that would take the vehicle out of compliance with TPMS standard. With carry-back credits, manufacturers may defer compliance with a part or all of the certification requirements under the standard for the first period of the phase-in, provided they certify a correspondingly increased number of vehicles during the second period of the phase-in.

      Special provisions related to the phase-in include:

      o The NHTSA has excluded multi-stage manufacturers and alterers from the requirements of the phase-in and has extended by one year the time for compliance by those manufacturers (i.e., until September 1, 2008).

      o The final rule also excludes small volume manufacturers (i.e., manufacturers producing less than 5,000 vehicles for sale in the U.S. market in one year) from the phase-in, requiring vehicles produced by such manufacturers to comply with the standard on September 1, 2007.

      Requirements of the final rule are summarized as follows: New Federal Motor Vehicle Safety Standard 138 requires passenger cars, multi-purpose passenger vehicles, trucks, and buses with a gross vehicle weight rating of 4,536 kg (10,000 pounds) or less, except those with dual wheels on an axle, to be equipped with a TPMS to alert the driver when one or more of the vehicle's tires, up to a total of all four tires, is significantly under-inflated. Specifically, the TPMS must warn the driver when the pressure in one or more of the vehicle's tires is 25% or more below the vehicle manufacturer's recommended cold inflation pressure, or a minimum level of pressure specified in the standard, whichever pressure is higher. Under the new standard, if any tire drops below the standard's activation threshold, the TPMS is required to provide the low tire pressure warning by illuminating a yellow telltale within 20 minutes of additional travel within a speed range of 50-100 km/hr. This telltale must remain illuminated (and re-illuminate upon subsequent vehicle start-ups) until the under-inflation condition has been corrected.

      Some additional details of the final rule are as follows:

      o The TPMS to be used would be required to include a system malfunction indicator (provided either by a separate telltale or a combined low tire pressure/malfunction indicator telltale) that would alert the driver in situations in which the TPMS is unable to detect low tire pressure. This malfunction indicator is required to detect incompatible replacement tires, as well as other system faults. Similar to the low tire pressure warning, the system is required to trigger a TPMS malfunction warning telltale within 20 minutes of additional travel within a speed range of 50-100 km/hr after such a malfunction occurs. This malfunction indicator light telltale must remain illuminated (and re-illuminate upon subsequent vehicle start-ups) until the TPMS malfunction has been corrected.

      o A specific test course (i.e., the Southern loop of the tread wear test course, San Angelo, Texas), which is both objective and representative of a range of driving conditions, would be required to be used.

      o The TPMS would not be required to monitor the spare tire (if provided) either when it is stowed or when it is installed on the vehicle.

      o For vehicle's certified under the standard, vehicle manufacturers would be required to provide in the owners manual an explanation of the purpose of the low tire pressure warning telltale, the potential consequences of significantly under-inflated tires, the meaning of the telltale when it is illuminated, and what action the driver should take when the telltale is illuminated.

      On June 6, 2005, a lawsuit was filed in the U.S. Court of Appeals for the District of Columbia by Public Citizen, the Goodyear Tire & Rubber Company, Bridgestone Firestone North American Tire, Cooper Tire & Rubber Co., Pirelli and the Tire Industry Association.

      The plaintiffs allege that the NHTSA rule, issued in April 2005, doesn't require tire pressure monitoring systems to operate with replacement tires and that this is a dangerous omission given that an estimated 61 percent of passenger and 54 percent of light truck mileage occurs on replacement tires. Under the rule, a malfunction light will come on to alert motorists that the system is not working with the tires. The plaintiffs allege that not only would this undermine public confidence in the systems, but it would likely lead to consumers ignoring the warning light or having it disabled.

      Our direct measurement TPMS generally exceeds the standard for tire pressure monitoring established by the NHTSA. Accordingly, we believe the auto manufacturers must accelerate their implementation plans in order to meet these new NHTSA regulations, which will create additional opportunities to market our products to original equipment manufacturers ("OEMs") in the automobile industry. In addition, although the TREAD Act only applies to passenger automobiles, we believe that other motor vehicles, including medium and heavy trucks, buses and motorcycles will be impacted by this legislation in subsequent years. We also believe that compliance with the TREAD Act by European, Japanese, Chinese and other automakers will accelerate the adoption of TPMSs globally.

      It is difficult to predict the magnitude of the expected sales increase or the exact timing of the increase since our products will continue to face competition from other TPMSs manufactured by our competitors, and the timing of additional legislative initiatives on tire safety, if any, in the United States and abroad remains uncertain. We expect that as TPMSs become standard equipment for new passenger vehicles, demand for TPMSs as dealer installed options and aftermarket products will gradually decline.

RESULTS OF OPERATIONS

Three months ended April 30, 2005 and April 30, 2004

Revenue

      Gross revenue for the three months ended April 30, 2005 decreased to $330,406 from $401,423 for the three months ended April 30, 2004. The breakdown of the sources of our gross revenue is as follows:

      o Sales of aftermarket passenger car TPMSs decreased to $133,670 for the three months ended April 30, 2005 from $335,279 for the three months ended April 30, 2004.

      o Sales of OEM passenger car TPMSs increased to $109,631 for the three months ended April 30, 2005 from $18,096 for the three months ended April 30, 2004. The increase was primarily due to an increase in sales to Aston Martin, Ford's flagship division. We anticipate sales to increase by approximately 100% in the next quarter, mainly as a result of an increase in sales to Aston Martin.

      o Sales of aftermarket motorcycle systems were $34,011 for the three months ended April 30, 2005 compared to $0 for the three months ended April 30, 2004. The majority of these sales were in April after the release of our redesigned sensor that enabled the motorcycle TPMS to fit most rim designs. Although interest in the motorcycle product by existing and potential customers remains positive, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

      o Sales of aftermarket recreational vehicle TPMS decreased to $34,592 for the three months ended April 30, 2005 from $42,744 for the three months ended April 30, 2004.

      o Sales of OEM recreational vehicle TPMSs increased to $1,166 for the three months ended April 30, 2005 from $0 for the three months ended April 30, 2004.

      o Sales of aftermarket high pressure TPMSs for use on commercial vehicles were $6,350 for the three months ended April 30, 2005 compared to $0 for the three months ended April 30, 2004. The majority of these systems are currently being used for test purposes. Although interest in this product is high, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

      o Sales of OEM high pressure TPMS for use on commercial vehicles were $580 for the three months ended April 30, 2005 compared to $0 for the three months ended April 30, 2004. The majority of these systems are currently being used for test purposes. Although interest in this product is high, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

      o Sales of aftermarket TPMS for use on buses were $0 for the three months ended April 30, 2005 compared to $0 for the three months ended April 30, 2004. Although it is difficult for us to predict what the volume of sales will be, we anticipate a substantial increase in sales in sales of OEM TPMSs for use on buses during the next year when we commence shipping TPMSs to Motorcoach Industries International and New Flyer Bus for the Chicago Transit Authority.

      o Sales of miscellaneous products were $10,406 for the three months ended April 30, 2005 compared to $5,304 for the three months ended April 30, 2004.

Gross Margin

      Gross margin on product sales decreased to 23% for the three months ended April 30, 2005 from 28% for the three months ended April 30, 2004. The decrease in margin was mainly a result of the write-down of $30,000 of inventory.

Expenses

      Expenses increased to $7,001,729 for the three months ended April 30, 2005 from $1,840,318 for the three months ended April 30, 2004, due to increases in, marketing, engineering, research and development expenses and depreciation and amortization expenses. The increase in expenses was primarily due to a non-cash compensation expense of $5,197,538 which was primarily a result of the increase in the value of outstanding employee stock options. Excluding the non-cash compensation expense, expenses were $1,976,779 for the three months ended April 30, 2005.

      Engineering, research and development expenses increased to $2,086,354 for the three months ended April 30, 2005 from $454,715 for the three months ended April 30, 2004. Excluding the non-cash compensation expense of $1,591,600, expenses for the three months ended April 30, 2005 were $494,754, or an increase of $40,039 from the three months ended April 30, 2004. The increase was mainly due to an increase in engineering employees and engineering-related wages.

      Marketing expenses increased to $1,368,330 for the three months ended April 30, 2005 from $468,312 for the three months ended April 30, 2004. Excluding the non-cash compensation expense of $962,550, expenses for the three months ended April 30, 2005 were $405,780, or a decrease of $62,532 from the three months ended April 30, 2004. The decrease was mainly a result of lower advertising and promotion expenses and lower travel expenses. This decrease was partially offset by an increase marketing-related wages as a result of an increase in the number of marketing employees.

      General and administrative expenses increased to $3,170,568 for the three months ended April 30, 2005 from $560,871 for the six months ended April 30, 2004. Excluding the non-cash compensation expense of $2,470,800, expenses for the three months ended April 30, 2005 were $699,768, or an increase of $138,897 from the three months ended April 30, 2004. The increase was primarily attributed to higher professional fees and an increase in insurance costs. The increase was partially offset by a decrease in investor relation fees and travel costs.

      Depreciation and amortization expense increased to $376,477 for the three months ended April 30, 2005 from $356,420 for the three months ended April 30, 2004.

      Interest and finance charges decreased to $188,491 for the three months ended April 30, 2005 from $1,214,435 for the three months ended April 30, 2005. Interest and finance charges for the three months ended April 30, 2005 included non-cash interest of $144,866 compared to non-cash interest of $1,111,447 for the three months ended April 30, 2004.

Interest Income

      Interest income of $1,382 was earned for the three months ended April 30, 2005 as compared to $849 for the three months ended April 30, 2004 and was the result of higher average cash balances during the three months ended April 30, 2005.

Foreign exchange loss

      A foreign exchange loss of $14,355 was incurred for the three months ended April 30, 2005 as compared to a foreign exchange loss of $10,405 for the three months ended April 30, 2004. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

Gain on settlement of convertible debt

      A gain on settlement of convertible debt was incurred for the three months ended April 30, 2005 as compared to $0 for the three months ended April 30, 2004.

Nine months ended April 30, 2005 and April 30, 2004

Revenue

      Gross revenue for the nine months ended April 30, 2005 decreased to $1,022,484 from $1,259,140 for the nine months ended April 30, 2004. The breakdown of the sources of our gross revenue is as follows:

      o Sales of aftermarket passenger car systems decreased to $215,832 for the nine months ended April 30, 2005 from $923,613 for the nine months ended April 30, 2004.

      o Sales of OEM passenger car systems increased to $428,424 for the nine months ended April 30, 2005 from $117,000 for the nine months ended April 30, 2004. The increase was primarily due to an increase in sales to Aston Martin, Ford's flagship division.

      o Sales of the aftermarket motorcycle system were $79,053 for the nine months ended April 30, 2005 compared to $1,555 for the nine months ended April 30, 2004. In August 2004, we discovered that the sensor/transmitter may break during installation on the subset of motorcycle rims with curved rim surfaces when the strap is torqued to its required value. On September 14, 2004 we contacted the National Highway Transportation Safety Administration (NHTSA) to determine if a Safety Defect and Non Compliance Report was required and was advised that this was necessary. Our remedy for the defect was to recall 100% of affected sensor/transmitter items from the field and replace both recalled and inventory sensor/transmitters with sensor/transmitters previously manufactured by a different supplier that have been tested and known to use plastics that provide the required mechanical properties. Additionally to ensure that transmitters are used only on rims with flat drop center wells (as originally designed for) and not curved, the additional precautionary steps were taken:

                  1) Adding improved warnings and instruction sheet to new product as well as product in inventory at dealers and distributors that clarify flat rim drop center well application only; and

                  2) Removal of TPMSs on motorcycles with rims with curved drop center wells.

      We anticipate the cost of this recall will be approximately $67,000. Recall costs incurred to the end of April 2005 were $41,411. We have made a provision in accounts payable for the additional $25,589 that we anticipate incurring. In addition, we have developed a solution to enable us to sell our TPMSs on motorcycles with rims with curved drop center wells. We released this enhanced product during April 2005. To date, the response to the recall by our customers has been very positive. Although interest in the motorcycle product by existing and potential customers remains positive, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

      o Sales of aftermarket recreational vehicle TPMSs were $156,025 for the nine months ended April 30, 2005 compared to $58,781 for the nine months ended April 30, 2004.

      o Sales of OEM recreational vehicle systems were $63,218 for the nine months ended April 30, 2005 compared to $10,682 for the nine months ended April 30, 2004.

      o Sales of aftermarket TPMSs for use on commercial vehicles were $34,799 for the nine months ended April 30, 2005 compared to $1,088 for the nine months ended April 30, 2004. Although interest in this product is high, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

      o Sales of OEM high pressure TPMSs for use on commercial vehicles were $4,233 for the nine months ended April 30, 2005 compared to $0 for the nine months ended April 30, 2004. The majority of these systems are currently being used for test purposes.

      o Sales of aftermarket TPMSs for use on buses were $3,252 for the nine months ended April 30, 2005 compared to $0 for the nine months ended April 30, 2004. Although it is difficult for us to predict what the volume of sales will be, we anticipate a substantial increase in sales of OEM TPMS for use on buses during next year when we commence shipping TPMS to Motorcoach Industries International and New Flyer Bus for the Chicago Transit Authority.

      o Revenue of $0 was recorded for engineering changes to modify our products pursuant to the Hyundai Autonet agreement for the nine months ended April 30, 2005 compared to $96,079 for the nine months ended April 30, 2004. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved.

      o Sales of miscellaneous products were $37,648 for the nine months ended April 30, 2005 compared to $50,342 for the nine months ended April 30, 2004.

Gross Margin

      Gross margin on product sales decreased to 6% for the nine months ended April 30, 2005 from 18% for the nine months ended April 30, 2004. The decrease in gross margin for the nine months ended April 30, 2005 was due to an inventory write-down of $230,000 for slow moving aftermarket passenger car tire pressure monitoring systems. Without the inventory write-down, the gross margin would have increased to 25% for the nine months ended April 30, 2005. Factors that would have resulted in higher margins if not for the inventory write-down are:

      o the product mix of systems sold in the nine months ended April 30, 2005 had higher gross margins than the product mix of systems sold in the nine months ended April 30, 2004; and

      o the decrease in the value of the $US against the Pound Sterling increased our margins as a higher proportion of our sales during the nine months ended April 30, 2005 were in Pound Sterling.

Expenses

      Expenses increased to $11,027,054 for the nine months ended April 30, 2004 from $5,404,057 for the nine months ended April 30, 2004 due to increases in, marketing, engineering, research and development expenses and depreciation and amortization expenses. The increase in expenses was primarily due to a non-cash compensation expense of $5,197,538 which was primarily a result of the increase in the value of outstanding employee stock options. Excluding the non-cash compensation expense, expenses were $6,002,104 for the nine months ended April 30, 2005.

      Engineering, research and development expenses increased to $3,083,704 for the nine months ended April 30, 2005 from $1,201,634 for the nine months ended April 30, 2004. Excluding the non-cash compensation expense of $1,591,600, expenses for the nine months ended April 30, 2005 were $1,492,104, or an increase of $290,470 from the nine months ended April 30, 2004. The increase was primarily attributed to higher prototype development costs, an increase in product testing on products that we plan to release in the current fiscal year and an increase in the number of engineering employees and engineering-related wages. Wages included a non-cash expense of $30,338 related to the issuance of common stock to senior engineering employees.

      Marketing expenses increased to $2,275,843 for the nine months ended April 30, 2005 from $1,329,636 for the nine months ended April 30, 2004. Excluding the non-cash compensation expense of $962,550, expenses for the nine months ended April 30, 2005 were $1,313,293 or a decrease of $16,343 from the nine months ended April 30, 2004. The decrease was a primarily a result of lower advertising and promotion expenses and lower travel expenses. The decrease was offset by higher marketing-related wages, which increased as a result of an increase in the number of marketing employees.

      General and administrative expenses increased to $4,550,610 for the nine months ended April 30, 2005 from $1,841,877 for the nine months ended April 30, 2004. Excluding the non-cash compensation expense of $2,470,800, expenses for the nine months ended April 30, 2005 were $2,079,810 or an increase of $237,933 from the nine months ended April 30, 2004. The increase was primarily attributed to higher administration wages, insurance costs and professional fees. The major increase in administration wages was primarily due to a non-cash expense related to the issuance of common stock to senior management valued at $142,251. The increase was partially offset by lower investor relation costs and lower travel costs.

      Depreciation and amortization expense increased to $1,116,897 for the nine months ended April 30, 2005 from $1,030,910 for the nine months ended April 30, 2004.

      Interest and finance charges increased to $2,763,609 for the nine months ended April 30, 2005 from $2,960,488 for the nine months ended April 30, 2004. Interest and finance charge for the nine months ended April 30, 2005 included non-cash interest of $2,607,518 compared to non-cash interest of $2,770,481 for the nine months ended April 30, 2004.


Interest Income

      Interest income of $3,173 was earned for the nine months ended April 30, 2005 as compared to $5,416 for the nine months ended April 30, 2004 and was the result of lower average cash balances during the nine months ended April 30, 2005.

Foreign exchange gain

      A foreign exchange gain of $114,634 was incurred for the nine months ended April 30, 2005 as compared to a gain of $15,931 for the nine months ended April 30, 2004. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

Gain on settlement of convertible debt

      A gain on settlement of convertible debt was incurred for the three months ended April 30, 2005 as compared to $0 for the three months ended April 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

      We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since inception. As at April 30, 2005, we had an accumulated deficit of $73,369,474. Our net loss for the three months ended April 30, 2005 was $5,306,734 and for the nine months ended April 30, 2005 was $11,794,574 compared to $2,950,259 for the three months ended April 30, 2004 and $8,118,581 for the nine months ended April 30, 2004. As of April 30, 2005, our stockholders' equity was $3,977,748 and we had a working capital of $2,103,290.

      Our cash position at April 30, 2005 was $420,270 as compared to $112,951 at July 31, 2004. This increase was due to the net increase from our operating, financing and investing activities as described below.

      Our net loss of $11,794,574 for our nine months ended April 30, 2005 includes non-cash charges of $1,116,897 for depreciation and amortization, $5,197,538 for compensation expense, $200,000 for an inventory write-down and $2,607,518 for interest and finance charges. Decreases in non-cash working capital during this period amounted to $532,183. Non-cash working capital changes included increases in increase in inventory and decreases in prepaid expenses, accounts receivable and in accounts payable and accrued liabilities.

      During the nine months ended April 30, 2005, we realized aggregate gross cash proceeds of $11,453,598 as follows:

      We issued 78,867,710 shares of common stock to Cornell Capital Partners
LP pursuant to nine draw downs totaling $2,725,000 from our $15.0 million equity line of credit, which is described below.

      On May 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners LP, an accredited investor, in connection with a 24-month, $15.0 million equity line of credit facility. This agreement was terminated on May 20, 2005 and replaced with a $30.0 million equity line of credit facility. The new Standby Equity Distribution Agreement contemplates the potential future issuance and sale of up to $30.0 million of our common stock to Cornell Capital Partners, subject to certain restrictions and other obligations. For more information about the Standby Equity Distribution Agreement refer to
Item 2, Part II.

      On September 24, 2004, we and holders of the discounted convertible debentures signed an agreement which provided for an immediate exercise of 18,226,274 warrants at $0.03 for gross proceeds of $546,788.

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

      On February 9, 2005 we received gross proceeds of $350,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. The note bears interest at a rate of 10% per annum and is repayable within 30 days of issuance with accrued interest. As a commitment fee to loan the Company money, the holder of the note received $35,000.

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

      On March 22, 2005, we issued 5% convertible preferred stock for gross proceeds of $4,000,000. The proceeds were used to repay the $2,500,000 convertible debenture entered into on December 15, 2004 and a $350,000 promissory note entered into on February 9, 2004. Additional expenses related to this offering were $20,000.

      On May 20, 2005, we issued a $1,500,000 one year 5% convertible debenture convertible at the option of the holder at $0.028 per share. Between April 25 and April 29, 2005, $1,100,000 of the convertible debenture was placed in escrow with our lawyer. From escrow, $457,999 was paid on April 27, 2005 to two debenture holders to redeem their convertible debentures.

      We anticipate that we will require between $4.3 million and $7.9 million in financing through the next twelve months in order to continue in business as a going concern, the availability of which is uncertain.

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

      We plan to raise any additional capital required to meet the balance of our estimated funding requirements for the next three months, primarily through the private placement of our securities. We are presently working on a plan to meet our financial capital requirements.

FUTURE OPERATIONS

      Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue for the foreseeable future.

      We project a requirement for a minimum of $4.3-$7.9 million to fund our debt repayment, ongoing operating expenses and working capital requirements through April, 2006 as follows:

Marketing                                         $ 1,400,000       $ 1,800,000
Engineering, research and development               1,600,000         2,000,000
General and administrative                          2,000,000         2,400,000
Capital Purchases                                      60,000           200,000
Debt repayment (1)                                     91,726         1,936,806
General Working Capital                              (851,726)         (436,806)
                                                  -----------       -----------
TOTAL                                             $ 4,300,000       $ 7,900,000
                                                  ===========       ===========

(1) Assumes redemption of the 8% convertible debentures, the discounted convertible debentures and $195,000 of the 5% convertible debentures and assumes we can settle the outstanding litigation claim for between $91,726 and $110,071.

      Our working capital requirements are impacted by our inventory requirements and any potential loss in litigation above the $110,071 which we have recorded as a liability. Therefore, any increase in sales of our products will be accompanied not only by an increase in revenues, but also by an increase in our working capital requirements. Our new products, the market acceptance of which will impact on our inventory needs and therefore will impact on our working capital requirements, include the following:

      o Our motorcycle TPMS was introduced for sale into the aftermarket in September 2002. We introduced a substantially improved second generation motorcycle TPMS in mid-February, 2004 and began delivery of this system to our distributors in May 2004. We had a recall in September and re-launched a new TPMS that fits most curved rims during April 2005.

      o During our fiscal 2004 year, we introduced low pressure TPMSs for the recreational vehicle market. Marketed as "RoadVoiceTM" and "TrailerVoiceTM", they represent the first tire monitoring systems targeted specifically at the recreational vehicle, towed vehicle and trailer markets.

      o During our 2004 fiscal year, we introduced high pressure TPMSs for the recreational vehicle market, bus and commercial market.

      o In November, 2004, design validation testing and the initial pilot build of 300 weatherproof, J1939 controller area network (CAN), chassis-mounted receivers was completed. The 300 units are being utilized to validate the reliability of the production line and to satisfy early test and validation demands from our existing and potential OEM customers. Vansco will manufacture the CAN, chassis-mounted receiver for us. As such, we anticipate the manufacture of CAN receivers for commercial vehicles.

      The continuation of our business is dependent upon obtaining further financing, market acceptance of our current products and any new products that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations.

      As discussed above under the heading "Liquidity and Capital Resources, we plan to raise any additional capital required to meet the balance of our estimated funding requirements through April 30, 2006, primarily through the private placement of our securities (including the registration of additional shares of our common stock for issuance upon use of our $30.0 million standby equity distribution agreement entered into on May 22, 2005).

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

GOING CONCERN

      As at April 30, 2005, we had an accumulated deficit of $72,634,863. Our net loss for the nine months ended April 30, 2005 was $11,794,574 compared to $8,118,581 for the nine months ended April 30, 2004. As of April 30, 2005, our stockholders' equity was $3,977,748 and we had working capital of $2,103,240.

      We require additional financing to fund our operations. During the nine months ended April 30, 2005, we used $5,026,837 cash in operating activities and $28,918 to purchase capital assets. Accordingly, during the nine months ended April 30, 2005, we raised gross cash proceeds of $4,000,000 from the issuance of preferred shares, $3,152,999 form the issuance of convertible debentures, $2,725,000 from draw downs on our equity line of credit, $875,000 from the issuance of promissory notes, $153,811 from the exercise of stock options and $546,788 from the exercise of warrants. In addition, during May 2005, we raised gross proceeds of $1,500,000 from the issuance of a convertible debenture. Between April 25 and April 29, 2005, funds for $1,100,000 of the convertible debenture were placed in escrow with our legal council. From escrow, $457,999 was paid on April 27, 2005 to two debenture holders to redeem their convertible debentures.

      Although we have a $30.0 million standby equity distribution agreement, there can be no assurance that we will be able to register shares. Our consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, our consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

REVENUE RECOGNITION

      We recognize revenue when there is persuasive evidence of an arrangement, goods are shipped and title passes, collection is probable, and the fee is fixed or determinable. Customer acceptance is used as the criterion for revenue recognition when the product sold does not have an established sales history to allow management to reasonably estimate returns and future provisions. Provisions are established for estimated product returns and warranty costs at the time the revenue is recognized. We record deferred revenue when cash is received in advance of the revenue recognition criteria being met. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved. Engineering services revenue for the nine months ended April 30, 2005 were $0 (nine months ended April 30, 2004 - $96,079).

OTHER ASSETS

      Other assets are recorded at cost and are being amortized over five years on a straight-line basis. Other assets are comprised of licenses to manufacture and sell TPMSs to the original equipment manufacturers. On an ongoing basis, management assesses whether the expected net recoverable amount of the licenses exceeds the book value of the licenses. The net recoverable amount is determined on a projected cash flow basis, discounted at an appropriate rate. In making our cash flow estimates, we consider recent market trends and transactions, as well as reasonable estimates of future events based on current economic characteristics. Although we expect to generate cash flow from sales to the original equipment manufacturer market place, it is possible that we will not generate cash flow from sales to the original equipment manufacturer marketplace in excess of net book value, or that we will generate cash flow from sales to the original equipment manufacturer market in future years after the other assets have been fully amortized.

ITEM 3. CONTROLS AND PROCEDURES

      As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report, being April 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our company's internal controls during our quarter ended April 30, 2005 that has materially affected or is reasonably likely to affect our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On April 21, 2005, a holder of discounted debentures in the amount of $91,726 commenced a lawsuit in the Supreme Court of New York against us, essentially alleging that we wrongfully refused to honor its request to convert the debt into 9,268,875 shares of our common stock. The lawsuit seeks an order compelling us to issue the foregoing shares and for damages and attorneys fees.

      The Court heard argument on a motion for preliminary injunction requiring us to issue the shares on May 5, 2005 and has not yet ruled on the motion.

      On June 6, 2005, we filed an Answer, Affirmative Defenses and Counterclaims, denying liability to the debenture holder and seeking damages from the debenture holder on account of its prior, wrongful conduct.

      The parties have not conducted any written discovery or taken any depositions. In light of the status of the case, which is in its initial phases and the fact that there has not been any discovery, we can not determine the outcome of the legal action.

      During August 2004, we defaulted on payments to holders of our discounted convertible debentures. As disclosed in our 8-Ks filed between September 13 and October 1, 2004, in response to the default, certain debenture holders filed legal actions against us. On September 24, 2004, we and holders of the discounted convertible debentures signed an agreement which provided for: withdrawal of legal action; an immediate exercise of 18,226,274 warrants at $0.03 for gross proceeds of $546,788; conversion of $734,389 of debentures into 24,479,630 common shares; and a lock-up provision that establishes a daily limit on the number of shares that can be traded by the debenture holders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following changes in our securities occurred during the three months ended April 30, 2005:

      o By notice of a cashless warrant exercise dated April 28, 2005, Crescent International Ltd. elected to exercise 3,846,154 warrants. In response, we issued 3,205,128 shares of our common stock to pursuant to Rule 506 of Regulation D under the Securities Act.

      o By notice of a cashless warrant exercise dated April 25, 2005, HPC Capital Management elected to exercise 250,000 warrants. In response, we issued 197,368 shares of our common stock to pursuant to Rule 506 of Regulation D under the Securities Act.

      o By notice of a cashless warrant exercise dated April 25, 2005, Talisman Management Limited elected to exercise 1,000,000 warrants. In response, we issued 789,474 shares of our common stock to pursuant to Rule 506 of Regulation D under the Securities Act.

      o By notice of a cashless warrant exercise dated April 25, 2005, Palisades Master Fund, L.P. elected to exercise 3,290,596 warrants. In response, we issued 2,597,839 shares of our common stock to pursuant to Rule 506 of Regulation D under the Securities Act.

      o By conversion notice dated April 20, 2005, Crescent International Ltd. elected to convert $59,700 of convertible debentures. In response, we issued 2,132,143 shares of our common stock to pursuant to Rule 506 of Regulation D under the Securities Act.

      o By conversion notice dated April 20, 2005, Palisades Master Fund, L.P. elected to convert $3,864 of convertible debentures. In response, we issued 138,000 shares of our common stock to pursuant to Rule 506 of Regulation D under the Securities Act.

      o By conversion notice dated April 20, 2005, Goldplate Investment Partners elected to convert $66,080 of convertible debentures. In response, we issued 2,360,000 shares of our common stock to the debenture holder pursuant to Rule 506 of Regulation D under the Securities Act.

      o On March 23, 2005, we closed on a transaction pursuant to which we entered into an Investment Agreement dated as of March 22, 2005 with Cornell Capital Partners in which we sold an aggregate of $4,000,000 of our Series A 5% Convertible Preferred Stock, no par value per share (the "Preferred Stock"). The purchase price was $4,000,000, of which $2,850,000 was previously funded pursuant to certain transaction documents we previously entered into with the Cornell Capital Partners. These transaction documents were terminated by the parties on March 22, 2005 . On March 23, 2005, we received net proceeds of $1,015,000, after deducting the $2,850,000 which was previously funded, a $115,000 commitment fee and legal fees in the amount of $20,000. We issued the Preferred Stock to the investor pursuant to Rule 506 of Regulation D as promulgated under the Securities Act and/or Section 4(2) of the Act.

      o By conversion notice dated March 21, 2005, PEF Advisors, LLC elected to convert $65,800 of outstanding under the convertible debentures. In response, we issued 2,350,000 shares of our common stock to pursuant to Rule 506 of Regulation D under the Securities Act.

      o By conversion notice dated March 18, 2005, Bristol Capital Advisors, LLC elected to convert $30,000 of outstanding under the convertible debentures. In response, we issued 1,071,429 shares of our common stock to the debenture holder pursuant to Rule 506 of Regulation D under the Securities Act.

      o By conversion notice dated March 11, 2005, Bristol Capital Advisors, LLC elected to convert $20,000 of outstanding under the convertible debentures. In response, we issued 714,286 shares of our common stock to the debenture holder pursuant to Rule 506 of Regulation D under the Securities Act.

The following changes in our securities occurred after the three months ended April 30, 2005:

      o On May 4, 2005, we issued 10,641,670 shares of our common stock pursuant to a redemption, settlement and release agreement with Alpha Capital Aktiengesellschaftt pursuant to Rule 506 of Regulation D under the Securities Act.

      o On May 2, 2005, we issued 4,143,268 shares of our common stock pursuant to a redemption, settlement and release agreement with Gamma Opportunity Capital Partners, pursuant to Rule 506 of Regulation D under the Securities Act.

      o By notice of a warrant exercise dated May 5, 2005, Morval Bank & Trust Cayman, Ltd, elected to exercise 714,286 warrants. In response, we issued 714,286 shares of our common stock to pursuant to Regulation S under the Securities Act.

      o On May 23, 2005, we issued 1,495,195 shares of our common stock pursuant to a redemption, settlement and release agreement with Goldplate Investment Partners pursuant to Rule 506 of Regulation D under the Securities Act.

      On May 27, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners for the future issuance and purchase of shares of our common stock. This Standby Equity Distribution Agreement establishes what is sometimes termed an equity line of credit or an equity draw down facility and replaces our previous $15.0 million Standby Equity Distribution Agreement, which was terminated by the parties on May 12, 2005.

      In general, the draw down facility operates like this: Cornell Capital Partners committed to provide us up to $30.0 million as we request it over a 24-month period, in return for common stock that we will issue to Cornell Capital Partners. In addition, we engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the equity line of credit. For its services, Newbridge Securities Corporation will receive $10,000 of shares of our common stock. As of May 31, 2005 we have $30.0 million available under this facility. We may request an advance every seven trading days. The amount of each advance is subject to a maximum amount of $1 million every seven trading days. A closing will be held six trading days after such written notice at which time we will deliver shares of common stock and Cornell Capital Partners will pay the advance amount. For each share of common stock purchased under the equity line of credit, Cornell Capital Partners will pay 98% of the lowest closing bid price on the OTC Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners will retain 5% of each advance under the equity line of credit. The issuance of these shares is conditioned upon us registering these shares with the Securities and Exchange Commission. We may request advances under the equity line of credit once the underlying shares are registered with the Securities and Exchange Commission. Thereafter, we may continue to request advances until Cornell Capital Partners has advanced $30.0 million or two years after the effective date of the accompanying registration statement, whichever occurs first.

      The amount of capital available under the equity line of credit is not dependent on the price or volume of our common stock. Cornell Capital Partners may not own more than 9.9% of our outstanding common stock at any time. Because Cornell Capital Partners, can repeatedly acquire and sell shares, this limitation does not limit the potential dilutive effect or the total number of shares that Cornell Capital Partners may receive under the equity line of credit.

      We cannot predict the actual number of shares of common stock that will be issued pursuant to the equity line of credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Nonetheless, we can estimate the number of shares of our common stock that will be issued using certain assumptions. For example, we would need to issue 300,000,000 shares of common stock in order to raise the maximum amount under the equity line of credit at a net purchase price of $0.10.

      On May 27, 2005, we also entered into a Securities Purchase Agreement with Cornell Capital Partners. In accordance with the Securities Purchase Agreement, we issued to Cornell Capital Partners pursuant to Rule 506 of Regulation D under the Securities Act, for a purchase price of $1.5 million, a 5% convertible debenture that is convertible, at the option of Cornell Capital Partners, into shares of common stock. The convertible debenture matures on May 20, 2006. The outstanding principal under the convertible debentures bears interest at the rate of 5% per annum, calculated on the basis of a 360-day year. Principal will be due and payable in 12 equal installments of $125,000 each, plus accrued interest and a redemption premium equal to 10% of each such installment or the highest rate permitted by applicable law, if lower. The installments of principal will be due and payable commencing on October 1, 2005 and subsequent installments will be due and payable on the first day of each calendar month thereafter. Interest on the outstanding principal balance is due and payable monthly, in arrears, commencing on August 1, 2005 and will continue on the first day of each calendar month thereafter. All principal, and all accrued and unpaid interest, under the convertible debentures is due and payable at maturity.

      The remaining principal as of May 31, 2005 under the convertible debenture in the aggregate principal amount of $1,500,000 may be converted by Cornell Capital Partners in whole or in part and from time to time into shares of our common stock at a conversion price of $0.028 per share, subject to adjustment as provided for in the debenture.

      The convertible debenture contains a contractual restriction on beneficial share ownership. It provides that Cornell Capital Partners may not convert the convertible debenture, or receive shares of our common stock as payment of interest, to the extent that the conversion or the receipt of the interest payment would result in Cornell Capital Partners, together with its affiliates, beneficially owning in excess of 4.9% of our then issued and outstanding shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      See Item 1 above.

      As of April 30, 2005, we were in violation of all convertible debenture agreements as a registration statement was not filed with the Securities and Exchange Commission on the date specified in the agreements. For the remaining balance of convertible debentures, we have accreted interest and penalties to adjust the debt to its redemption value of $2,136,496. We are currently in negotiations with the debenture holders to address the violations of their debenture agreements.

      The Company has received an extension of its 5% $4,000,000 preferred shares to file a registration statement with the Securities and Exchange Commission by June 30, 2005 and has received a waiver from Cornell Capital Partners for any penalties.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

Exhibit
Number      Description

10.1 Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Robert Rudman (1)

10.2 Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Allan Kozak (1)

10.3 Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Jeff Finkelstein (1)

10.4 Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Erwin Bartz (1)

10.5 Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Shawn Lammers (1)

10.6 Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and William Cronin (1)

10.7 Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Martin Gannon (1)

10.8 Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Johnny Christiansen (1)

10.9 Investment Agreement dated as of March 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners (2)

10.10 Registration Rights Agreement dated as of March 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners (2)

10.11 Termination Agreement dated as of March 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners (2)

10.12 Articles of Amendment dated as of March 18, 2005 to the Articles of Incorporation of SmarTire Systems Inc. with respect to the Series A Convertible Preferred Stock. (2)

10.13 Redemption, settlement and release agreement dated April 27, 2005 by and between SmarTire Systems Inc. and Palisades Master Fund, L.P. and PEF Advisors, Ltd. **

10.14 Redemption, settlement and release agreement dated May 2, 2005 by and between SmarTire Systems Inc. and Gamma Opportunity Partners, L.P. **

10.15 Redemption, settlement and release agreement dated May 4, 2005 by and between SmarTire Systems Inc. and Alpha Capital
            Aktiengesellschaftt, L.P. **

10.16 Redemption, settlement and release agreement dated May 13, 2005 by and between SmarTire Systems Inc. and Crescent International Ltd.
            **

10.17 Redemption, settlement and release agreement dated May 23, 2005 by and between SmarTire Systems Inc. and Goldplate Investment Partners. **

10.18 Registration Rights Agreement dated as of May 27, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners LP**

10.19 Standby Equity Distribution Agreement dated as of May 27, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners**

10.20 Investor Registration Rights Agreement dated as of May 27, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners**

10.21 Amended and Restated Convertible Debenture dated as of June 10, 2005 by and between SmarTire Systems, Inc. and Cornell Capital Partners**

10.22 Securities Purchase Agreement dated as of May 27, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners LP**

31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

32.1 Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

32.2 Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

**    Filed herewith.

(1) Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on February 9, 2005.

(2) Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on March 29, 2005.

(3) Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on April 1, 2005.

(b)   Reports on form 8-K.

On February 9, 2005 we filed a Current Report on Form 8-K relating to amendment agreements relating to certain management agreements and directors' compensation on termination agreements.

On March 18, 2005 we filed a Current Report on Form 8-K relating to our financial results for the six and three months ended January 31, 2005.

On March 29, 2005 we filed a Current Report on Form 8-K relating to the issuance of $4,000,000 of our Series A 5% Convertible Preferred Stock.

On April 1, 2005 we filed a Current Report on Form 8-K/A relating to the issuance of $4,000,000 of our Series A 5% Convertible Preferred Stock.

                                   SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTIRE SYSTEMS INC.


/s/ Robert Rudman
---------------------------------
Robert V. Rudman
Director, President and Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date: June 14, 2005


/s/ Jeff Finkelstein
---------------------------------
Jeff Finkelstein
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date: June 14, 2005

                        Consolidated Financial Statements

                        Unaudited
                        (Expressed in United States dollars)

                        In accordance with United States Generally Accepted Accounting Principles

                        SMARTIRE SYSTEMS INC.

                        Nine months ended April 30, 2005 and 2004

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

=======================================================================================================
                                                                         April 30,             July 31,
                                                                              2005                 2004
-------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
Assets

Current assets:
      Cash and cash equivalents                                       $    420,270         $    112,951
      Receivables, net of allowance for doubtful accounts
        of nil (2004 - nil)                                                245,617              259,508
      Inventory                                                          3,285,197            3,245,807
      Prepaid expenses                                                     192,190              189,477
-------------------------------------------------------------------------------------------------------
                                                                         4,143,274            3,807,743

Capital assets                                                             721,745              824,616
Deferred financing costs                                                        --              157,020
Other assets (note 5)                                                    1,347,765            2,147,749
-------------------------------------------------------------------------------------------------------

                                                                      $  6,212,784         $  6,937,128
=======================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable and accrued liabilities                        $    839,030         $  1,293,251
      Deferred revenue                                                      11,389               10,830
      Promissory notes payable (note 6)                                         --            1,500,000
      Current portion of convertible debt                                1,189,615              271,257
-------------------------------------------------------------------------------------------------------
                                                                         2,040,034            3,075,338
Convertible debt, net of equity portion of $457,998
   (July 31, 2004 - $1,955,356) (note 7)                                   195,001              395,574

Preferred shares, net of equity portion of $3,999,999,                           1                   --
   subject to mandatory redemption (note 8)
Stockholders' equity:
      Share capital (note 9):
           Preferred shares, par value $1,000 Cdn per share:
                100,000 shares authorized
                Issued and outstanding: 25,000 series A
           Common shares, without par value:
                Unlimited shares authorized
                255,798,467 shares issued and outstanding at
                  April 30, 2005 (July 31, 2004 - 103,130,761)          65,627,789           58,368,020
      Additional paid-in capital                                        11,036,386            4,417,323
      Deficit                                                          (72,634,863)         (59,018,256)
      Accumulated other comprehensive loss                                 (51,564)            (300,871)
-------------------------------------------------------------------------------------------------------
                                                                         3,977,748            3,466,216
-------------------------------------------------------------------------------------------------------

                                                                      $  6,212,784         $  6,937,128
=======================================================================================================

Going concern (note 3)
Subsequent events (note 12)
Contingencies (note 13)

See accompanying notes to financial statements. Approved on behalf of the Board:


"Robert V. Rudman"       Director              "Bill Cronin"            Director
------------------------                       ------------------------

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                         Three months ended                           Nine months ended
                                               -----------------------------------         -----------------------------------
------------------------------------------------------------------------------------------------------------------------------
                                                   April 30,             April 30,             April 30,             April 30,
                                                        2005                  2004                  2005                  2004
------------------------------------------------------------------------------------------------------------------------------
Revenue                                        $     330,406         $     401,423         $   1,022,484         $   1,259,140

Cost of goods sold (including in the
   nine months ended April 30, 2005
   inventory write-down of $230,000)                 255,980               287,373               966,235             1,034,523
------------------------------------------------------------------------------------------------------------------------------
                                                      74,426               114,050                56,249               224,617

Expenses:
      Depreciation and amortization                  376,477               356,420             1,116,897             1,030,910
      Engineering, research and
        development                                2,086,354               454,715             3,083,704             1,201,634
      General and administrative                   3,170,568               560,871             4,550,610             1,841,877
      Marketing                                    1,368,330               468,312             2,275,843             1,329,636
------------------------------------------------------------------------------------------------------------------------------
                                                   7,001,729             1,840,318            11,027,054             5,404,057
------------------------------------------------------------------------------------------------------------------------------

Loss from operations                              (6,927,303)           (1,726,268)          (10,970,805)           (5,179,440)

Other earnings (expenses):
      Interest income                                  1,382                   849                 3,173                 5,416
      Net interest and financing
        expense                                     (188,491)           (1,214,435)           (2,763,609)           (2,960,488)
      Foreign exchange gain (loss)                   (14,355)              (10,405)              114,634                15,931
      Gain on settlement of convertible
        debt (note 7(a))                           1,822,033                    --             1,822,033                    --
------------------------------------------------------------------------------------------------------------------------------
                                                   1,620,569            (1,223,991)             (823,769)           (2,939,141)
------------------------------------------------------------------------------------------------------------------------------

Loss for the period                            $  (5,306,734)        $  (2,950,259)        $ (11,794,574)        $  (8,118,581)
==============================================================================================================================

Basic and diluted loss per share               $       (0.03)        $       (0.04)        $       (0.07)        $       (0.10)

Weighted average number of common
   shares used in the computation of
   basic and diluted loss per share              238,545,317            80,450,524           205,742,511            77,461,046

==============================================================================================================================

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss (Expressed in United States dollars)
Prepared in accordance with U. S. generally accepted accounting principles Nine months ended April 30, 2005 (unaudited) and year ended July 31, 2004 (audited)

=====================================================================================================================
                                                                   Common shares           Additional
                                                            --------------------------        paid-in
                                                                 Shares         Amount        capital         Deficit
                                                                                     $              $               $
---------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2003                                     55,039,065     48,204,995      6,681,893     (48,031,230)

Exercise of stock options for cash                               79,400         15,880             --              --
Intrinsic value of beneficial conversion feature of
   convertible debentures plus fair value
   of warrants issued                                                --             --      2,457,023              --
Conversion of convertible debentures and accrued
   interest to common shares allocated pro-rata
   between additional paid-in-capital and common
   shares, net of issuance  costs of $156,133                20,882,076      5,344,961     (2,788,277)             --
Exercise of warrants for cash, net of issuance
   costs of $78,370                                          12,463,231      3,702,985     (1,601,970)             --
Issuance of shares and warrants as fees for
   services received                                            200,000         34,800         63,375              --
Fair value of agent's warrants issued on private
   placement of convertible debentures                               --             --         15,699              --
Issuance of shares as fees on equity line of credit           3,605,769        375,000       (375,000)             --
Cash cost incurred for equity line                                   --             --        (35,420)             --
Shares issued upon draw downs on equity line of
   credit, net of issuance cost of $60,601                   10,861,220        689,399             --              --
Loss for the period                                                  --             --             --     (10,987,026)
Translation adjustment                                               --             --             --              --

---------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2004                                    103,130,761     58,368,020      4,417,323     (59,018,256)
=====================================================================================================================

Exercise of stock options for cash (note 9(c))                5,127,048        794,692       (640,881)             --
Conversion of convertible debentures and accrued
   interest to common shares allocated pro-rata between
   additional paid-in-capital and common shares (note 7)     37,883,920      1,615,292       (505,528)             --
Intrinsic value of beneficial conversion feature of
   convertible debt (note 7)                                         --             --      1,188,845              --
Settlement of convertible debt (note 7(a))                           --             --       (677,966)     (1,822,033)
Intrinsic value of beneficial conversion feature of
   preferred shares (note 8)                                         --             --      3,999,999              --
Financing cost related to preferred shares (note 8)                  --             --       (177,325)             --
Exercise of warrants for cash, net of issuance costs of
   $46,872 (note 9(a)(ii))                                   18,226,274      1,517,215     (1,017,299)             --
Exercise of warrants on a cashless basis (note 9(a))          6,789,809        654,216       (654,216)             --
Shares issued upon draw downs on equity line, net of
   issuance cost of $219,234 (note 9(a)(i))                  78,887,710      2,505,766         78,484              --
Shares issued as compensation for services (note 9(b))        5,752,945        172,588             --              --
Compensation expense (note 4)                                        --             --      5,024,950              --
Loss for the period                                                  --             --             --     (11,794,574)
Translation adjustment                                               --             --             --              --

---------------------------------------------------------------------------------------------------------------------
Balance at April 30, 2005                                   255,798,467     65,627,789     11,036,386     (72,634,863)
=====================================================================================================================

=======================================================================================================
                                                           Accum. other
                                                          comprehensive   Stockholders'   Comprehensive
                                                                   loss          equity   income (loss)
                                                                      $               $               $
-------------------------------------------------------------------------------------------------------
Balance at July 31, 2003                                       (568,354)      6,287,304      (9,505,692)

Exercise of stock options for cash                                   --          15,880              --
Intrinsic value of beneficial conversion feature of
   convertible debentures plus fair value
   of warrants issued                                                --       2,457,023              --
Conversion of convertible debentures and accrued
   interest to common shares allocated pro-rata
   between additional paid-in-capital and common
   shares, net of issuance  costs of $156,133                        --       2,556,684              --
Exercise of warrants for cash, net of issuance
   costs of $78,370                                                  --       2,101,015              --
Issuance of shares and warrants as fees for
   services received                                                 --          98,175              --
Fair value of agent's warrants issued on private
   placement of convertible debentures                               --          15,699              --
Issuance of shares as fees on equity line of credit                  --              --              --
Cash cost incurred for equity line                                   --         (35,420)             --
Shares issued upon draw downs on equity line of
   credit, net of issuance cost of $60,601                           --         689,399              --
Loss for the period                                                  --     (10,987,026)    (10,987,026)
Translation adjustment                                          267,483         267,483         267,483
                                                                                            -----------

-------------------------------------------------------------------------------------------------------
Balance at July 31, 2004                                       (300,871)      3,466,216     (10,719,543)
=======================================================================================================

Exercise of stock options for cash (note 9(c))                       --         153,811              --
Conversion of convertible debentures and accrued
   interest to common shares allocated pro-rata between
   additional paid-in-capital and common shares (note 7)             --       1,109,764              --
Intrinsic value of beneficial conversion feature of
   convertible debt (note 7)                                         --       1,188,845              --
Settlement of convertible debt (note 7(a))                           --      (2,499,999)             --
Intrinsic value of beneficial conversion feature of
   preferred shares (note 8)                                         --       3,999,999              --
Financing cost related to preferred shares (note 8)                  --        (177,325)             --
Exercise of warrants for cash, net of issuance costs of
   $46,872 (note 9(a)(ii))                                           --         499,916              --
Exercise of warrants on a cashless basis (note 9(a))                 --              --              --
Shares issued upon draw downs on equity line, net of
   issuance cost of $219,234 (note 9(a)(i))                          --       2,584,250              --
Shares issued as compensation for services (note 9(b))               --         172,588              --
Compensation expense (note 4)                                        --       5,024,950              --
Loss for the period                                                  --     (11,794,574)    (11,794,574)
Translation adjustment                                          249,307         249,307         249,307
                                                                                            -----------

-------------------------------------------------------------------------------------------------------
Balance at April 30, 2005                                       (51,564)      3,977,748     (11,545,267)
=======================================================================================================

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)

==============================================================================================================================
                                                                           Three months ended                Nine months ended
                                                                       April 30,    April 30,       April 30,        April 30,
                                                                            2005         2004            2005             2004
------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for):

Operating activities:
      Loss for the period                                          $(5,306,734)  $ (2,950,259)   $(11,794,574)    $ (8,118,581)
      Items not affecting cash:
           Depreciation and amortization                               376,477        356,420       1,116,897        1,030,910
           Stock-compensation expense                                5,024,950             --       5,197,538               --
           Non-cash interest, penalties and finance charges            144,866      1,111,447       2,607,518        2,770,483
           Inventory write-down                                             --             --         200,000               --
           Issuance of shares and warrants for services received            --             --              --           82,838
           Gain on settlement of convertible debt (note 7(a))       (1,822,033)            --      (1,822,033)              --
      Change in non-cash working capital:
           Receivables                                                  28,024        163,076          25,969           86,722
           Deferred revenue                                                 --         14,703              --           15,415
           Inventory                                                    98,158       (235,644)        (38,681)      (1,991,079)
           Prepaid expenses                                             75,205        (92,081)          8,891         (138,511)
           Accounts payable and accrued liabilities                     54,256        138,090        (528,362)         135,752
------------------------------------------------------------------------------------------------------------------------------
      Net cash used in operating activities                         (1,326,831)    (1,494,248)     (5,026,837)      (6,126,051)

Investing activities:
      Purchase of capital assets                                        (3,408)      (206,138)        (28,918)        (441,619)

Financing activities:
      Cash received on exercise of stock options                       153,811             --         153,811           15,880
      Cash received on exercise of warrants (note 9(a))                     --         52,000         546,788        2,059,385
      Proceeds from equity line of credit (note 9(a))                       --             --       2,725,000               --
      Proceeds from convertible debt (note 7)                          457,999             --       3,152,999        2,725,000
      Proceeds from preferred shares (note 8)                        4,000,000             --       4,000,000               --
      Proceeds from promissory notes (note 6)                          350,000        750,000         875,000          750,000
      Repayment of convertible debentures                           (2,957,999)       (14,583)     (2,957,999)         (14,583)
      Financing costs                                                 (180,000)       (27,900)       (695,478)        (437,696)
      Repayment of promissory notes (note 6)                          (350,000)            --      (2,375,000)              --
------------------------------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                          1,473,811        759,517       5,425,121        5,097,986

Effect of exchange rate differences on cash and cash equivalents        29,038       (140,717)        (62,047)         (88,406)
------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                       172,610     (1,081,586)        307,319       (1,558,090)

Cash and cash equivalents, beginning of period                         247,660      1,367,190         112,951        1,843,694
------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                          $    420,270   $    285,604    $    420,270     $    285,604
==============================================================================================================================

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows (Continued)
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

====================================================================================================================================
                                                                                  Three months ended               Nine months ended
                                                                          April 30,        April 30,       April 30,       April 30,
                                                                               2005             2004            2005            2004
------------------------------------------------------------------------------------------------------------------------------------
Supplementary information:
Interest and finance charges paid                                         $   59,761      $  114,007      $  156,091      $  190,005
Non-cash investing and financing activities:
   Conversion of convertible debentures to common shares                     245,444         528,182       1,102,832       2,084,485
   Fair value of agents warrants issued in conjunction with private
     placements                                                                   --              --              --          15,699
   Financing costs included in accounts payable                                   --          45,000              --          45,000
   Shares issued for services                                                                     --         172,588              --

====================================================================================================================================

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)

Nine months ended April 30, 2005 and 2004

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

      The disclosures in these statements do not conform in all respects to the requirements of generally accepted accounting principles for annual financial statements. These statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These statements should be read in conjunction with the significant accounting policies and other information in the Company's most recent annual financial statements which are included in the Company's annual report on Form 10-KSB for the year ended July 31, 2004.

2.    Operations:

      The Company and its subsidiaries develop and market products incorporating wireless data transmission and processing technologies for the automotive and transportation industries. The Company's primary product is a wireless tire monitoring system which it currently markets for use on passenger vehicles, motorcycles, recreational, commercial and industrial vehicles. All sales of its product are made in these industry segments.

3.    Going concern:

      The Company requires additional financing to fund its operations. The Company has incurred recurring operating losses and has a deficit of $72,634,863 and working capital of $2,103,240 as at April 30, 2005. During the nine months ended April 30, 2005, the Company used cash of $5,055,755 in operating and investing activities.

      The Company is pursuing various alternatives to meet its immediate and long-term financial requirements. During the nine months ended April 30, 2005, the Company realized net cash proceeds of $5,425,121 from financing activities to fund its operations. The Company also has an undrawn equity line of credit of $11,525,000 as at April 30, 2005 to fund future operations. Subsequent to the period end this equity line was replaced by a $30 million equity line of credit (note 12(a)). There can be no assurance that the Company can draw down amounts under the equity line of credit when required and that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)

Nine months ended April 30, 2005 and 2004

--------------------------------------------------------------------------------

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

      FAS 123 uses the fair value method of calculating the cost of stock option grants. Had compensation cost for employee stock options been determined by this method, net loss and net loss per share would have been as follows:

      ===============================================================================================================
                                                        Three months ended                    Nine months ended
                                                -------------------------------       -------------------------------
                                                   April 30,          April 30,          April 30,          April 30,
                                                        2005               2004               2005               2004
      ---------------------------------------------------------------------------------------------------------------
      Net loss:
           As reported                          $ (5,306,734)      $ (2,950,259)      $(11,794,574)      $ (8,118,581)
           Stock-based compensation
             expense (recovery) recognized
             using intrinsic value method
             (variable award)                      5,024,950                 --          5,024,950                 --
           Stock-based compensation
             expense determined under fair
             value based method for
             all awards                               (4,507)           111,910         (1,087,519)        (1,264,063)
      ---------------------------------------------------------------------------------------------------------------

      Pro forma                                 $   (286,291)      $ (2,838,349)      $ (7,857,143)      $ (9,382,644)
      ===============================================================================================================

      Basic and diluted loss per share:
           As reported                          $      (0.03)      $      (0.04)      $      (0.07)      $      (0.10)
           Pro forma                                   (0.01)             (0.04)             (0.05)             (0.12)
      ===============================================================================================================

      The Company recognizes compensation expense on a straight-line basis over the vesting period beginning on the date the stock option is granted.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)

Nine months ended April 30, 2005 and 2004

--------------------------------------------------------------------------------

4.    Significant accounting policy (continued):

      The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions.

      ==========================================================================
                                                         April 30,     April 30,
                                                              2005          2004
      --------------------------------------------------------------------------

      Expected dividend yield                                   0%            0%
      Expected stock price volatility                         140%          135%
      Risk-free interest rate                                3.74%         4.13%
      Expected life of options and warrants                5 Years       2 Years
      ==========================================================================

      Weighted-average fair values of options granted during the period are as follows:

      ==========================================================================
                                                          April 30,    April 30,
                                                               2005         2004
      --------------------------------------------------------------------------

      Options whose exercise price at date of grant:
           Equals the market price of stock                   $0.03        $  --
           Exceeds the market price of stock                   0.02         0.16
           Is less than the market price of stock                --           --
      ==========================================================================

      The Company recognizes compensation expense for stock options, common stock and other instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are performed and the instrument is earned.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)

Nine months ended April 30, 2005 and 2004

--------------------------------------------------------------------------------

5.    Other assets:

      The rights are being amortized over five years on a straight-line basis.

      ================================================================================
                                                           Accumulated        Net book
      April 30, 2005                              Cost    amortization           value
      --------------------------------------------------------------------------------
      OEM - most medium and heavy duty
        trucks                              $1,737,500      $1,473,491      $  264,009
      OEM - all other vehicles               3,300,000       2,216,244       1,083,756
      --------------------------------------------------------------------------------

                                            $5,037,500      $3,689,735      $1,347,765
      ================================================================================

      Management believes that the net book value of its other assets of $1,347,765 as at April 30, 2005 is recoverable based on expectations of future cash flows from the Company's future sales of tire monitoring systems. Management's belief is based on an undiscounted cash flow analysis of management's current best estimate of projected annual sales to the passenger vehicle and light truck OEM market plus management's projected sales to the heavy truck OEM market.

6.    Promissory notes:

      (a) On November 16, 2004, the Company received gross proceeds of $250,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. There were no fees on the note. The note bears interest at a rate of 12% per annum and was repayable on December 15, 2004.

      (b) On November 30, 2004, the Company received gross proceeds of $275,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. The note bore interest at a rate of 12% per annum and was repaid on December 30, 2004. As a commitment fee, the holder of the note received $27,500.

      (c) On February 9, 2005, the Company received gross proceeds of $350,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. The note bore interest at a rate of 10% per annum and was repaid on March 16, 2005. As a commitment fee, the holder of the note received $35,000.

      (d) During the nine months ended April 30, 2005, the Company repaid $2,375,000 of principal and $61,462 in interest on its promissory notes.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)

Nine months ended April 30, 2005 and 2004

--------------------------------------------------------------------------------

7.    Convertible debt:

      =================================================================================================
                                                                                             Balance to
                                                         Redemption              Debt       be accreted
                                                      value of debt         component     to operations
      -------------------------------------------------------------------------------------------------
      Balance as at July 31, 2003                       $ 1,966,667       $         3       $ 1,966,664

           Issuance of 11% discounted convertible
             debenture with cash finance cost of
             $264,894 and discount of $768,590            3,493,590         1,036,567         2,457,023

           Accretion of deemed debt discount to
             interest expense                                    --         3,236,921        (3,236,921)

           Discount in convertible debentures                    --          (768,590)          768,590

           Conversion of 7%, 8% and $840,681 of
             discounted convertible debentures to
             common shares                               (2,532,355)       (2,532,355)               --

           Cash payment on discounted convertible
             debentures                                    (305,715)         (305,715)               --
      -------------------------------------------------------------------------------------------------

      Balance as at July 31, 2004                         2,622,187           666,831         1,955,356

           Issuance of 5% convertible debenture with
             cash finance cost of $ 323,239 (note a)      2,695,000         1,964,153           730,847

           Accretion of deemed debt to interest
             expense (note d)                                    --         2,008,237        (2,008,237)

           Penalties and premiums accrued for
             default on convertible debentures (note d)     128,259           128,259                --

           Conversion of $60,000 of 8% and $1,042,832
             discounted convertible debentures to
             common shares (note b)                      (1,102,832)       (1,102,832)               --

           Cash payment on discounted convertible
             debentures (note b)                           (381,666)         (381,666)               --

           Premiums paid on repayment of discounted
             convertible debentures (note b)                (76,333)          (76,333)               --

           Repayment of 5% convertible debentures
             (note a)                                    (2,500,000)       (1,822,034)         (677,966)

           Issuance of 5% convertible debenture (note c)    457,999                 1           457,998
      -------------------------------------------------------------------------------------------------

      Balance as at April 30, 2005                        1,842,614         1,384,616           457,998
      Current portion of convertible debt                 1,189,615         1,189,615                --
      -------------------------------------------------------------------------------------------------

                                                        $   652,999       $   195,001       $   457,998
      =================================================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)

Nine months ended April 30, 2005 and 2004

--------------------------------------------------------------------------------

7.    Convertible debt (continued):

      At April 30, 2005, $215,000 of the 8% convertible debentures issued on July 17, 2003, $974,615 of the convertible debentures issued at a 22% original discount from the face principal amount on December 24, 2004 and principal of $195,000 and $457,999 of the two 5% convertible debentures were outstanding.

      (a) On December 15, 2004, the Company closed two private placements of 5% convertible debentures for gross proceeds of $2,695,000 and net cash proceeds of $2,394,644. Advisors to the transactions received cash commissions of $279,250. Additional expenses related to these offerings were $21,106. The financing cost was recorded as deferred financing cost and was amortized over the lesser of the life of the convertible debentures or the date of redemption or conversion into common shares.

            Principal under convertible debentures was convertible at the option of the holder as per the terms of the agreement.

            The Company also had the right to redeem the convertible debentures, in whole or in part, at 120% of the face value of each convertible debenture and the investor to receive 50,000 redemption warrants for every $100,000 redeemed.

            For accounting purposes the Company calculated the intrinsic value of the beneficial conversion feature amounting to $730,847 and recorded it as additional paid-in capital. The remaining value of $1,964,153 is recorded as a liability and accreted to its face value of $2,695,000 over the maturity period.

            The $2,500,000 convertible debenture was due and payable at maturity on December 15, 2007.

            Interest on the remaining outstanding principal under the convertible debentures that aggregate $195,000 is payable semi-annually beginning June 15, 2005 and every subsequent six month period that the principal balance remains unpaid. The maturity date for these convertible debentures is December 15, 2006.

            On March 22, 2005, the Company settled the $2,500,000 convertible debt. For accounting purposes, the consideration paid was allocated between equity and liability components based on the intrinsic value of the beneficial conversion option as equity and the remaining amount as liability at the date of transaction. The difference between the carrying value of liability and equity components and fair value of the consideration paid was charged to income and deficit respectively. This resulted in a gain on settlement of $1,822,003 being recorded in statement of operations and a charge to deficit of the same amount.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)

Nine months ended April 30, 2005 and 2004

--------------------------------------------------------------------------------

7.    Convertible debt (continued):

      (b) During August 2004, the Company defaulted on payments to holders of its discounted convertible debentures. In response to the default, certain debenture holders filed legal actions against the Company. On September 24, 2004, the Company and holders of the discounted convertible debentures signed an agreement which provided for: withdrawal of legal action; an immediate exercise of 18,226,274 warrants at $0.03 for gross proceeds to the Company of $546,788; conversion of $734,388 of discounted debentures into 24,479,630 common shares; a lock-up provision that establishes a daily limit on the number of shares that can be traded by the debenture holders. In addition, the holders of $308,444 of discounted debentures and $60,000 of 8% debentures converted these debentures to common shares.

            On April 27, 2005, the Company entered into a redemption, release and settlement agreement with two holders of the Company's discounted convertible debentures. Pursuant to such redemption, the Company made cash payments of $457,999. This payment included a 20% premium amounting to $76,333.

      (c) On May 20, 2005, the Company finalized the agreement to issue a $1,500,000 one year 5% debenture convertible at the option of the holder at $0.028 per share and matures on May 20, 2006. Between April 25 and April 29, 2005, funds for $1,100,000 of the convertible debenture were placed in escrow with the Company's legal council. From escrow, $457,999 was paid on April 27, 2005 to two debenture holders to redeem their convertible debentures and is recorded as an issuance of new debt. For accounting purposes, the Company calculated the intrinsic value of the beneficial conversion feature amounting to $457,998 and recorded it as additional paid-in capital. The remaining value of $1 is recorded as a liability and accreted to its face value of $457,999 over the maturity period.

      (d) The Company was in violation of all convertible debenture agreements at January 31, 2005 and at April 30, 2005 with the exception of new 5% convertible debentures issued in April 2005 as a registration statement was not filed with the Securities and Exchange Commission on the date specified in the agreements. As a result of this violation, the Company accreted interest to adjust the carrying value of the convertible debentures to their redemption value. The Company also accrued penalties and premiums of $128,259.

            On April 21, 2005, a holder of discounted debentures in the amount of $91,726 filed a legal claim against the Company demanding a conversion of debenture into common shares at $0.01 per share (note
            13).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)

Nine months ended April 30, 2005 and 2004

--------------------------------------------------------------------------------

8.    Preferred shares subject to mandatory redemption:

      On March 22, 2005, the Company closed a private placement of 5% convertible Class A preferred shares for gross proceeds of $4,000,000 and net cash proceeds of $3,865,000. Advisors to the transactions received cash commission of $115,000. Additional expenses related to this offering were $20,000. Proceeds of $2,850,000 from this financing were used to settle $2,500,000 convertible debenture entered into on December 15, 2004 and $350,000 promissory note entered into on February 9, 2004.

      Principal under convertible preferred shares may be converted into common shares by the holder in whole or in part from time to time at a conversion price of $0.01. Upon providing 3 business days advance written notice to holders, during which time the holder may elect to convert up to all of their convertible preferred stock, the Company may redeem up to 80% of the convertible preferred stock, in whole or in part, at 120% of the face value. The $4,000,000 convertible preferred stock is due and payable at maturity on December 22, 2006.

      While the legal form of this financial instrument is that of preferred shares, due to the mandatory redemption on December 22, 2006, the substance of the instrument is that of a financial liability. For accounting purposes, these shares are considered to have both a debt and equity component. The equity component is related to the intrinsic value of the beneficial conversion feature at the issuance of the instrument and it equalled $3,999,999. The equity component value is recorded as additional paid-in capital. The remaining value of $1 is recorded as a liability. The carrying value of the liability portion is being accreted to its retraction value of $4,000,000, over a period from the date of issuance to its maturity date of December 22, 2006. Total financing costs of $135,000 is charged to additional paid-in capital as substantially all the value of preferred shares is treated as equity.

      As at April 30, 2005, the Company was in violation of preferred share agreements as a registration statement was not filed with the Securities and Exchange Commission on the date specified in the agreement. The Company has received an extension from the preferred shareholders to file a registration statement by June 30, 2005 and has received a waiver for any penalties. If the registration statement is not filed by the Company by this date, the entire amount of $3,999,999 will be accreted to the income statement as an interest charge.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)

Nine months ended April 30, 2005 and 2004

--------------------------------------------------------------------------------

9.    Share capital:

      (a) During the nine months ended April 30, 2005, the Company realized gross cash proceeds of $3,271,788 and net cash proceeds of $3,084,166 as follows:

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

      (c) A summary of stock option transactions and balances during the period ended April 30, 2005 is as follows:

            ====================================================================
                                                                        Weighted
                                                                         average
                                                      Options           exercise
                                                  outstanding              price
            --------------------------------------------------------------------
            Balance at July 31, 2004                8,469,800        $      0.63

                 Options granted                   40,320,000               0.03
                 Options exercised                 (5,127,048)              0.03
                 Options forfeited                   (920,000)              0.93
            --------------------------------------------------------------------

            Balance at April 30, 2005              42,742,752        $      0.13
            ====================================================================

            All options outstanding, with the exception of 200,000 options, as at April 30, 2005 are fully vested.

            Stock compensation expense of $640,881 related to options exercised was reclassified from additional paid-in capital to share capital.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)

Nine months ended April 30, 2005 and 2004

--------------------------------------------------------------------------------

9.    Share capital (continued):

      (d) During April 2005, the Company received notices of a cashless warrant exercise from holders of the discounted convertible debentures to exercise 8,386,750 warrants. The exercise price of these warrants was $0.028. In response, the Company issued 6,789,809 shares of common stock to the warrant holders.

      (e) As at April 30, 2005, warrants outstanding were exercisable for 10,759,861 (July 31, 2004-37,483,485) common shares of the Company.
            The warrants entitle the holders to purchase common shares of the Company at prices ranging from $0.028 to $2.80 per share that expire on various dates until June 30, 2009.

10.   Related party transactions:

      During the nine months ended April 30, 2005, the Company incurred expenses of $60,000 (2004 - nil) for a research report to a company in which a director of the Company has significant influence.

11.   Segmented information:

      The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

      Revenue from external customers:

      ==========================================================================
                               Three months ended           Nine months ended
                            ------------------------    ------------------------
                             April 30,     April 30,     April 30,     April 30,
                                  2005          2004          2005          2004
      --------------------------------------------------------------------------
      United Kingdom        $  157,827    $   31,027    $  507,520    $  153,312
      United States            119,533       164,798       372,075       423,334
      Korea                      4,217         1,350        30,423        93,619
      China                         --       141,488        15,998       453,877
      Germany                   21,917        17,244        32,378        33,339
      Other                     26,912        45,516        64,090       101,659
      --------------------------------------------------------------------------

                            $  330,406    $  401,423    $1,022,484    $1,259,140
      ==========================================================================

      As at April 30, 2005, 53% (July 31, 2004-53%) of the Company's fixed assets were in Canada, 18% (July 31, 2004 - 17%) were in Europe and 29% were in Korea (July 31, 2004 - 30%).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)

Nine months ended April 30, 2005 and 2004

--------------------------------------------------------------------------------

11.   Segmented information (continued):

      Major customers, representing 10% or more of total sales, include:

      ==========================================================================
                               Three months ended           Nine months ended
                             -----------------------     -----------------------
                             April 30,     April 30,     April 30,     April 30,
                                  2005          2004          2005          2004
      --------------------------------------------------------------------------
      Customer A              $103,832      $ 18,907      $393,184      $ 98,380
      Customer B                50,947        20,542       159,510        33,431
      Customer C                    --       141,488        15,998       423,945

      ==========================================================================

12.   Subsequent events:

      (a) On May 20, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners which provides for the potential issuance and sale of up to $30.0 million of our common stock to Cornell Capital Partners. Under this arrangement, the Company, at its sole discretion, may draw down on this facility, from time to time over a period of 24 months after the effective date of registration statement to be filed with Securities and Exchange Commission or until Cornell Capital Partners purchases $30.0 million of shares of our common stock, whichever occurs first. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay 98% of the lowest closing bid price of our common stock on the OTC Bulletin Board for the five trading days immediately following the date of the notice for the draw down. The amount of each advance is subject to a maximum of $1.0 million per advance, with a minimum of five trading days between advances. Cornell Capital Partners intends to sell the shares purchased under the Standby Equity Distribution Agreement at the then prevailing market price. In addition, Cornell Capital Partners may deduct the amount of any fees, expenses and disbursements that we have not paid from any advance. This Standby Equity Distribution Agreement replaced the Company's previous $15.0 million Standby Equity Distribution Agreement, dated May 19, 2004, with Cornell Capital Partners, which was terminated by the parties.

      (b) On May 20, 2005, the Company also entered into a Securities Purchase Agreement with Cornell Capital Partners. In accordance with the Securities Purchase Agreement, we issued to Cornell Capital Partners for a purchase price of $1,500,000 million, a 5% convertible debenture that is convertible, at the option of Cornell Capital Partners into shares of our common stock at a price of $0.028 per share and matures on May 20, 2006 (note 7(c)).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)

Nine months ended April 30, 2005 and 2004

--------------------------------------------------------------------------------

12.   Subsequent events (continued):

      (c) Between May 2, 2005 and May 23, 2005, the company entered into release, redemption and settlement agreements whereby it redeemed $863,581 of discounted convertible debentures. Consideration consisted of $408,067 and the issuance of 9,738,759 shares of common stock which were issued at an effective conversion price of $0.028 per share.

13.   Contingencies:

      As described in note 12 (c) the company has settled a series of discounted convertible debentures with the exception of one with a carrying value of $91,726. On April 21, 2005, one holder of this discounted debenture in the amount of $91,726 provided the Company with notice of a summons with the Supreme Court of the State of New York. The holder is alleging that the Company wrongfully refused to honor its request to convert this debt into 9,268,875 common shares of the Company. The holder is seeking issuance of these shares and damages and attorneys fees. It is not possible to determine whether the debenture holder will be successful in their legal action. The Company has recorded a liability of $128,259 which includes the original principal, premium and penalties.

14. Differences between Canadian and United States Generally Accepted Accounting Principles and Practices:

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)

Nine months ended April 30, 2005 and 2004

--------------------------------------------------------------------------------

14. Differences between Canadian and United States Generally Accepted Accounting Principles and Practices (continued):

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

            Prior to 2003, under Canadian GAAP, no compensation was recorded for employee options. Subsequent to August 1, 2003, the Company elected to use the fair-value based method under Canadian GAAP, on a prospective basis, to record compensation expense for options. Had the Company determined compensation expense for option grants made to employees after July 31, 2002 based on the fair values at grant dates of the stock options consistent with the fair value method, the Company's loss and loss per share would have been as follows:

            =====================================================================================================
                                                     Three months ended                    Nine months ended
                                                -----------------------------       -----------------------------
                                                   April 30,        April 30,         April 30,         April 30,
                                                        2005             2004              2005              2004
            -----------------------------------------------------------------------------------------------------
            Net loss:
              As reported                       $(1,750,749)      $(2,243,554)      $(8,621,025)      $(6,966,770)
              Stock-based compensation
                 expense included in reported
                 net loss                             4,508             7,973         1,089,282         1,125,667
                 Stock-based compensation
                   expense determined under
                   fair value based method
                   for all awards                    (4,508)          115,643        (1,087,519)       (1,230,338)
            -----------------------------------------------------------------------------------------------------

            Pro forma                           $(1,750,749)      $(2,119,938)      $(8,619,262)      $(7,071,441)
            =====================================================================================================

            Basic and diluted loss per share:
              As reported                       $     (0.01)      $     (0.04)      $     (0.05)      $     (0.10)
              Pro forma                               (0.01)            (0.03)            (0.04)            (0.09)

            =====================================================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)

Nine months ended April 30, 2005 and 2004

--------------------------------------------------------------------------------

14. Differences between Canadian and United States Generally Accepted Accounting Principles and Practices (continued):

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

      (d) Under US GAAP, the discount on convertible debt is netted against the value of debenture, and debt issuance cost is recorded as deferred financing cost and is amortized over the maturity period. Under Canadian GAAP, the discount is recorded as deferred financing cost and is being amortized over the maturity period. Debt issuance cost is charged to equity.

      (e) For US GAAP, on settlement of a debenture, a gain was recorded in the statement of operations of $1,822,033 and a charge to retained earnings was recorded for the same amount (note 7(a)). For Canadian GAAP, no gain arises, since the carrying value of liability and equity component of the debenture is the same as the allocated fair values between liability and equity of the consideration paid.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)

Nine months ended April 30, 2005 and 2004

--------------------------------------------------------------------------------

14. Differences between Canadian and United States Generally Accepted Accounting Principles and Practices (continued):

      ===============================================================================================================
                                                        April 30, 2005                        July 31, 2004
                                                -------------------------------       -------------------------------
      Consolidated                                  Canadian                 US           Canadian                 US
      balance sheets                                    GAAP               GAAP               GAAP               GAAP
      ---------------------------------------------------------------------------------------------------------------
      Current assets                            $  4,143,274       $  4,143,274       $  3,807,743       $  3,807,743
      Capital assets                                 721,745            721,745            824,616            824,616
      Deferred financing costs (d)                        --                 --            443,016            157,020
      Other assets                                 1,347,765          1,347,765          2,147,749          2,147,749
      Current liabilities (c)                      2,040,034          2,040,034          2,804,081          3,075,338
      Long term convertible
        debentures (c)                               195,001            195,001                  1            395,574
      Preferred shares subject to
        mandatory redemption                               1                  1                 --                 --
      Stockholders' equity                         3,977,748          3,977,748          4,419,042          3,466,216
      ===============================================================================================================

      ===============================================================================================================
                                                        Three months ended                   Nine months ended
                                                -------------------------------       -------------------------------
                                                   April 30,          April 30,          April 30,          April 30,
                                                        2005               2004               2005               2004
      ---------------------------------------------------------------------------------------------------------------
      Net loss in accordance with
        U.S. GAAP                               $ (5,306,734)      $ (2,950,259)      $(11,794,574)      $ (8,118,581)
      Effects of differences in accounting for:
        Stock based compensation expense
           under U.S. GAAP (b)                     5,024,950                 --          5,024,950                 --
        Stock based compensation
           recovery under Canadian GAAP (b)           (4,508)            (7,973)        (1,089,282)        (1,125,667)
        Interest accretion and amortization of
           debenture finance costs recorded
           under US GAAP (c) (d)                     357,576            782,196          2,439,497          2,409,906
        Interest accretion and amortization of
           debenture finance cost under
           Canadian GAAP (d)                              --            (67,518)        (1,379,583)          (132,428)
        Gain on settlement of convertible
           debt (e)                               (1,822,033)                --         (1,822,033)                --
      ---------------------------------------------------------------------------------------------------------------

        Net loss in accordance with Canadian
           GAAP                                   (1,750,749)        (2,243,554)        (8,621,025)        (6,966,770)
        Beginning deficit in accordance with
           Canadian GAAP                         (59,534,828)       (46,486,028)       (51,971,332)       (41,762,812)
        Interest on convertible debentures and
           amortization of financing charges (d)    (362,543)          (646,857)        (1,055,763)          (646,857)
      ---------------------------------------------------------------------------------------------------------------
        Ending deficit in accordance with
           Canadian GAAP                        $(61,648,120)      $(49,376,439)      $(61,648,120)      $(49,376,439)
      ===============================================================================================================
        Basic and diluted loss per share (in
           accordance with Canadian GAAP)       $      (0.01)      $      (0.04)      $      (0.05)      $      (0.10)

      ===============================================================================================================

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)

Nine months ended April 30, 2005 and 2004

--------------------------------------------------------------------------------

15.   Comparative figures:

      Certain figures have been reclassified to conform to the financial statement presentation adopted for the current year.