Form 10KSB
period 2005-07-31
SMARTIRE SYSTEMS INC
filed 2005-10-28
CIK 1057293

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             FORM 10-KSB (MARK ONE)

  |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2005

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

|X| Yes |_| No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

State issuer's revenues for its most recent fiscal year: $1,463,460.

At October 14, 2005, the aggregate market value of common stock held by non-affiliates was approximately $23,252,840 based upon the closing price of $.084 reported for such date on the OTC Bulletin Board.

The number of shares outstanding of our Company's common stock at October 15, 2005 was 283,709,549.

Transitional Small Business Disclosure Format (check one):

|_| Yes |X| No

Portions of the definitive Proxy Statement to be filed within 120 days of July 31, 2005, pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III hereof .

                                      INDEX

                                                                            Page
                                                                          Number
PART I

Item 1.   Description of Business                                              3

Item 2.   Description of Property                                             13

Item 3.   Legal Proceedings                                                   13

Item 4.   Submission of Matters to a Vote of Security Holders                 14

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters
          and Small Business Issuer Purchases of Equity Securities            15

Item 6.   Management's Discussion and Analysis or Plan of Operation           16

Item 7.   Financial Statements                                                26

Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure                                 26

Item 8A.  Controls and Procedures                                             26

Item 8B.  Other Information                                                   27

PART III                                                                      27

Item 13.  Exhibits                                                            27

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

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We develop and market technically advanced tire pressure monitoring systems ("TPMSs") for the transportation and automotive industries that monitor tire pressure and tire temperature. Our TPMSs are designed for improved vehicle safety, performance, reliability and fuel efficiency. Although, 60% of our revenues in fiscal 2005 (76 % in fiscal 2004) were earned from the sale of TPMSs for passenger cars, sales of our bus, recreational, truck and motorcycle TPMSs increased as a percentage of our overall revenues. Based on market demand, we anticipate an increase in our total revenues and a continued increase in the percentage of our revenues from sales of our TPMSs for the bus, recreational, truck and motorcycle markets during fiscal 2006.

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

We are a "foreign private issuer", as such term is defined in Rule 3b-4 under the Securities Exchange Act of 1934. However, we have elected to file with the SEC the same reports that a domestic registrant would be required to file under section 13(a) of the Securities Exchange Act of 1934.

Although we currently sell only TPMSs for passenger cars, buses, recreational vehicles, trucks and motorcycles, our vision is to become the preeminent provider of wireless sensing and control systems for the vehicle industry. Our vision may be extended to three basic types of systems: sensing, control and system applications.

Sensing Applications

Our vision is to commercialize a wide array of sensors, compatible with our TPMSs for the vehicle industry. We developed a receiver module with Vansco that functions as a "wireless gateway" that we began shipping to customers in August 2005. This module can wirelessly receive signals from up to 256 new sensors in addition to signals from tire pressure sensors. The data from these sensors can then be placed on the vehicle bus or on a display module. This ensures that the driver, maintenance group or monitoring agencies have access to the sensor data as required. In addition to tire pressure monitoring, customers would have the ability to access far more data on their vehicle. This translates to a higher value proposition to the customer, while giving us the ability to sell more products. We plan to develop one additional application in the next year that can be integrated into our receiver module.

Control Applications

A natural evolution of our product family is to use the "wireless gateway" module to not only receive signals from sensors but to act on the data received.

The basic premise is based on using sensors to interpret a condition and then have the "wireless gateway" module send a control signal to a device to perform a specified action based on the sensor output. For example, when the "wireless gateway" module receives data from a tire sensor it can control a "horn" to provide an audible warning, activate a lamp or provide information to a vehicle display control.

We are currently evaluating a number of other control applications.

Corporate History

We were incorporated under the laws of the Province of British Columbia as TTC/Truck Tech Corp. on September 8, 1987. We were initially formed to develop and market remote data sensing, transmission and processing products incorporating patented technologies to satisfy emerging market requirements in the transportation industry.

Our company was continued under the Business Corporations Act (Yukon Territory) effective February 6, 2003. As a result, our Memorandum and Articles that constituted our constitutional documents while we were a British Columbia company have been superseded and replaced by Articles of Continuance filed with the Yukon Registrar of Corporations under section 190 of the Business Corporations Act (Yukon Territory) and Bylaw No. 1, being a bylaw adopted by our Board of Directors relating generally to the transaction of the business and affairs of our company. Our continuance as a Yukon corporation was approved by special resolution adopted by our shareholders at the annual and extraordinary general meeting held on December 12, 2002. Effective December 10, 2004, we filed a Certificate of Amendment with the Yukon Registrar of Corporations to our Articles of Incorporation to increase the number of our authorized shares of common stock from 300,000,000 shares to an unlimited number of shares. On March 18, 2005, we filed articles of amendment to our articles of incorporation which set forth all the rights and preferences of the series A 5% convertible preferred stock.

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

On December 6, 1996, we acquired the Low Tire Pressure Warning Division of EPIC Technologies, Inc. of Norwalk, Ohio. The assets that we acquired from EPIC Technologies included specialized testing equipment, patents and certain contractual rights, including the rights under a production program that EPIC had established with Ford Motor Company. Under that production program, the Low Tire Pressure Warning System that we acquired from EPIC Technologies was offered by Ford Motor Company as an option on Lincoln Continentals until the end of December 2001 when that particular model was discontinued.

Our acquisition of EPIC Technologies' Low Tire Pressure Warning Division accelerated our entry into the passenger car market. Recognizing the emerging demand for TPMSs in passenger cars and light trucks, we modified the new car version of the technology that we had acquired from EPIC Technologies for use in existing vehicles. This product was launched into the automotive aftermarket in June 1997 to support the market introduction of run-flat tires. Automotive aftermarket products are sold as optional add-on products for automobiles and are produced by third-party suppliers such as our company. The aftermarket consists of retailers including tire retailers, automotive electronic stores and accessory shops, which sell products directly to consumers. Aftermarket products are distinguishable from OEM products that are sold as options offered directly by or through the manufacturer of the automobile. OEM products may be produced by third party suppliers as well, but are sold to automobile manufacturers rather than to end-users. The TPMSs that we supplied to Ford Motor Company for use on Lincoln Continentals is an example of an OEM product.

On April 20, 1998, we established a strategic alliance with TRW Inc., a large U.S.-based automotive parts supplier. The strategic alliance was founded on four agreements between the parties: an Equity Agreement, a Cooperation Engineering Agreement, an Original Equipment Manufacturer License Agreement and a Manufacturing Agreement. The agreements provided for joint engineering and development activities between the parties, and TRW was granted exclusive marketing and distribution rights for some of our products. In addition, TRW had exclusive rights in the original equipment market for any tire monitoring products that it developed jointly with us and we had exclusive rights in the automotive aftermarket.

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

In December 2002, we entered into an eight-year supply commitment letter for TPMSs to be offered as part of the OEM package on certain vehicles produced by Aston Martin. We are committed to supply the systems in response to purchase orders submitted by Aston Martin from time to time. Aston Martin initially installed TPMSs on the V12 Vanquish. In September 2004, Aston Martin began purchasing TPMSs for installation on its DB9 model that went into production in 2004. Aston Martin recently began purchasing TPMSs for installation on its V8 Vantage that went into production in 2005.

We completed the development and launch of our second generation TPMSs for the passenger car and light truck market during the fiscal year ended July 31, 2001. We introduced our motorcycle TPMSs for sale into the aftermarket in September 2002. In February 2004, we introduced a substantially improved second generation motorcycle TPMSs. During May 2004 this product became commercially available and we began shipping it to our customers. In August 2004, we discovered that the sensor/transmitter may break during installation on the subset of motorcycle rims with curved rim surfaces when the strap is torqued to its required value. On September 14, 2004, we contacted the National Highway Traffic Safety Administration ("NHTSA") to determine if a Safety Defect and Non Compliance Report was required and we were advised that it was necessary. Our remedy for the defect was to recall 100% of affected sensor/transmitter items from the field and replace both recalled and inventory sensor/transmitters with sensor/transmitters previously manufactured by a different supplier that have been tested and known to use plastics that provide the required mechanical properties. Additionally we wish to ensure that transmitters are used only on rims with flat drop center wells (as originally designed for) and not curved. We took the following additional precautionary steps:

      o we added improved warnings and instruction sheets to new product as well as product in inventory at dealers and distributors that clarify flat rim drop center well application only; and

      o we removed TPMSs on motorcycles with rims with curved drop center wells.

At the end of fiscal 2004, we estimated the cost of the recall to be $67,000. Recall costs incurred to the end of July 2005 were $46,897. We have made a provision in accounts payable for the additional $20,103 that we anticipate incurring. In addition, we developed a solution to enable us to sell our TPMSs on motorcycles with rims with curved drop center wells. We released this enhanced product during April 2005. To date, the response to the recall by our customers has been very positive. Although interest in the motorcycle product by existing and potential customers remains positive, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

In February 2003, we signed a manufacturing, co-marketing and development agreement with Hyundai Autonet Company, Ltd. ("HACO") an established Korean automotive electronics supplier. Under this agreement, HACO and our company will co-develop, manufacture and distribute tire monitoring products to HACO original equipment vehicle manufacturers and the automotive aftermarket in Korea. The agreement provides for the payment to us by HACO of a total of $300,000 in fees, to cover the cost to develop a receiver and transmitter that can be used in the Korean and Japanese markets. Total payments of $232,500 have been made to date. The remaining $65,000 is payable upon the launch of these products in South Korea. We originally expected to receive an ongoing revenue stream through the sales of proprietary components to HACO beginning in early 2004. Currently HACO is in process of product validation testing and is representing the product to domestic Korean OEM manufacturers. Revenues will begin to be realized if HACO wins supply agreements from its target customers. As at July 31, 2005, we have recorded an allowance for doubtful accounts of $35,700 as we have recognized engineering service revenue of $268,200 to date and we do not have a firm launch date. We are currently negotiating a final settlement with HACO as there is uncertainty as to whether the project will be completed. In addition, we are having ongoing discussions with HACO with regards to the marketing and co-development of TPMS.

In October 2003, we signed a contract manufacturing services agreement with HACO. Under the terms of the agreement, HACO was to manufacture our proprietary line of TPMSs for sale and distribution globally by SmarTire. HACO was recently purchased by Hyundai and Siemens (one of our competitors). As a result of this transaction, HACO has notified us of their intent to exit the contract manufacturing business. As such, we are currently negotiating an expansion of our current manufacturing agreement with Vansco Electronics LP.

As previously disclosed, we entered into a two-year agreement with Beijing Boom Technology Co. Ltd in October , 2003, to act as a "master distributor" of our TPMSs in mainland China. Although the agreement provided for a two-year term ending on October 9, 2005 and automatic renewal for successive one-year terms provided certain minimum purchase commitments were met, Beijing Boom Technology has not purchased a material amount of product during fiscal 2005 nor do we anticipate that they will purchase a significant amount of product in the future as they are experiencing difficulties penetrating the Chinese market.

On October 12, 2005 we entered into a seven year Marketing and Distribution agreement with DANA Corporation through its Heavy Vehicle Technology and Systems Group. Under the contract Dana will market and sell SmarTire's tire monitoring systems to OEM customers throughout North America, Mexico, Australia and New Zealand. The companies will collaborate on marketing opportunities to meet the needs of their global customers and markets. DANA is a leading Tier I supplier in the design and manufacture of commercial vehicle drive train components for medium and heavy duty vehicles for sale to original equipment manufacturers and associated original equipment service and the independent aftermarket.

Corporate Information

Our principal executive offices are located at 150-13151 Vanier Place, Richmond, British Columbia, V6V 2J1, and our telephone number is (604) 276-9884. Our website is located at www.smartire.com. Our SEC filings are available to the public from our website or at www.sec.gov.

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

We believe that we have all of the necessary governmental approvals for our current TPMSs in our intended market countries. As each new TPMSs is introduced to the market, we intend to apply for the necessary approvals.

During our fiscal year ended July 31, 2001, the United States government enacted the Transportation Recall Enhancement, Accountability, and Documentation Act of 2000, commonly known as the TREAD Act. This new legislation was implemented to address perceived safety concerns resulting from poor tire maintenance, tread separation and tire blowouts. The TREAD Act, among other things, requires that the NHTSA, develop rules and regulations that require all new passenger cars, light trucks and multipurpose passenger vans sold after November 1, 2003 to have TPMSs installed as standard equipment. The TREAD Act requires that TPMSs must be capable of warning drivers if a tire is significantly under-inflated. The mandated rules and regulations were scheduled to be finalized in November 2001 for implementation in 2003.

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

On May 31, 2002, the NHTSA issued part one of a two-part final rule. Part one established a new Federal Motor Vehicle Safety Standard that required a TPMSs be installed in passenger vehicles and light trucks to warn the driver when a tire is below specified pressure levels. During the first year of the implementation schedule, beginning November 1, 2003, at least 10% of each auto manufacturer's total production was to be equipped with TPMSs. This requirement increases was to increase to 35% during the second year, 65% by the third and 100% after October 31, 2006.

Part one of the NHTSA final rule contemplated two compliance options during the period from November 1, 2003 to October 31, 2006. Under the first compliance option, a vehicle's TPMSs must alert the driver if one or more tires, up to four tires, are 25% or more under-inflated. Under the second compliance option, a vehicle's TPMSs must alert the driver if any of the vehicle's tires is 30% or more under-inflated. The second compliance option was adopted by the NHTSA because indirect TPMSs are currently not capable of meeting the stricter four-tire, 25% requirement under the first compliance option, and it was deemed appropriate to permit manufacturers to continue to use current indirect TPMSs while they work to improve those systems.

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

Compliance with the final rule started started on October 5, 2005. Subject to the special provisions discussed below, the phase-in schedule is as follows:

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

The NHTSA has also decided to encourage early compliance by permitting carry-forward and carry-back credits. Vehicle manufacturers can earn carry-forward credits for compliant vehicles produced in excess of the phase-in requirements that are manufactured between April 8, 2005 and the conclusion of the phase-in. However, beginning September 1, 2007, all covered vehicles would be required to comply with the standard, without regard to any earlier carry forward credits. It will not be permissible for a dealer to install tires on a new vehicle that would take the vehicle out of compliance with TPMSs standard. With carry-back credits, manufacturers may defer compliance with a part or all of the certification requirements under the standard for the first period of the phase-in, provided they certify a correspondingly increased number of vehicles during the second period of the phase-in.

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

Requirements of the final rule are summarized as follows: New Federal Motor Vehicle Safety Standard 138 requires passenger cars, multi-purpose passenger vehicles, trucks, and buses with a gross vehicle weight rating of 4,536 kg (10,000 pounds) or less, except those with dual wheels on an axle, to be equipped with a TPMSs to alert the driver when one or more of the vehicle's tires, up to a total of all four tires, is significantly under-inflated. Specifically, the TPMSS must warn the driver when the pressure in one or more of the vehicle's tires is 25% or more below the vehicle manufacturer's recommended cold inflation pressure, or a minimum level of pressure specified in the standard, whichever pressure is higher. Under the new standard, if any tire drops below the standard's activation threshold, the TPMSs is required to provide the low tire pressure warning by illuminating a yellow telltale within 20 minutes of additional travel within a speed range of 50-100 km/hr. This telltale must remain illuminated (and re-illuminate upon subsequent vehicle start-ups) until the under-inflation condition has been corrected.

Some additional details of the final rule are as follows:

      o The TPMSs to be used would be required to include a system malfunction indicator (provided either by a separate telltale or a combined low tire pressure/malfunction indicator telltale) that would alert the driver in situations in which the TPMSs is unable to detect low tire pressure. This malfunction indicator is required to detect incompatible replacement tires, as well as other system faults. Similar to the low tire pressure warning, the system is required to trigger a TPMSs malfunction warning telltale within 20 minutes of additional travel within a speed range of 50-100 km/hr after such a malfunction occurs. This malfunction indicator light telltale must remain illuminated (and re-illuminate upon subsequent vehicle start-ups) until the TPMSS malfunction has been corrected.

      o A specific test course (i.e., the Southern loop of the tread wear test course, San Angelo, Texas), which is both objective and representative of a range of driving conditions, would be required to be used.

      o The TPMSs would not be required to monitor the spare tire (if provided) either when it is stowed or when it is installed on the vehicle.

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

Our direct measurement TPMSs generally exceeds the standard for tire pressure monitoring established by the NHTSA. Accordingly, we believe the auto manufacturers must accelerate their implementation plans in order to meet these new NHTSA regulations, which will create additional opportunities to market our products to OEMs in the automobile industry. In addition, although the TREAD Act only applies to passenger automobiles, we believe that other motor vehicles, including medium and heavy trucks, buses and motorcycles will be impacted by this legislation in subsequent years. We also believe that compliance with the TREAD Act by European, Japanese, Chinese and other automakers will accelerate the adoption of TPMSS globally.

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

Strategic Relationships

Our strategy includes the establishment of alliances to assist in the development and marketing of our products and technologies. Key strategic alliances include:

Dana Corporation. On October 12, 2005 we entered into a seven year Marketing and Distribution agreement with DANA Corporation through its Heavy Vehicle Technology and Systems Group. Under the contract Dana will market and sell SmarTire's tire monitoring systems to OEM customers throughout North America, Mexico, Australia and New Zealand. The companies will collaborate on marketing opportunities to meet the needs of their global customers and markets. DANA is a leading Tier I supplier in the design and manufacture of commercial vehicle drive train components for medium and heavy duty vehicles for sale to original equipment manufacturers and associated original equipment service and the independent aftermarket.

Vansco Electronics LP. On September 12, 2003, we entered into a development and supply agreement with Vansco Ltd. This agreement provided for the merging of Vansco's vehicle communication expertise with our proven radio frequency technology to create a high sensitivity, weatherproof, J1939 controller area network ("CAN"), chassis-mounted receiver. Vansco manufacturers this receiver for us.

GE Nova Sensor. In 2004, our application specific integrated sensor ("ASIS") procurement strategy was refined to begin procuring the high and low pressure ASIS's from GE Novasensor.

Alligator Ventilfabrik GmbH. On December 10, 1999, we entered into an agreement to develop valve stem designs and tire monitoring electronic packaging for new market applications and new tire monitoring technologies with Alligator Ventilfabrik GmbH ("Alligator"). Based in Giengen, Germany, Alligator currently supplies us with valve stems that allow the attachment of tire monitoring sensors inside the tire.

Product Development

Our technology provides drivers with real time information regarding tire pressure and temperature changes. This information provides the consumer and commercial markets with improved vehicle safety, performance and fuel economy. Our products have been engineered and designed for universal application. The sensor/transmitter can be installed on virtually any tire and wheel combination. Each sensor/transmitter contains a custom ASIS. A receiver unit and optional display modules mounted in the vehicle provides appropriate alarm indications with optional graphical readout.

The custom ASIS is a single micro-electronic package containing pressure and temperature sensing elements and a digital logic state machine that functions as the brains of the sensor/transmitter. This chip is robust in design, optimizes battery life and provides various modes of sensing and communicating that ensure faster transmission of data when problems occur. Packaged on a miniaturized circuit board with the ASIS are various components and our radio frequency technology. Using this wireless radio frequency technology, the data is transmitted through the tire to a remote receiver.

Our products feature transmitter options providing different installation choices for various automotive applications. A strap-mounted transmitter attached to the wheel offers the most universal installation for a wide range of tire and wheel assemblies. A valve-mounted transmitter attached to the base of the valve offers an adjustable, secure in-tire installation for specific wheel/rim profiles. Once installed, the sensor/transmitters do not require ongoing maintenance. The sensor/transmitters communicate to remote receivers and the data is displayed inside the vehicle. We have developed three display options for the aftermarket (basic, integrated full function and remote full function) as well as telltale lights, switch blanks and digital displays for OEM and port of entry applications.

We developed OEM passenger car solutions to support the level of demand that our management anticipates from potential customers in this market sector. The OEM transmitter features a 50% size and weight reduction over our current generation transmitter, as well as innovative new mounting options including bonding directly to the wheel as well as a more innovative valve mount approach. We are currently marketing our existing products to small and medium sized OEMs.

We introduced our motorcycle TPMSs for sale into the aftermarket in September 2002. We introduced a substantially improved second generation motorcycle TPMSs at the Indy Motorcycle Dealers Show, held in Indianapolis, Indiana in mid-February 2004. During May 2004, this product became commercially available and we began shipping it to our customers. As discussed under "Corporate History" above, we encountered a component defect issue as well as an application issue with curved rims and initiated a recall in September 2004. We have corrected the component defect issue and are currently shipping TPMSs for motorcycles that address the issue of rims with curved drop center wells.

On September 12, 2003, we entered into a development agreement with Vansco Ltd. This agreement provides for the merging of Vansco's vehicle communication expertise with our proven radio frequency technology to create a high sensitivity, weatherproof, J1939 controller area network ("CAN"), chassis-mounted receiver. The J1939 CAN is the most widely used communication standard in commercial vehicles today, allowing for multiplexing, receiving and transmitting of signals from various sources. When CAN technology is combined with our high pressure sensors, we anticipate that this joint development effort will result in a new TPMSSs targeted directly at OEMs of commercial trucks, buses, agricultural, construction and recreational vehicles. In November, 2004, design validation testing and the initial pilot build of 300 units was completed. The product has completed design validation testing and has received regulatory radio approvals in Europe and North America. Production validation testing has now been completed. Vansco has now begun to manufacture the product for us. We currently sell this product to our lead customer for this product, Motor Coach Industries.

Our recreational vehicle and bus TPMSs consist of strap mounted transmitters mounted inside the tires, rugged receivers mounted in the cab or on the chassis, stand alone graphical displays or warning lights, and antennas mounted on the chassis. Our system can also be integrated with existing OEM in vehicle displays.

On October 10, 2003 we entered into a Co-Marketing and Development Agreement with Haldex Brake Products Ltd., and a related Supply Agreement with Haldex Brake Products. Under the terms of the Co-Marketing and Development Agreement, we were to engage in a joint development program to integrate our TPMSSs with Haldex's Brake Product's brake systems, with the view to creating a commercial high pressure TPMSS for marketing and resale by Haldex Brake Products. We anticipated that any new products that result from our collaboration with Haldex Brake Products would be targeted at both OEMs and aftermarket applications for trailers. As Haldex requested a hold in the joint development program until the end of October 2005 due to a lack of technical resources on their part and the fact that the agreement between our companies has changed scope considerably since we began this program, we have asked for a release from the current contract. Haldex has not yet provided us with the release.

During July 2004, we successfully completed the initial prototype test phase of a new battery-less tire pressure and temperature monitoring system. With the automotive industry in search of a tire monitoring technology that does not rely on batteries, we believe that our next generation of tire pressure monitoring systems could set a new standard. Current tire pressure monitoring systems use battery power to transmit pressure and temperature information from sensors inside the tires to a receiver located within the vehicle. Our new technology involves a passive sensor inside each tire that is energized by an antenna located within each wheel arch. It offers significant improvements over current battery powered tire monitoring technologies. Elimination of the battery in the sensor greatly reduces its weight, size and cost. Sensor life and reliability are increased and battery disposal issues are eliminated, creating an environmentally "green" solution. This new approach to tire monitoring allows tires to be rotated or changed without re-programming the system. It also tracks tire revolutions, a critical variable in predicting tire life. We have slowed our development of a battery-less system to focus our development on supplying products required in the commercial market.

Marketing

SmarTire USA and SmarTire Europe currently market our TPMSs in North America, Europe, South Africa and Australia..

As a result of the enactment of the TREAD Act, we substantially changed our marketing strategy to take advantage of OEM business for vehicles manufactured or imported into the United States. We expect that, as TPMSs become standard equipment for new passenger vehicles in the United States over the next few years, demand for TPMSs will increase on a worldwide basis.

The Tread Act, which mandated tire monitoring for all new passenger cars, is accelerating the acceptance of wireless systems for the vehicle industry. We believe the convergence of wireless and wired networks will enable SmarTire's wireless technology to interface with existing wired vehicle networks, particularly in commercial vehicles including trucks, buses, recreational and off-road vehicles. We anticipate this legislation will be expanded to cover these vehicles. Based on discussions with our customers, including Dana Commercial Systems, we forecast the use of wireless technology will rapidly expand from tire pressure monitoring to applications such as brake monitoring, alarm and security systems, vehicle maintenance and other sensing and control applications.

Our current marketing strategy focuses on sales of our TPMSs for OEM applications in the commercial, recreational and industrial markets. In approaching the OEM market, we expect to position ourselves as a wireless gateway system provider by providing multiple applications beyond TPMS. Our strategy is to provide high quality products to the OEM market which incorporate the highest level of technology possible, at a competitive price. We also plan to supply the OEM aftermarket through strategic channel partnerships.

Competition

Tire monitoring products can generally be divided between two basic types: direct technology and indirect monitoring technologies. As described in the National Highway Traffic Safety Administration's report, and discussed above under the heading "Description of Business - Government Regulations," direct tire monitoring technology such as that employed in our products currently provides substantial advantages over indirect monitoring technology. However, several of our competitors and potential competitors have long and established relationships with automobile OEMs and suppliers, which may make it difficult for us to compete in the OEM market. Additionally, automobile manufacturers may elect to develop their own TPMSs to comply with the TREAD Act.

Our main competitors with respect to direct TPMSs include the following:

Schrader Bridgeport claims to be the world's largest producer of tire valves and tire-pressure measurement equipment with over $140 million in annual sales. Schrader has been in the passenger car TPMSs market since 1996 and their systems have been used by various OEMs. As a transmitter supplier, Schrader has mainly teamed with separate receiver suppliers to acquire OEM contracts. Current TPMSs business appears to be restricted to the passenger car OEMs.

BorgWarner acquired BERU in February 2005. Beru previously acquired Doduco and its tire monitoring technology. The company has been supplying TPMSs primarily as an option to vehicle manufacturers based mainly in Germany. To our knowledge, the system requires the use of transmitters attached to the valve stem (inside the tire/wheel assembly), receiving antennas at each of the wheel wells, wiring harness for conveying data to the receiver and some form of in-dash display. This system has been developed primarily for the OEM market for passenger car applications. BorgWarner has recently started promoting a commercial vehicle TPMSs.

Pacific Industrial Co. Ltd., a Japanese company, has developed a product that measures the air pressure in each tire and sends the data to a receiver mounted inside a vehicle. The products are available on a few vehicles manufactured in Asia, some of which are imported into North America. We believe that Pacific Industrial's products resemble the BorgWarner approach to tire monitoring with additional antennas and wiring harnesses.

TRW Automotive U.S. LLC is a producer of safety and security systems for the global automotive market. It supplies advanced technology products and services to the automotive markets. From December 1998 to August 2001, we and TRW jointly developed advanced tire monitoring technology and each has access to this technology, which encompasses some of our current products. During this period, we and TRW jointly developed a common application specific integrated sensor chip which we use for some of our existing products.

Siemens Automotive AG is a producer and large supplier of high-tech automotive electronic systems. Siemens Automotive's product portfolio focuses on electronic modules and systems including anti-lock brake systems and airbag electronics. Siemens Automotive has entered the market and offers direct TPMSs to OEMs.

Wabco is a producer of ABS braking products for the commercial vehicle industry. Wabco jointly developed their IVTM system with Michelin for commercial vehicles. The system consists of externally mounted wheel-fitted modules which regularly measure and transmit tire inflation pressure, via an electronic control unit, to an in-cabin dashboard display monitor. Equipped with visual and acoustic warning signals, the display can warn drivers of abnormally low tire pressure, slow leaks and punctures.

Our competitive advantages are:

      o We have over 400 man years of experience dedicated specifically to tire monitoring; which we believe is greater than any other company in the world;
      o We believe we have our tire monitoring solutions installed on a greater variety of automobiles, trucks, industrial and agricultural equipment and other types of vehicles than any other company in the world;
      o As we have both OEM and aftermarket experience, we believe we are more aware of end customer issues and reliability concerns than any other vendor;
      o We believe we are the established leader in tire monitoring performance technology;
      o We have a strong patent portfolio complemented by access to all required intellectual property;
      o We have been advised that we have the best in Class transmitter radio frequency ("RF") performance;
      o Our field data supports that we have the best in class transmitter power management technology;
      o     We have the ability to measure tire temperature as well as pressure;
      o     We provide flexible sensor mounting solutions;
      o We are able to optimize the RF output characteristics during rotation of wheel assembly which provides consistent radiation patterns;
      o the ability to interface with existing commercial vehicle communication networks which allows our system to easily integrate with OEM commercial vehicles;
      o Prevention of RF collision at start-up and minimization of potential interference from other transmitters;
      o We provide consistent life performance even at low temperatures and we can reduce the risk of chemical volatility at higher temperatures.

Indirect Competition

For passenger cars, there are several indirect monitoring or anti-lock brake systems, either available on the market or in prototype stages. To our knowledge, none of these prototype systems currently meet the proposed guidelines set out in the September 10, 2004 NHTSA's Notice of Proposed Rule Making. Given the substantial advantages of direct monitoring technology, we do not believe that indirect monitoring technology will be a significant competitor in the short term. However, it is likely that the performance of indirect TPMSs will continue to improve, and they will likely benefit from the fact that they are the least expensive way of complying with TPMSs standard for vehicles already equipped with anti-lock braking systems.

One potential future development that could affect the market for both passenger car and commercial vehicle tire monitoring is the development of a "smart chip". This is a computer chip that could transmit data and would be manufactured into tires. We believe that Goodyear and Bridgestone/Firestone have both completed some development of such a computer chip.

Raw Materials and Principal Suppliers

We contract the manufacture of our products to third parties. These manufacturers normally provide turnkey operations whereby the manufacturer is responsible for purchasing the component parts for our TPMSs. Presently, we purchase component parts and deliver them to our contract manufacturers. We also purchase component parts on our own account for engineering and prototype development purposes. Certain of the components and raw materials used in our products are difficult to obtain and/or require purchase commitments far in advance of the manufacturing date. At present, our relationships with our current suppliers are generally good and we expect that the suppliers will be able to meet the anticipated demand for our products through fiscal year 2006.

Dependence on Certain Customers

Due to the early stage development of the tire pressure market in general and for our Company, we are still dependent on major customers. During fiscal 2005 we earned 37% of our revenue from Aston Martin. We expect that this dependence will be reduced as we start to realize sales through our relationships with new customers and through our strategic alliances, including our alliance with Dana Corporation.

Proprietary Protection

Our intellectual property is important to protecting our competitive advantage and expanding our TPMSs market share. We rely on a combination of patents, trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property.

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

      o United States Patent 5,559,484 addresses certain technology in our data logging tire monitor with condition predictive capabilities and integrity checking. It was issued on September 24, 1996 and expires September 24, 2013. We purchased this patent from EPIC Technologies in December 1996.

      o United States Patent 5,945,908 addresses certain other technology in our data logging tire monitor with condition predictive capabilities and integrity checking. It was issued on August 31, 1999 and expires on August 31, 2016. We purchased this patent from EPIC Technologies in December 1996.

      o United States Patent 6,357,883 addresses the technology for a wheel component with a cavity for mounting a housing for measurement apparatus. It was issued on March 19, 2002 and expires March 19, 2019.

      o United States Patent 6,805,000 addresses the technology for a wheel component with a cavity for mounting a housing for measurement apparatus. It was issued on October 25, 2004 and expires October 25, 2021.

In addition to our patents, we also have access to a number of other patents under our license agreements with TRW.

We restructured our strategic alliance with TRW effective August 31, 2001. As part of the restructuring, we received a royalty-free license from TRW to utilize technology developed during the term of the Cooperative Engineering Agreement that is patented, now or in the future, by TRW. We have granted a parallel royalty-free license to TRW.

Research and Development

We spent the following amounts on engineering, research and development activities during the fiscal years ended July 31, 2005, 2004 and 2003:

2005 - $3,297,011 ($1,949,078 excluding non-cash compensation expense)

2004 - $1,654,690

2003 - $1,177,935

We expect that our annual research and development expenses will continue to increase as we work to integrate our current products into vehicle platforms of various OEMs seeking to satisfy the needs of their customers and as we initiate work on new products that complement our wireless gateway strategy.

Costs of compliance with any environmental laws

Although we are required to comply with environmental laws regarding the disposal of certain hazardous, the cost of compliance is not significant. While not required, we plan to become ISO 14001:2004 registered by the end of calendar 2006 (Environmental System Registration) to comply with the requests of our customers. We anticipate the cost of registration will be $100,000-$200,000.

Number of Total Employees and Number of Full-time Employees

At September 30, 2005, we had 46 full-time employees, one part-time employee and one consultant, 11 of who are in marketing, 26 of whom are in engineering, research and development and 11 of whom are administrative and executive personnel. There is no collective bargaining agreement in place.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities

Our principal executive offices are located at #150 - 13151 Vanier Place, Richmond, British Columbia, V6V 2J1. On March 23, 2005, we extended the term of our lease to August 31, 2010 and expanded our 15,364 square foot facility by approximately 4,000 square feet. The lease modification includes a CDN$100,000 tenant improvement allowance. We have the right to terminate the lease on September 1, 2008 provided that we are not in default on our obligations under the lease and we provide 180 days' prior written notice to our landlord. This facility consists of an office and administration area, an engineering department, a prototype production facility and a warehouse.

Our subsidiary, SmarTire Europe Limited, leases a 9,069 square foot facility at Park 34, Didcot, Oxfordshire, United Kingdom OX11 7WB for a 15 year term ending February 20, 2016. This facility consists of an office and administration area and a warehousing area.

We expect that our current facilities will be sufficient for the foreseeable future. To the extent that we require additional space in the near future, we believe that we will be able to secure additional leased facilities at commercially reasonable rates.

ITEM 3. LEGAL PROCEEDINGS

On April 21, 2005, Bristol Investment Fund, Ltd. ("Bristol"), a holder of our discounted debentures in the amount of $91,726, commenced a lawsuit in the Supreme Court of New York against us, essentially alleging that we wrongfully refused to honor its request to convert the debt into 9,268,875 shares of our common stock. The lawsuit seeks an order compelling us to pay $4,393,360 plus interest from April 25, 2005 for damages and attorneys fees. The Court heard argument on a motion for preliminary injunction requiring us to issue the shares on May 5, 2005 and has not yet ruled on the motion. On June 6, 2005, we filed an Answer, Affirmative Defenses and Counterclaims, denying liability to the debenture holder and seeking damages from the debenture holder on account of its prior, wrongful conduct. The parties have conducted some initial written discovery but have not taken any depositions. On October 21, 2005, the Court heard oral argument on Bristol's motion for summary judgment, in which it asked the Court to enter judgment against us for more than $4,000,000 and our lawyers argued against the entry of such judgment. At argument, the Court reserved on it s decision but indicated that one should be forth coming. In light of the status of the case, which is in its initial phases and the fact that there has not been any discovery, we cannot determine the likely outcome of the legal action or wheter the Court will grant Bristol's motion.

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

Until May 28, 2003, our common stock was quoted on the Nasdaq SmallCap Market under the symbol "SMTR". The following quotations obtained from Canada Stockwatch reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

           ------------------------------------------------------
               QUARTER ENDED           HIGH             LOW
           ------------------------------------------------------
               July 31, 2005          $0.184           $0.088
           ------------------------------------------------------
              April 30, 2005          $0.241           $0.022
           ------------------------------------------------------
             January 31, 2005         $0.037           $0.026
           ------------------------------------------------------
             October 31, 2004         $0.094           $0.03
           ------------------------------------------------------
               July 31, 2004          $0.055           $0.052
           ------------------------------------------------------
              April 30, 2004          $0.120           $0.106
           ------------------------------------------------------
             January 31, 2004         $0.195           $0.185
           ------------------------------------------------------
             October 31, 2003         $0.22            $0.215
           ------------------------------------------------------

Our common shares are issued in registered form. Pacific Corporate Trust Company (10th Floor, 625 Howe Street, Vancouver, British Columbia, V6C 3B8 (telephone:
(604) 689-9853, facsimile (604) 689-8144) is the registrar and transfer agent for our common shares.

As of October 14, 2005, we had 283,709,549 shares of common stock outstanding and approximately 471 stockholders of record.

DIVIDEND POLICY

We have never declared or paid dividends on our common stock, and we do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to all of our Company's equity compensation plans in effect as of September 30, 2005.

================================================================================================================

                                                                                          Number of Securities
                             Number of Securities to be                                  Remaining Available for
                              Issued Upon Exercise of      Weighted-Average Exercise      Future Issuance Under
                                Outstanding Options,         Price of Outstanding       Equity Compensation Plans
                                Warrants and Rights          Options, Warrants and        (Excluding Securities
                                                                    Rights              Reflected in Column (a))
----------------------------------------------------------------------------------------------------------------
Plan Category                           (a)                           (b)                          (c)
----------------------------------------------------------------------------------------------------------------
Equity compensation plans            4,950,000                       $0.11                       696,400
approved by
securityholders
----------------------------------------------------------------------------------------------------------------
Equity compensation plans           103,040,943                      $0.15                      1,649,890
not approved by
securityholders
----------------------------------------------------------------------------------------------------------------
Total                               107,990,943                      $0.15                      2,346,290
================================================================================================================

Recent Unregistered Sales of Securities

By conversion notice dated August 23, 2005, Crescent International Ltd. elected to convert $115,000 of its 8% convertible debentures plus accrued interest of $19,626.67. In response, we issued 4,286,665 shares of our common stock to Crescent International Ltd. pursuant to Rule 506 of Regulation D under the Securities Act.

On June 30, 2005, we closed a Securities Purchase Agreement with Cornell Capital Partners, L.P. and Highgate House Funds, Ltd., both accredited investors, in which Cornell Capital Partners and Highgate House Funds agreed to lend a principal amount in the aggregate of $30,000,000 to us in exchange for our 10% convertible debentures. We issued the convertible debentures to the investors pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the "Act"), and/or Section 4(2) of the Act.

On June 2, 2005, we issued 75,188 shares of our common stock to Newbridge Securities Corporation as a placement agent fee on the standby equity distribution agreement entered into on May 23, 2005.

On May 27, 2005, we closed a Securities Purchase Agreement with Cornell Capital Partners, L.P., an accredited investor, in which Cornell Capital Partners agreed to lend a principal amount of $1,500,000 to us in exchange for our 5% convertible debenture. We issued the convertible debenture to the investor pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the "Act"), and/or Section 4(2) of the Act.

By notice of a warrant exercise dated May 12, 2005, William Page elected to exercise 81,327 warrants. In response, we issued 32,889 shares of our common stock to pursuant to Rule 506 of Regulation D under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of our financial condition, changes in financial condition and results of operations for the fiscal years ended July 31, 2005, 2004 and 2003, should be read in conjunction with the audited annual financial statements and the notes thereto.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 2005 vs. Fiscal Year Ended July 31, 2004

Revenue

Gross revenue for the fiscal year ended July 31, 2005 decreased to $1,463,460 from $1,658,279 in our fiscal year ended July 31, 2004. This decrease in revenue was a result of the following:

      o Sales of aftermarket passenger car tire pressure monitoring systems (TPMSs) decreased to $307,347 in fiscal year 2005 from $1,087,395 in fiscal year 2004. The decrease in sales was primarily due to a significant reduction in sales to our Chinese master distributor. We forecast fiscal year 2006 sales of aftermarket car TPMSs to approximate fiscal year 2005 sales of TPMSs.

      o Sales of original equipment manufacturer ("OEM") passenger TPMSs increased to $572,485 in fiscal year 2005 from $166,202 in fiscal year 2004. The increase was primarily due to an increase in sales to Aston Martin, Ford's flagship division. We forecast sales of OEM TPMSs to increase substantially in fiscal year 2006 as we anticipate higher sales to Aston Martin.

      o Sales of aftermarket motorcycle systems increased to $111,875 in fiscal year 2005 compared to $37,744 in fiscal year 2004. In August 2004, we discovered that the sensor/transmitter may break during installation on the subset of motorcycle rims with curved rim surfaces when the strap is torqued to its required value. On September 14, 2004 we contacted the National Highway Transportation Safety Administration (NHTSA) to determine if a Safety Defect and Non Compliance Report was required and were advised that this was necessary. Our remedy for the defect was to recall 100% of affected sensor/transmitter items from the field and replace both recalled and inventory sensor/transmitters with sensor/transmitters previously manufactured by a different supplier that have been tested and known to use plastics that provide the required mechanical properties. Additionally to ensure that transmitters are used only on rims with flat drop center wells (as originally designed for) and not curved, the additional precautionary steps were taken:

                  1) We added improved warnings and an instruction sheet to new products as well as product in inventory at dealers and distributors that clarify flat rim drop center well application only; and

                  2) We removed TPMSs on motorcycles with rims with curved drop center wells.

      At the end of fiscal year 2004, we estimated the cost of the recall to be $67,000. Recall costs incurred to the end of July 2005 were $46,897. We have made a provision in accounts payable for the additional $20,103 that we anticipate incurring. In addition, we developed a solution to enable us to sell our TPMSs on motorcycles with rims with curved drop center wells. We released this enhanced product during April 2005. To date, the response to the recall by our customers has been very positive. Although interest in the motorcycle product by existing and potential customers remains positive, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

      o Sales of aftermarket recreational TPMSs increased to $128,739 in fiscal year 2005 from $118,357 in fiscal year 2004. Fiscal year 2004 sales include sales of our high pressure transmitters that were released in our fourth quarter and sales of low pressure sensors to monitor the wheels of a towed vehicle or trailer that was introduced during our first quarter ended October 31, 2003. Although it is difficult for us to predict what the volume of sales will be, we anticipate a substantial increase in sales during the next fiscal year.

      o Sales of OEM recreational TPMSs were $230,216 in the fiscal year 2005 compared to $64,454 in fiscal year 2004. Although it is difficult for us to predict what the volume of sales will be, we anticipate continued sales growth of this product during the next fiscal year.

      o Sales of TPMSs for use on trucks were $5,717 in fiscal year 2005 compared to $22,733 in fiscal year 2004. The majority of these systems are currently being used for test purposes. Although interest in this product is high, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

      o Sales of aftermarket TPMSs for use on buses were $42,430 in fiscal 2005 compared to $42,406 in fiscal year 2004. Although it is difficult for us to predict what the volume of sales will be, we anticipate a substantial increase in sales of TPMSs for use on buses during the next fiscal year.

      o Sales of OEM TPMSs for use on buses were $23,533 in fiscal year 2005 compared to $0 in fiscal year 2004. Although it is difficult for us to predict what the volume of sales will be, we anticipate a substantial increase in sales of OEM TPMSs for use on buses during next year as we only commenced shipping TPMSs to Motorcoach Industries International in July 2005.

      o Revenue of $0 was recorded for engineering changes to modify our products pursuant to our Manufacturing, Co-Marketing and Development Agreement with Hyundai Autonet Co. Ltd. in fiscal year 2005 compared to $94,800 in the fiscal year 2004. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved.

      o Sales of miscellaneous products were $41,118 in fiscal year 2005 compared to $24,188 in fiscal year 2004.

Gross Margin

      Gross margin on product sales decreased to -11.7% in fiscal year 2005 from 12.8% in fiscal year 2004. The decrease in gross margin in fiscal year 2005 was due to an inventory write-down of $500,000 for slow moving aftermarket passenger car TPMSs. Without the inventory write-down, the gross margin would have increased to 22% in fiscal year 2005. Factors that would have resulted in higher margins if not for the inventory write-down are:

      o the product mix of systems sold in fiscal year 2005 had higher gross margins than the product mix of systems sold in fiscal year 2004; and

      o the decrease in the value of the $US against the Pound Sterling increased our margins as a higher proportion of our sales during the fiscal year 2005 were in Pound Sterling.

Expenses

      Expenses increased to $12,288,528 in fiscal year 2005 from $7,186,287 in fiscal year 2004, due to increases in marketing, engineering, research and development expenses and depreciation and amortization expenses. The increase in expenses was primarily due to a non-cash compensation expense of $4,279,653 which was primarily a result of the increase in the value of outstanding employee stock options. Excluding the non-cash compensation expense, expenses were $8,008,875 in fiscal year 2005.

      Engineering, research and development expenses increased to $3,297,011 in fiscal year 2005 from $1,654,690 in fiscal year 2004. Excluding the non-cash compensation expense of $1,347,933, expenses in fiscal year 2005 were $1,949,078, or an increase of $294,388 from fiscal year 2004. The increase was primarily attributed to higher prototype development costs, an increase in the number of engineering employees and engineering-related wages and the cost of our TS16949 audit. TS16949 is the recognized quality standard within the automotive industry. Wages included a non-cash expense of $74,833 related to the issuance of common stock to senior engineering employees.

      Marketing expenses increased to $2,540,730 in fiscal year 2005 from $1,821,122 in fiscal year 2004. Excluding the non-cash compensation expense of $813,545, expenses in fiscal, year 2005 were $1,727,185 or a decrease of $93,937 from fiscal year 2004. The decrease was a primarily a result of lower advertising and promotion expenses and lower travel expenses. Wages included a non-cash expense of $44,494 related to the issuance of common stock to a senior marketing employee.

      General and administrative expenses increased to $4,953,537 in fiscal year 2005 from $2,338,758 in fiscal year 2004. Excluding the non-cash compensation expense of $2,118,175, expenses in fiscal year 2005 were $2,835,362 or an increase of $496,604 from fiscal year 2004. The increase was primarily attributed to an increase in bad debts, higher administration wages, insurance costs, professional fees, wages and the cost of becoming compliant with the Sarbanes Oxley Act of 2002. The increase in professional fees was primarily due to the cost of legal services incurred to defend against a lawsuit from a debenture holder. The major increase in administration wages was primarily due to a non-cash expense related to the issuance of common stock to senior management valued at $142,251. The increase was partially offset by lower investor relation costs and lower travel costs.

Depreciation and amortization

      Depreciation and amortization expense increased to $1,497,250 in fiscal year 2005 from $1,371,717 in fiscal year 2004. Depreciation and amortization expense is expected to decrease next year with the full amortization of our OEM rights to the commercial market.

Interest and finance charges

      Interest and finance charges decreased to $3,730,481 in fiscal year 2005 from $4,031,820 in fiscal year 2004. Interest and finance charges in fiscal year 2005 included non-cash interest of $3,524,805 compared to non-cash interest of $3,842,107 in fiscal year 2004.

Interest Income

      Interest income increased to $39,241 in fiscal year 2005 from $5,873 in fiscal year 2004. This increase was mainly due to the issuance of convertible debentures in June year 2005 that resulted in net proceeds of $10,950,000 to us.

Foreign exchange gain

      A foreign exchange gain of $37,194 was earned in fiscal year 2005 as compared to $12,492 in fiscal year 2004. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

Gain on settlement of convertible debt

      A gain on settlement of $1,822,033 on the settlement of convertible debt was incurred in fiscal year 2005 as compared to $0 in fiscal year 2004.

Fiscal Year Ended July 31, 2004 vs. Fiscal Year Ended July 31, 2003

Revenue

      Gross revenue in the fiscal year ended July 31, 2004 decreased to $1,658,279 from $1,802,596 in our fiscal year ended July 31, 2003. This decrease in revenue was a result of the following:

      o Sales of aftermarket passenger car TPMSs decreased to $1,087,395 in fiscal year 2004 from $1,141,210 in fiscal year 2003.

      o Sales of OEM passenger car TPMSs decreased to $166,202 in fiscal year 2004 from $174,880 in fiscal year 2003.

      o Sales of aftermarket motorcycle TPMSs decreased to $37,744 in fiscal year 2004 compared to $183,589 in fiscal year 2003. We introduced a substantially improved second generation motorcycle tire pressure monitoring system (TPMS) at the Indy Motorcycle Dealers Show, held in Indianapolis, Indiana in mid-February 2004. During May 2004 this product became commercially available and we began shipping it to our customers.

      o Sales of aftermarket recreational vehicle TPMSs were $118,357 in fiscal year 2004 compared to $26,383 in fiscal year 2003. These sales include sales of our high pressure transmitters that were released in our fourth quarter and sales of low pressure sensors to monitor the wheels of a towed vehicle or trailer that was introduced during our first quarter ended October 31, 2003.

      o Sales of OEM recreational vehicle TPMSs were $64,454 in fiscal year 2004. The majority of these sales occurred in the fourth quarter after the release our high pressure transmitters.

      o Sales of aftermarket high pressure TPMSs for use on buses were $42,406 in fiscal year 2004. All of these sales occurred in our fourth quarter after the release our high pressure transmitters.

      o Sales of aftermarket high pressure TPMSs for use on commercial vehicles were $22,733 in fiscal year 2004. Our customers purchased these systems in the fourth quarter after the release our high pressure transmitters. The majority of these systems are currently being used for test purposes.

      o Sales of off-the-road (OTR) TPMSs were $1,088 in fiscal year 2004 compared to $58,395 in fiscal year 2003. Our OTR TPMSs utilize a high-pressure transmitter and is designed primarily for off-the-road
            (OTR) heavy industrial applications and commercial applications. The system may potentially be used not only on large mining trucks, but also heavy mobile equipment (such as tractors, wheeled loaders, graders and the like). Sales of our off-the-road (OTR) tire monitoring systems to date have been limited to those systems which are designed for use on large mining trucks.

      o Revenue of $94,800 was recorded for engineering changes to modify our products pursuant to our Manufacturing, Co-Marketing and Development Agreement with Hyundai Autonet Co. Ltd. in fiscal year 2004 compared to $173,400 in the fiscal year 2003. Revenue is determined by the percentage of completion method. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved.

      o Sales of the motorsport TPMSs decreased to $0 in fiscal year 2004 from $44,739 in fiscal year 2003. As indicated above, we do not anticipate further sales of our motorsport TPMSs as our exclusive motorsport distributor, Pi Research of Cambridge, England, now manufactures and markets their own system. Accordingly, we have discontinued production of our motorsport TPMSs.

      o Sales of miscellaneous products were $23,100 in fiscal year 2004 compared to $0 in fiscal year 2003.

Gross Margin

      Gross margin on product sales decreased to 12.8% in fiscal year 2004 from 23.0% in fiscal year 2003. The decrease occurred due to the following factors:

      o our product mix of systems sold in fiscal year 2004 had lower gross margins than the product mix of systems sold in fiscal year 2003;

      o our provision for our motorcycle recall in the amount of $66,801 decreased our fiscal year 2004 margin by 4%;

      During our third quarter, we shifted the majority of our production to Hyundai Autonet, and as we expected, our gross margin increased in our third and fourth quarters, after excluding the cost of the motorcycle recall. Although we expect that our gross margin will continue to increase in fiscal year 2005, this is dependent on the cost of components and the sales contracts that we enter into.

Expenses

      Expenses increased to $7,186,287 in fiscal year 2004 from $6,802,391 in fiscal year 2003, as increases in marketing, engineering, research and development expenses and depreciation and amortization were partially offset by a decrease in general and administration expenses. Non-cash stock based compensation expense was not significant in either fiscal year 2004 or fiscal year 2003.

      Engineering, research and development expenses increased to $1,654,690 in fiscal year 2004 from $1,177,935 in fiscal year 2003. This increase was primarily attributed to an increase in prototype development expenses, an increase in product testing on products that we have released in the current fiscal year, an increase in the number of patents and approval applications, and an increase in the number of engineering employees and engineering-related wages.

      Marketing expenses increased to $1,821,122 in fiscal year 2004 from $1,448,326 in fiscal year 2003. The increase was primarily a result of an increase in travel and higher marketing-related wages, which increased as a result of the recruitment of a V.P. of Sales and Marketing. This increase was partially offset by lower tradeshow expenditures. Trade show expenses in fiscal year 2003 included the cost of attending the Automechanika show, which is held in Europe every two years. Fiscal year 2003 also included expenses of $130,000 in connection with the termination of a management agreement; 50% of this amount or $65,000 was booked as marketing expenses and 50% was booked as general and administrative expenses.

      General and administrative expenses decreased to $2,338,758 in fiscal year 2004 from $2,939,260 in fiscal year 2003. The decrease was primarily attributed to lower professional fees, investor relation costs and administration wages. Professional fees in fiscal year 2003 included an expense of $315,044 to settle certain potential unquantified claims threatened by certain offshore investors against our Company. Administrative wages decreased as there were less administrative employees during fiscal year 2004 and as explained above, our general and administrative expenses for the year ended July 31, 2003 include $65,000 that was incurred in connection with the termination of a management contract. The decrease was partially offset by an increase in insurance costs.

Depreciation and amortization

      Depreciation and amortization expense increased to $1,371,717 in fiscal year 2004 from $1,236,870 in fiscal year 2003. Depreciation and amortization expense is expected to remain at approximately its current level for the foreseeable future.

Interest and finance charges

      Interest and finance charges increased to $4,031,820 in fiscal year 2004 from $3,722,505 in fiscal year 2003. Interest and finance charges in fiscal year 2004 included non-cash interest of $3,842,107 compared to non-cash interest of $3,694,914 in fiscal year 2003.

Interest income

      Interest income of $5,873 was earned in fiscal year 2004 as compared to $2,835 in fiscal year 2003. This increase was due to slightly higher average cash balances maintained during fiscal year 2004.

Foreign exchange gain

      A foreign exchange gain of $12,492 was earned in fiscal year 2004 as compared to $192,201 in fiscal year 2003. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

      We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since inception. As at July 31, 2005, we had an accumulated deficit of $75,132,150. Our net loss for fiscal year 2005 was $14,291,681 compared to $10,987,026 for fiscal year 2004. As of July 31, 2005, our stockholders' equity was $10,383,957 and we had working capital of $7,510,569.

      Our cash position at July 31, 2005 was $10,059,763 as compared to $76,670 at July 31, 2004. This increase was due to the net increase from our operating, financing and investing activities as described below.

      Our net loss of $14,291,681 in fiscal year 2005 includes non-cash charges of $1,497,250 for depreciation and amortization, $4,279,653 for compensation expense, $500,000 for an inventory write-down, $3,524,805 for interest and finance charges and a gain on settlement of debt of $1,822,033. Decreases in non-cash working capital during this period amounted to $507,809. Non-cash working capital changes included increases in inventory and accounts receivable and decreases in prepaid expenses and in accounts payable and accrued liabilities. The net cash used in operating activities in fiscal year 2005 was $6,819,995. We may require subsequent financings to meet our operating cash flow requirements.

      During fiscal year 2005, we realized aggregate gross cash proceeds of $42,595,017 as follows:

      We issued 78,887,710 shares of common stock to Cornell Capital Partners LP pursuant to nine draw downs totaling $2,725,000 from our $15.0 million equity line of credit, which is described below.

      On May 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, an accredited investor, in connection with a 24-month, $15.0 million equity line of credit facility. This agreement was terminated on May 20, 2005 and replaced with a $30.0 million equity line of credit facility. The $30 million agreement was terminated on June 23, 2005 and replaced with a $160.0 million equity line of credit facility. The new Standby Equity Distribution Agreement (SEDA) contemplates the potential future issuance and sale of up to $160.0 million of our common stock to Cornell Capital Partners over five years subject to certain restrictions and other obligations. On June 2, 2005, we issued 75,188 shares at an effective price of $0.133 per share as payment for a $10,000 placement agency fee related to the SEDA. On each advance date we shall pay to the Investor, directly from the gross proceeds held in escrow, an amount equal to five percent (5%) of the amount of each advance.

In addition we paid to Yorkville Advisors Management, LLC a cash fee of $16 million directly from the gross proceeds held in escrow from the closing of the convertible debentures dated June 23, 2005. Yorkville Advisors Management, LLC is the general partner of Cornell Capital Partners. This cash fee was payment for the $160 million equity line of credit facility.

      Aggregate warrant proceeds of $618,217 were realized as follows:

      On September 24, 2004, we and holders of the discounted convertible debentures signed an agreement which provided for an immediate exercise of 18,226,274 warrants at $0.03 for gross proceeds of $546,788.

      On May 5, 2005, a warrant holder exercised 714,286 warrants at an exercise price of $0.10 for gross proceeds of $71,429.

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

      On December 15, 2004, we received gross proceeds of $2,695,000 upon the issuance of a three-year $2,500,000 5% convertible debenture and five two-year 5% convertible debentures aggregating $195,000. Principal under the five 5% convertible debentures that aggregate $195,000 may be converted by the holder in whole or in part and from time to time at a conversion price equal to the lesser of:

      (i) $0.036 or;

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

      On May 20, 2005, we issued a $1,500,000 one-year 5% convertible debenture convertible at the option of the holder at $0.028 per share. Between April 25 and April 29, 2005, $1,100,000 of the convertible debenture was placed in escrow with our lawyer. From escrow, $457,999 was paid on April 27, 2005 to two debenture holders to redeem their convertible debentures. In addition, between May 2, 2005 and May 23, 2005, we entered into release, redemption and settlement agreements whereby we redeemed $675,615 of discounted convertible debentures. Consideration consisted of $402,930 and the issuance of 9,738,759 shares of common stock which were issued at an effective conversion price of $0.028 per share.

      On June 23, 2005, we entered into a $160.0 million Standby Equity Distribution Agreement and a $30 million Securities Purchase Agreement that resulted in net proceeds of $10.95 million to us. We paid Yorkville Advisors Management a cash fee of $16 million in connection with the Standby Equity Distribution Agreement, and we paid Cornell Capital Partners a cash fee of $3 million, and a cash structuring fee of $50,000 to Yorkville Advisors Management, in connection with the Securities Purchase Agreement, out of the purchase price paid by Cornell Capital Partners for the convertible debentures purchased pursuant to the Securities Purchase Agreement. Refer to "Description of Securities" for more details regarding the Standby Equity Distribution Agreement and the Securities Purchase Agreement. We also issued 62.5 million warrants exercisable at $0.16 per share (subject to adjustment pursuant to adjustment as described below) with an expiry period of five years.

      Although we have cash of approximately $10.1 million at July 31, 2005, as discussed below under "FUTURE OPERATIONS", we may require up to $12.1 million in financing through the next twelve months in order to continue in business as a going concern.

      At January 31, 2005 and April 30, 2005, we were in violation of all existing convertible debenture agreements. As a result of this violation, the Company accreted interest to adjust the carrying value of all existing convertible debentures to their redemption value.

      As at April 30, 2005, we were in violation of a preferred share agreement as a registration statement was not filed with the Securities and Exchange Commission on the date specified in the agreement. We received an extension from the preferred shareholders to file a registration statement by June 30, 2005 and received a waiver for any penalties.

      As we filed a registration statement on July 22, 2005, we were not in violation of any existing convertible debenture or preferred share agreements, other than one holder of a discounted debenture in the amount of $91,726 who provided us with notice of a summons with the Supreme Court of the State of New York. However, as of September 23, 2005 we were in violation of the other convertible debenture and preferred share agreements as we withdrew our registration statement. We received a waiver from the debtholders, other than the one debtholder who provided us with the notice of summons with the Supreme Court of the State of New York, and preferred shareholders that we are not in default pending the filing of a new registration statement and the principal holder waives its rights under the default provisions affected by this non-compliance. During fiscal year 2005, we also purchased certain capital assets at an aggregate cost of $73,511.

      However, although we have a $160.0 million standby equity distribution with Cornell, there are certain factors that may prevent us from drawing down on it. As such, due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for fiscal year 2005, our independent auditors included additional comments in their Auditors' report indicating the existence of substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this going concern uncertainity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As the continuation of our business is dependent upon the conversion by certain holders of our outstanding convertible debentures into shares of our common stock or, if such conversions do not occur or are not sufficient to significantly decrease our outstanding repayment obligation, our ability to drawn down on our $160.0 million equity line of credit, successful and sufficient market acceptance of our current products and any new products that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

      We plan to use our $160.0 million standby equity distribution agreement with Cornell Capital Partners to meet the balance of our estimated funding requirements for the next twelve months , assuming that we will meet all conditions to effect draw downs under equity line of credit facility. We may also realize cash proceeds upon the exercise of our outstanding warrants, which cannot be assured.

Fiscal Year Ended July 31, 2004

      We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since inception. As of July 31, 2004, we had an accumulated deficit of $59,018,256. Our net loss for fiscal year 2004 was $10,987,026 compared to $9,914,629 for fiscal year 2003. As of July 31, 2004, our stockholders' equity was $3,466,216 and we had working capital of $732,405.

      Our cash position at July 31, 2004 was $112,951 as compared to $1,843,694 at July 31, 2003. This decrease was due to the net decrease from our operating, financing and investing activities as described below.

      Our net loss of $10,987,026 for fiscal year 2004 includes non-cash charges of $1,371,717 for depreciation and amortization, $3,842,107 for interest and finance expense and $98,175 for shares and warrants issued for services received. Decreases in non-cash working capital during this period amounted to $1,860,812. Non-cash working capital changes included increases in inventory, prepaid expenses and accounts payable and accrued liabilities and a decrease in receivables. An increase in inventory of $2,391,749 accounted for the most significant use of cash for working capital. This increase was primarily due to the procurement of components for production builds at Hyundai Autonet.

      During fiscal year 2004, we realized aggregate gross cash proceeds of $7,170,265 from financing activities as described below.

      On October 27, 2003, in order to encourage early exercise of a total of 10,769,231 warrants issued to the purchasers of our 7% convertible debentures, we offered to reduce the exercise price of the warrants from $0.2645 per share to $0.20 per share. The offer was open for acceptance by the warrant holders until November 4, 2003. In consideration of the warrant holders' agreement to immediately exercise their respective warrants, we offered to issue to the participating warrant holders one additional warrant for each warrant that was exercised. One of the warrant holders, Palisades Master Fund accepted our offer and exercised a total of 3,290,596 outstanding warrants at the reduced exercise price of $0.20 per share. On October 27, 2003, we issued a total of 3,290,596 five-year warrants to Palisades Master Fund, exercisable at an exercise price of $0.20 per share, resulting in gross proceeds of $658,119. The additional warrants were to be exercisable for a period of five years at an exercise price of $0.20 per share.

      On October 27, 2003, our former investment banker HPC Capital Management, also agreed to immediately exercise 194,000 outstanding common stock purchase warrants dated May 16, 2003, in consideration of receiving one additional five-year warrant with an exercise price of $0.20 per share for each warrant so exercised. Of the 194,000 warrants exercised by HPC Capital Management under this arrangement, 180,000 were exercised at an exercise price of $0.13 per share and 14,000 were exercised at an exercise price of $0.10 per share, resulting in gross proceeds of $24,800.

      On November 6, 2003, in order to encourage early exercise of the warrants by the remaining three warrant holders, we offered to reduce the exercise price of the remaining 7,478,635 warrants from $0.2645 per share to $0.1771 per share.

      On December 24, 2003, we closed a private placement of discounted unsecured convertible debentures in the aggregate principal amount of $3,493,590. We issued the convertible debentures at a 22% original issue discount from the face principal amount (based on a notional interest rate of 11% per annum for each year of the two-year term of the debentures), resulting in gross proceeds of $2,725,000, before the deduction of a $218,000 cash placement fee subsequently paid to HPC Capital Management and other expenses of the offering. The discounted convertible debentures do not otherwise bear interest, and will mature on April 1, 2006. The outstanding principal amount of each debenture may be converted at any time into shares of our common stock, in whole or in part, at the option of the holder of the debenture at an original set price of $0.22 per share. As a result of anti-dilution provisions, the conversion price was reduced to $0.028. The discounted convertible debentures are subject to mandatory redemption in equal monthly payments, payable in cash. We may elect to make the monthly redemption payments in shares of our common stock at a conversion price equal to the lesser of (i) the set price of $0.22 per share (subject to adjustment pursuant to the anti-dilution provisions contained in the debentures) and (ii) 85% of the average of the closing prices of our common stock for the 20 days immediately preceding the applicable monthly redemption date, provided that certain conditions are met, including the condition that the underlying shares of common stock will have been registered under the Securities Act of 1933, as amended.

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

      On April 28, 2004, we notified the debenture holders that we would make the monthly redemption payments in cash commencing June 1, 2004 until otherwise notified.

      On October 14, 2003, an employee exercised 79,400 employee stock options at $0.20 per stock option.

      On April 15, 2004, we received gross proceeds of $750,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. The note bears interest at a rate of 8% per annum and is repayable within 120 days of issuance with accrued interest. As a commitment fee to loan us money, the holder of the note received $75,000.

      On April 30, 2004, 500,000 warrants were exercised at $0.104. Pursuant to the anti-dilution provisions contained in certain warrants, the exercise price of 25,290,153 outstanding warrants was reduced to $0.104 per share, which was the deemed price per share of the common stock that was issued to effect the April 1, 2004 redemption payment of our discounted convertible debentures maturing April 1, 2006.

      On May 19, 2004, we received gross proceeds of $750,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. The note bears interest at a rate of 8% per annum and is repayable within 120 days of issuance with accrued interest. As a commitment fee to loan us money, the holder of the note received $75,000.

      The net proceeds realized or to be realized by us from these transactions have and are to be used for debt repayment, working capital and the purchase of capital assets.

      During fiscal year 2004, we also purchased certain capital assets at an aggregate cost of $446,780. The majority of these capital assets were sent to Hyundai Autonet in Korea to facilitate production of our aftermarket TPMSs for passenger cars and motorcycles.

FUTURE OPERATIONS

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue for the foreseeable future.

At July 31, 2005, we had cash of approximately $10.1 million. As our management projects that we will require a minimum of $7.5-$22.2 million to fund our debt repayment, ongoing operating expenses, working capital requirements and potential litigation settlement through July 31, 2006, as detailed below, we may we may require up to $12.1 million in financing through the next twelve months in order to continue in business as a going concern.

Marketing                                         $ 1,700,000        $ 2,000,000
Engineering, research and development               1,700,000          2,100,000
General and administrative                          2,200,000          2,700,000
Capital Purchases                                      60,000            400,000
Debt repayment (1)                                  3,300,000         15,000,000
General Working Capital (2)                        (1,460,000)                --
                                                  -----------        -----------
TOTAL                                             $ 7,500,000        $22,200,000
                                                  ===========        ===========

(1) Our debt is convertible into common shares of our company. Although we expect our debt holders to convert their debt into common shares, there is a risk that we will need to repay our debt in cash. The interest on the debt is repayable in cash. Debt repayment includes maximum settlement of $4,393,360 plus interest plus attorney fees with discounted debtholder that has initiated legal action.

(2) Our working capital requirements are impacted by our inventory requirements. Therefore, any increase in sales of our products will be accompanied not only by an increase in revenues, but also by an increase in our working capital requirements.

The continuation of our business is dependent upon obtaining further financing, market acceptance of our current products and any new products that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations.

As discussed above under the heading "Liquidity and Capital Resources", we plan to raise any additional capital required to meet the balance of our estimated funding requirements through July 31, 2005, primarily through the draw down of our $160.0 million standby equity distribution agreement entered into on June 23, 2005.

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

Going Concern

The Company has incurred recurring operating losses and has a deficit of $75,132,150 and working capital of $7,510,569 as at July 31, 2005. During the year ended July 31, 2005, the Company used cash of $6,893,506 in operating and investing activities.

During fiscal 2005, the Company realized gross cash proceeds of $42,595,017 (2004 - $7,170,265) from financing activities, issued 62.5 million warrants and arranged a $160.0 million (2004 - $15.0 million) equity line of credit (note 11(d)) to fund its operations. There can be no assurance that the Company can draw down amounts under the equity line of credit as drawdowns are subject to an effective Registration Statement filed with the SEC. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

Our Company recognizes revenue when there is persuasive evidence of an arrangement, goods are shipped and title passes, collection is probable, and the fee is fixed or determinable. Customer acceptance is used as the criterion for revenue recognition when the product sold does not have an established sales history to allow management to reasonably estimate returns and future provisions. Provisions are established for estimated product returns and warranty costs at the time the revenue is recognized. Our Company records deferred revenue when cash is received in advance of the revenue recognition criteria being met. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved. Engineering services revenue for the year were $0 (2004-$94,800 and 2003 -173,400).

Other Assets

Other assets are recorded at cost and are being amortized over five years on a straight line basis. Other assets are comprised of licenses to manufacture and sell TPMSs to the original equipment manufacturers. On an ongoing basis, management assesses whether the expected net recoverable amount of the licenses exceeds the book value of the licenses. The net recoverable amount is determined on a projected cash flow basis, undiscounted at an appropriate rate. Our belief is based on an undiscounted cash flow analysis of management's current best estimate of projected annual sales to the passenger vehicle and light truck OEM market plus management's projected sales to the heavy truck OEM market. Although we expect to generate cash flow from sales to the original equipment manufacturer market place, it is possible that we will not generate cash flow from sales to the original equipment manufacturer marketplace in excess of net book value, or that we will generate cash flow from sales to the original equipment manufacturer market in future years after the other assets have been fully amortized.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:

o     an obligation under a guarantee contract;
o a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets;
o an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with u

ITEM 7. FINANCIAL STATEMENTS

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

As of October 15, 2005, there were no significant corrective actions taken by our Company or other changes made to these internal controls. Our Company's management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

The information required by PART III other than Exhibits is incorporated by reference from information contained in SmarTire System Inc.'s definitive Proxy Statement to be filed .

ITEM 13. EXHIBITS

(a) The following documents are filed as part of this report:

Consolidated Financial Statements. See "Index" on Page F-1;

Auditors' Report, dated September 16, 2005 except for note 19 (b) which is as of September 23, 2005;

Consolidated Balance Sheets at July 31, 2005 and July 31, 2004;

Consolidated Statements of Operations and Deficit for the Years Ended July 31, 2005, July 31, 2004 and July 31, 2003;

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended July 31, 2005, July 31, 2004 and July 31, 2003;

Consolidated Statements of Cash Flows for the Years Ended July 31, 2005, July 31, 2004 and July 31, 2003; and

Notes to Consolidated Financial Statements.

(b) Exhibits. See "Exhibit Index".

Tax Fees

For the fiscal years ended July 31, 2005 and July 31, 2004, the aggregate fees billed for tax compliance, tax advice and tax planning by KPMG LLP were $16,106 and $5,230, respectively.

All Other Fees

For the fiscal years ended July 31, 2005 and July 31, 2004, the aggregate fees billed for tax compliance, tax advice and tax planning by Campbell Saunders & Co. were $8,243 and $5,523, respectively.

EXHIBIT
NUMBER      DESCRIPTION
-------     --------------------------------------------------------------------

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

   3.10 Special Resolution and Altered Memorandum of SmarTire Systems Inc. dated January 16, 1998.(1)

   3.11 Special Resolution and Altered Memorandum of SmarTire Systems Inc. dated December 5, 2000.(4)

   3.12     Substituted Articles of SmarTire Systems Inc. adopted December 5,
            2000.(4)

   3.13 Articles of Continuance, dated January 29, 2003 and effective February 6, 2003.(9)

   3.14 Certificate of Amendment issued to SmarTire Systems Inc. by the Yukon Registrar of Corporations effective December 15, 2003 and attached Articles of Amendment of SmarTire Systems Inc. dated December 11, 2003.(21)

   3.15 Certificate of Registration of Restated Articles issued to SmarTire Systems Inc. by the Yukon Registrar of Corporations effective December 15, 2003, and attached Restated Articles of Incorporation of SmarTire Systems Inc. dated December 11, 2003.(21)

   3.16     By-Law No. 1, dated February 6, 2003.(9)

   3.17 Certificate of Amendment to Articles of Incorporation of SmarTire Systems Inc.(28)

   3.18 Articles of Amendment to the Articles of Incorporation of SmarTire Systems Inc. with respect to the series A convertible stock (29)

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

   10.12 Supply Agreement between our Company and Pirelli Pneumatici dated September 24, 2002.(8)(2)

   10.13 Manufacturing, Co-Marketing and Development Agreement, dated February 6, 2003, between SmarTire Systems Inc. and Hyundai Autonet Co. Ltd.(12)

   10.14 Warrant Certificate dated May 16, 2003 registered in the name of Dunwoody Brokerage Services, Inc.(12)

   10.15 Stock Purchase Warrant dated May 16, 2003 registered in the name of HPC Capital Management.(12)

   10.16 Form of Stock Purchase Warrant dated May 27, 2003 issued to Impact Capital Partners Limited.(12)

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

   10.27 Stock Purchase Warrant, dated as of July 23, 2003, registered in the name of HPC Capital Management.(13)

   10.28 Management Agreement between our Company and John Taylor-Wilson, dated as of August 1, 2003.(13)

   10.29 Engagement Letter between our Company and HPC Capital Management, dated August 12, 2003.(13)

   10.30 Stock Purchase Warrant, dated August 15, 2003, registered in the name of Epoch Financial Group, Inc.(13)

   10.31 Agreement in Principle between our Company and Beijing Boom Technology Limited dated September 8, 2003.(14)(2)

   10.32 Master Distribution Agreement between SmarTire Systems and Beijing Boom Technology Co. Ltd. dated October 17, 2003. (14)(2)

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

   10.36 Letter Agreement dated October 27, 2003 between SmarTire Systems Inc. and Palisades Master Fund, L.P.(18)

   10.37 Stock Purchase Warrant, dated October 27, 2003, registered in the name of Palisades Master Fund, L.P.(18)

   10.38 Letter Agreement dated November 6, 2003 between SmarTire Systems Inc. and Crescent International Ltd.(19)

   10.39 Stock Purchase Warrant, dated November 10, 2003, registered in the name of Crescent International Ltd. (19)

   10.40 Letter Agreement dated November 6, 2003 between SmarTire Systems Inc. and Alpha Capital AG.(19)

   10.41 Stock Purchase Warrant, November 10, 2003, registered in the name of Alpha Capital AG.(19)

   10.42 Letter Agreement dated November 6, 2003 between SmarTire Systems Inc. and Goldplate Investment Partners.(19)

   10.43 Stock Purchase Warrant, dated November 10, 2003, registered in the name of Goldplate Investment Partners.(19)

   10.44 Amending Letter Agreement dated November 10, 2003 between SmarTire Systems Inc. and HPC Capital Management.(19)

   10.45 Amended Stock Purchase Warrant, dated as of October 27, 2003, registered in the name of HPC Capital Management.(19)

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

   10.47 Amended Stock Purchase Warrant, dated as of October 27, 2003, registered in the name of Palisades Master Fund, L.P.(19)

   10.48 Development Agreement dated September 12, 2003 between SmarTire Systems Inc. and Vansco Ltd.(20)

   10.49 Co-Marketing and Development Agreement dated October 10, 2003 between Haldex Brake Products Ltd. and SmarTire Systems Inc.(20)

   10.50 Supply Agreement dated October 10, 2003 between SmarTire Systems Inc. and Haldex Brake Products Ltd.(20)

   10.51 Securities Purchase Agreement, dated as of December 19, 2003, among SmarTire Systems Inc. and Palisades Master Fund, L.P., Alpha Capital AG, Crescent International Ltd., Goldplate Investment Partners, Gamma Opportunity Capital Partners, LP, PEF Advisors Ltd. and Bristol Investment Fund, Ltd.(22)

   10.52 Registration Rights Agreement, dated as of December 24, 2003, among SmarTire Systems Inc. and Palisades Master Fund, L.P., Alpha Capital AG, Crescent International Ltd., Goldplate Investment Partners, Gamma Opportunity Capital Partners, LP, PEF Advisors Ltd. and Bristol Investment Fund, Ltd.(22)

   10.53 Escrow Agreement, dated as of December 24, 2003, among SmarTire Systems Master Fund, L.P., Alpha Capital AG, Crescent International Ltd., Goldplate Investment Partners, Gamma Opportunity Capital Partners, LP, PEF Advisors Ltd., Bristol Investment Fund, Ltd. and Feldman Weinstein, LLP, as escrow agent.(22)

   10.54    Form of Discounted Convertible Debenture.(22)

   10.55    Form of Addendum to Discounted Convertible Debenture.(22)

   10.56    Form of Stock Purchase Warrant.(22)

   10.57 Placement Fee Payment and Subscription Agreement, dated as of December 24, 2003, between SmarTire Systems Inc. and HPC Capital Management.(22)

   10.58 Stock Purchase Warrant, dated as of December 24, 2003, registered in the name of HPC Capital Management.(22)

   10.59 Amendment Agreement between SmarTire Systems Inc. and Talisman Management Limited dated January 21, 2004, amending the Common Stock Purchase Agreement between the parties dated as of July 23, 2003.(22)

   10.60 Amendment Agreement between SmarTire Systems Inc. and Talisman Management Limited dated January 21, 2004, amending the Registration Rights Agreement between the parties dated as of July 23, 2003.(22)

   10.61    Form of Promissory note issued to Cornell Capital Partners, LP.(23)

   10.62    Standby Equity Distribution Agreement dated May 19, 2004.(24)

   10.63    Registration Rights Agreement dated May 19, 2004.(24)

   10.64    Escrow Agreement with Cornell Capital Partners, LP.(24)

   10.65 Dealer and Supply Agreement between SmarTire Systems Inc, Chu Chang International Ltd, Beijing Boom Technology Co. Ltd. dated as of June 3, 2004.(25)

   10.66    Forbearance and Escrow Agreement dated as of September 24, 2004.(26)

   10.67 Promissory note dated as of November 16, 2004 with Cornell Capital Partners, LP.(27)

   10.68 Promissory note dated as of November 16, 2004 with Cornell Capital Partners, LP.(27)

   10.69 Form of Subscription Agreement and Prospective Purchaser Questionnaire of SmarTire Systems Inc.(28)

   10.70    Form of 5% Convertible Debenture SmarTire Systems Inc.(28)

   10.71    Form of Redemption Warrant of SmarTire Systems Inc.(28)

   10.72 Securities Purchase Agreement dated December 15, 2004 by and between SmarTire Systems, Inc. and Cornell Capital Partners, L.P.(28)

   10.73 Registration Rights Agreement dated December 15, 2004 by and between SmarTire Systems, Inc. and Cornell Capital Partners, L.P.(28)

   10.74    Form of 5% Convertible Debenture SmarTire Systems Inc.(28)

   10.75    Form of Common Stock Purchase Warrant of SmarTire Systems Inc.(28)

   10.76    2004 Non-US US Stock Incentive Plan of SmarTire Systems Inc.(28)

   10.77 Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Robert Rudman.(29)

   10.78 Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Allan Kozak.(29)

   10.79 Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Jeff Finkelstein.(29)

   10.80 Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Erwin Bartz.(29)

   10.81 Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Shawn Lammers.(29)

   10.82 Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and William Cronin.(29)

   10.83 Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Martin Gannon.(29)

   10.84 Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Johnny Christiansen.(29)

   10.85 Registration Rights Agreement dated as of March 22, 2005 by and between SmarTire Systems, Inc. and Cornell Capital Partners, L.P.(30)

   10.86 Investment Agreement dated as of March 22, 2005 by and between SmarTire Systems, Inc. and Cornell Capital Partners, L.P.(30)(31)

   10.87 Termination Agreement dated as of March 22, 2005 by and between SmarTire Systems, Inc. and Cornell Capital Partners, L.P.(30)

   10.88 Redemption, settlement and release agreement dated April 27, 2005 by and between SmarTire Systems Inc. and Palisades Master Fund, L.P. and PEF Advisors, Ltd.(32)

   10.89 Redemption, settlement and release agreement dated May 2, 2005 by and between SmarTire Systems Inc. and Gamma Opportunity Partners.
            (32)

   10.90 Redemption, settlement and release agreement dated May 4, 2005 by and between SmarTire Systems Inc. and Alpha Capital
            Aktiengesellschaftt, L.P.(32)

   10.91 Redemption, settlement and release agreement dated May 13, 2005 by and between SmarTire Systems Inc. and Crescent International Ltd.(32)

   10.92 Redemption, settlement and release agreement dated May 23, 2005 by and between SmarTire Systems Inc. and Goldplate Investment Partners.(32)

   10.93 Registration Rights Agreement dated as of May 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners.(32)

   10.94 Standby Equity Distribution Agreement dated as of May 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners LP.(32)

   10.95 Investor Registration Rights Agreement dated as of May 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners LP.
            (32)

   10.96 Amended and Restated Convertible Debenture dated as of June 10, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners LP.(32)

   10.97 Securities Purchase Agreement dated as of May 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners LP.(32)

   10.98 Standby Equity Distribution Agreement, dated as of June 23, 2005, between SmarTire Systems Inc. and Cornell Capital Partners, LP.(33)

   10.99 Securities Purchase Agreement, dated as of June 23, 2005, among SmarTire Systems Inc., Cornell Capital Partners, LP and Highgate House Funds, Ltd.(33)

   10.100 Securities Purchase Agreement, dated as of June 23, 2005, among SmarTire Systems Inc., Cornell Capital Partners, LP and Highgate House Funds, Ltd.(33)

   10.101 Convertible Debenture, dated as of June 23, 2005, with a principal balance of $20 million, issued by SmarTire Systems Inc. to Cornell Capital Partners, LP as trustee for LCC Global Ltd.(33)

   10.102 Amended and Restated Convertible Debenture, dated as of July 21, 2005, with a principal balance of $8 million, issued by SmarTire Systems Inc. to Cornell Capital Partners, LP.(34)

   10.103 Amended and Restated Convertible Debenture, dated as of July 21, 2005, with a principal balance of $2 million, issued by SmarTire Systems Inc. to Highgate House Funds, Ltd. (34)

   10.104 Amended and Restated Warrant to purchase 41,668,750 shares of common stock, dated as of July 21, 2005 issued by SmarTire Systems Inc. to Cornell Capital Partners LP. (34)

   10.105 Amended and Restated Warrant to purchase 16,668,750 shares of common stock, dated as of July 21, 2005 issued by SmarTire Systems Inc. to Cornell Capital Partners LP. (34)

   10.106 Amended and Restated Warrant to purchase 4,162,500 shares of common stock, dated as of July 21, 2005 issued by SmarTire Systems Inc. to Highgate House Funds, Ltd. (34)

   10.107 Registration Rights Agreement, dated as of June 23, 2005, between SmarTire Systems Inc. and Cornell Capital Partners, LP. (33)

   10.108 Investor Registration Rights Agreement, dated as of June 23, 2005, among SmarTire Systems Inc., Cornell Capital Partners, LP and Highgate House Funds, Ltd. (33)

   10.109 Management Agreement between our Company and Dave Warkentin dated as of August 8, 2005. (35)

   10.110 Marketing and distribution agreement with Dana Corporation dated as of October 12, 2005 **

   14.1     Code of Business Conduct and Ethics Compliance Program. (16)

EXHIBIT
NUMBER      DESCRIPTION
-------     --------------------------------------------------------------------

   21.1     Subsidiaries of the Small Business Issuer**

   23.1     Consent of KPMG LLP.**

   31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

   31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

   32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

   32.2 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

            ** Filed herewith.

(1) Incorporated by reference to SmarTire Systems Inc.'s Form 10-KSB filed with the Securities and Exchange Commission on August 18, 1998.

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

(23) Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on April 28, 2004.

(24) Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities Exchange Commission on June 2, 2004.

(25) Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on June 15, 2004.

(26) Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on October 1, 2004.

(27) Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities and Exchange Commission on December 14, 2004.

(28) Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on December 21, 2004.

(29) Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on February 9, 2005.

(30) Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on March 29, 2005.

(31) Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on April 1, 2005, as amended.

(32) Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities and Exchange Commission on June 14, 2004.

(33) Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on June 30, 2005.

(34) Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities Exchange Commission on July 22, 2005.

(35) Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on August 12, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTIRE SYSTEMS INC.


                        By: /s/ Al Kozak
                            --------------------------------------
                            Robert V. Rudman, CA
                            President, Chairman and
                            Chief Executive Officer

                        Date: October 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 28, 2005:

SIGNATURES


                            /s/ Robert Rudman
                            ----------------------------------------------------
                            Robert Rudman, Chairman


                            /s/ Jeff Finkelstein
                            ----------------------------------------------------
                            Jeff Finkelstein, Chief Financial Officer
                            (Principal Financial and Accounting Officer)


                            /s/ Al Kozak
                            ----------------------------------------------------
                            Al Kozak, President, CEO,
                            (Principal Executive Officer)


                            /s/ Martin Gannon
                            ----------------------------------------------------
                            Martin Gannon, Director


                            /s/ Johnny Christiansen
                            ----------------------------------------------------
                            Johnny Christiansen, Director

     Consolidated Financial Statements
     (Expressed in United States dollars)
     (Prepared in accordance with U.S. generally accepted accounting principles)

     SMARTIRE SYSTEMS INC.

     Years ended July 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of SmarTire Systems Inc.

We have audited the consolidated balance sheets of SmarTire Systems Inc. as at July 31, 2005 and 2004 and the consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the three year period ended July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at July 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years in the three year period ended July 31, 2005 in accordance with U.S. generally accepted accounting principles.
  /s/ KPMG LLP
Chartered Accountants

Vancouver, Canada
September 16, 2005, except for note 19(b) which is as of September 23, 2005

COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA - U.S. REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 2 to the financial statements. Our report to the shareholders dated September 16, 2005 except for note 19(b) which is as of September 23, 2005 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the report of independent registered public accounting firm when these are adequately disclosed in the financial statements.
  /s/ KPMG LLP
Chartered Accountants

Vancouver, Canada
September 16, 2005, except for note 19(b) which is as of September 23, 2005

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

July 31, 2005 and 2004

--------------------------------------------------------------------------------

                                                                     2005            2004
                                                                 ------------    ------------
Assets

Current assets:
  Cash and cash equivalents                                      $ 10,059,763    $     76,670
  Receivables, net of allowance for doubtful accounts
    of $50,750 (2004 - nil)                                           275,789         259,508
  Inventory (note 4)                                                2,798,747       3,245,807
  Prepaid expenses                                                    158,188         225,758
                                                                 ------------    ------------
                                                                   13,292,487       3,807,743

Capital assets (note 5)                                               716,763         824,616

Deferred financing costs (note 12)                                 18,209,280         157,020

Other assets (note 6)                                               1,066,013       2,147,749
                                                                 ------------    ------------

                                                                 $ 33,284,543    $  6,937,128
                                                                 ============    ============

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities (note 7)              $    915,334    $  1,293,251
  Deferred revenue                                                         --          10,830
  Promissory notes payable (note 8)                                        --       1,500,000
  Current portion of convertible debentures                         4,866,584         271,257
                                                                 ------------    ------------
                                                                    5,781,918       3,075,338
Convertible debentures, net of equity portion of $10,111,082
  (2004 - $1,955,356) (note 9)                                     17,118,667         395,574

Preferred shares, net of equity portion of $3,999,999, subject
  to mandatory redemption (July 31, 2004 - nil) (note 10)                   1              --

Stockholders' equity:
  Share capital (note 11):
    Common shares, without par value:
      Unlimited shares authorized (2004 - 300,000,000)
        278,562,884 shares issued and outstanding
        (2004 - 103,130,761)                                       66,695,717      58,368,020
  Additional paid-in capital                                       18,691,497       4,417,323
  Deficit                                                         (75,132,150)    (59,018,256)
  Accumulated other comprehensive loss                                128,893        (300,871)
                                                                 ------------    ------------
                                                                   10,383,957       3,466,216
                                                                 ------------    ------------

                                                                 $ 33,284,543    $  6,937,128
                                                                 ============    ============

Going concern (note 2)
Commitments and  contingencies  (notes 9(b) and 17)
Subsequent  events (note 19)
See accompanying notes to consolidated financial statements.

Approved on behalf of the Board

/s/ Robert Rudman    Director                           /s/ Bill Cronin Director
--------------------                                    ---------------
Robert V. Rudman                                        Bill Cronin

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

                                                            2005            2004            2003
                                                       -------------    ------------    ------------

Revenue                                                $   1,463,460    $  1,658,279    $  1,802,596

Cost of goods sold (including in the year ended July
  31, 2005 inventory write-down of $500,000)               1,634,780       1,445,563       1,387,365
                                                       -------------    ------------    ------------
                                                            (171,320)        212,716         415,231

Expenses:
  Depreciation and amortization                            1,497,250       1,371,717       1,236,870
  Engineering, research and development                    3,297,011       1,654,690       1,177,935
  General and administrative                               4,953,537       2,338,758       2,939,260
  Marketing                                                2,540,730       1,821,122       1,448,326
                                                       -------------    ------------    ------------
                                                          12,288,528       7,186,287       6,802,391
                                                       -------------    ------------    ------------

Loss from operations                                     (12,459,848)     (6,973,571)     (6,387,160)

Other earnings (expenses):
  Interest income                                             39,241           5,873           2,835
  Net interest and financing expense                      (3,730,481)     (4,031,820)     (3,722,505)
  Foreign exchange gain                                       37,194          12,492         192,201
  Gain on settlement of convertible debt (note 9(c))       1,822,033              --              --
                                                       -------------    ------------    ------------
                                                          (1,832,013)     (4,013,455)     (3,527,469)
                                                       -------------    ------------    ------------

Loss for the year                                      $ (14,291,681)   $(10,987,026)   $ (9,914,629)
                                                       =============    ============    ============

Basic and diluted loss per share                       $       (0.06)   $      (0.13)   $      (0.37)

Weighted average number of common shares used in
  the computation of basic and diluted loss per
  share (note 16)                                        222,981,341      83,356,095      26,771,427
                                                       =============    ============    ============

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss (Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------


                                                         Common shares        Additional      Deferred
                                                    -----------------------     paid-in         stock
                                                      Shares       Amount       capital     compensation      Deficit
                                                    ----------   ----------   -----------   -------------   -----------
                                                                     $             $              $              $

Balance at July 31, 2002                            18,711,369   42,514,482       885,461         (17,005)  (38,116,601)
                                                    ==========   ==========   ===========   =============   ===========

Issuance of common shares for cash upon private
  placements, net of issuance costs of $289,172      6,964,286    1,810,828            --              --            --
Intrinsic value of beneficial conversion feature
  of convertible debentures plus fair value of
  warrants issued                                           --           --     5,157,521              --            --
Conversion of convertible debenture and accrued
  interest to common shares net of issuance
  costs of $628,526                                 24,381,133    3,024,395            --              --            --
Exercise of warrants for cash, net of issuance
  costs of $61,060                                   3,300,000      298,940            --              --            --
Issuance of shares as fees on equity line of
  credit                                               478,412      300,000            --              --            --
Fair value of agent's warrants issued on private
  placements and convertible debentures                     --           --       502,367              --            --
Debt settlement through issuance of common shares      353,865       77,850            --              --            --
Issuance of shares and repricing of warrants to
  settle a potential claim                             850,000      178,500       136,544              --            --
Compensation expense                                        --           --            --          17,005            --
Loss for the period                                         --           --            --              --    (9,914,629)
Translation adjustment                                      --           --            --              --            --
                                                    ----------   ----------   -----------   -------------   -----------

Balance at July 31, 2003                            55,039,065   48,204,995     6,681,893              --   (48,031,230)
                                                    ==========   ==========   ===========   =============   ===========
                                                     Accumulated
                                                        other
                                                    comprehensive     Stockholders'     Comprehensive
                                                         loss             equity        income (loss)
                                                    --------------    --------------    --------------
                                                          $                 $                 $

Balance at July 31, 2002                                  (977,291)        4,289,046        (7,000,269)
                                                    ==============    ==============    ==============

Issuance of common shares for cash upon private
  placements, net of issuance costs of $289,172                 --         1,810,828                --
Intrinsic value of beneficial conversion feature
  of convertible debentures plus fair value of
  warrants issued                                               --         5,157,521                --
Conversion of convertible debenture and accrued
  interest to common shares net of issuance
  costs of $628,526                                             --         3,024,395                --
Exercise of warrants for cash, net of issuance
  costs of $61,060                                              --           298,940                --
Issuance of shares as fees on equity line of
  credit                                                        --           300,000                --
Fair value of agent's warrants issued on private
  placements and convertible debentures                         --           502,367                --
Debt settlement through issuance of common shares               --            77,850                --
Issuance of shares and repricing of warrants to
  settle a potential claim                                      --           315,044                --
Compensation expense                                            --            17,005                --
Loss for the period                                             --        (9,914,629)       (9,914,629)
Translation adjustment                                     408,937           408,937           408,937
                                                    --------------    --------------    --------------

Balance at July 31, 2003                                  (568,354)        6,287,304        (9,505,692)
                                                    ==============    ==============    ==============

See accompanying notes to consolidated financial statements

SMARTIRE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss (Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

                                                                                                                    Accumulated
                                                                Common shares         Additional                        other
                                                          ------------------------     paid-in                     comprehensive
                                                            Shares        Amount       capital        Deficit           loss
                                                          -----------   ----------   -----------    ------------   --------------
                                                                            $             $              $               $

Balance as at July 31, 2003                                55,039,065   48,204,995     6,681,893     (48,031,230)        (568,354)
                                                          ===========   ==========   ===========    ============   ==============

Exercise of stock options for cash (note 11 (e))               79,400       15,880            --              --               --
Intrinsic value of beneficial conversion feature of
  convertible debentures plus fair value of warrants
  issued (note 9)                                                  --           --     2,457,023              --               --
Conversion of convertible debentures and accrued
  interest to common shares allocated pro-rata
  between additional paid-in-capital and common
  shares, net of issuance costs of $156,133 (note 8)       20,882,076    5,344,961    (2,788,277)             --               --
Exercise of warrants for cash, net of issuance costs
  of $78,370 (note 11(f))                                  12,463,231    3,702,985    (1,601,970)             --               --
Issuance of shares and warrants as fees for
  services received (note 11(c))                              200,000       34,800        63,375              --               --
Fair value of agent's warrants issued on private
  placement of convertible debentures (note 8(b))                  --           --        15,699              --               --
Issuance of shares as fees on equity line of credit
  (note 11 (d))                                             3,605,769      375,000      (375,000)             --               --
Cash cost incurred for equity line (note 11(d))                    --           --       (35,420)             --               --
Shares issued upon draw downs on equity line of
  credit, net of issuance cost of $60,601 (note 11(d))     10,861,220      689,399            --              --               --
Loss for the period                                                --           --            --     (10,987,026)              --
Translation adjustment                                             --           --            --              --          267,483
                                                          -----------   ----------   -----------    ------------   --------------

Balance at July 31, 2004                                  103,130,761   58,368,020     4,417,323     (59,018,256)        (300,871)
                                                          ===========   ==========   ===========    ============   ==============

Exercise of stock options for cash (note 11(e))             6,059,998      787,800      (606,000)             --               --
Conversion of convertible debentures and accrued
  interest to common shares allocated pro-rata
  between additional paid-in-capital and common shares     51,340,389    2,147,293      (648,644)             --               --
  (note 9)
Intrinsic value of beneficial conversion feature of
  convertible debt (note 9)                                        --           --    11,005,243              --               --
Settlement of convertible debt (note 9(c))                         --           --      (677,966)     (1,822,033)
Intrinsic value of beneficial conversion feature of
  preferred shares (note 10)                                       --           --     3,999,999              --               --
Financing cost related to preferred shares (note 10)               --           --      (145,000)                              --
Financing cost related to convertible debentures
  (note 9)                                                         --           --    (1,038,037)             --               --
Exercise of warrants for cash, net of issuance
  costs of $46,872 (note 11(e)(ii))                        18,940,560    1,588,643    (1,017,299)             --               --
Cash-less exercise of warrants (note 11 (b)(ii))           13,364,073    1,026,617    (1,026,617)                              --
Shares issued upon draw downs on equity line, net of
  issuance cost of $515,170 (note 11(b)(i))                78,887,710    2,505,766       410,420              --               --
Shares issued as placement fees on equity line of
  credit (note 11(d))                                          75,188       10,000            --              --               --
Shares issued as compensation for services (note 11(c))     6,764,205      261,578            --              --               --
Compensation expense (note 3(o))                                   --           --     4,018,075              --               --
Loss for the period                                                --           --            --     (14,291,861)              --
Translation adjustment                                             --           --            --              --          429,764
                                                          -----------   ----------   -----------    ------------   --------------
Balance at July 31, 2005                                  278,562,884   66,695,717    18,691,497     (75,132,150)         128,893
                                                          ===========   ==========   ===========    ============   ==============


                                                          Stockholders'    Comprehensive
                                                              equity       income (loss)
                                                          --------------   --------------
                                                                $                $

Balance as at July 31, 2003                                    6,287,304       (9,505,692)
                                                          ==============   ==============

Exercise of stock options for cash (note 11 (e))                  15,880               --
Intrinsic value of beneficial conversion feature of
  convertible debentures plus fair value of warrants
  issued (note 9)                                              2,457,023               --
Conversion of convertible debentures and accrued
  interest to common shares allocated pro-rata
  between additional paid-in-capital and common
  shares, net of issuance costs of $156,133 (note 8)           2,556,684               --
Exercise of warrants for cash, net of issuance costs
  of $78,370 (note 11(f))                                      2,101,015               --
Issuance of shares and warrants as fees for
  services received (note 11(c))                                  98,175               --
Fair value of agent's warrants issued on private
  placement of convertible debentures (note 8(b))                 15,699               --
Issuance of shares as fees on equity line of credit
  (note 11 (d))                                                       --               --
Cash cost incurred for equity line (note 11(d))                  (35,420)              --
Shares issued upon draw downs on equity line of
  credit, net of issuance cost of $60,601 (note 11(d))           689,399               --
Loss for the period                                          (10,987,026)     (10,987,026)
Translation adjustment                                           267,483          267,483
                                                          --------------   --------------

Balance at July 31, 2004                                       3,466,216      (10,719,543)
                                                          ==============   ==============

Exercise of stock options for cash (note 11(e))                  181,800               --
Conversion of convertible debentures and accrued
  interest to common shares allocated pro-rata
  between additional paid-in-capital and common shares         1,498,649               --
  (note 9)
Intrinsic value of beneficial conversion feature of
  convertible debt (note 9)                                   11,005,243               --
Settlement of convertible debt (note 9(c))                    (2,499,999)              --
Intrinsic value of beneficial conversion feature of
  preferred shares (note 10)                                   3,999,999               --
Financing cost related to preferred shares (note 10)            (145,000)              --
Financing cost related to convertible debentures
  (note 9)                                                    (1,038,037)              --
Exercise of warrants for cash, net of issuance
  costs of $46,872 (note 11(e)(ii))                              571,344               --
Cash-less exercise of warrants (note 11 (b)(ii))                      --               --
Shares issued upon draw downs on equity line, net of
  issuance cost of $515,170 (note 11(b)(i))                    2,916,186               --
Shares issued as placement fees on equity line of
  credit (note 11(d))                                             10,000               --
Shares issued as compensation for services (note 11(c))          261,578               --
Compensation expense (note 3(o))                               4,018,075               --
Loss for the period                                          (14,291,861)     (14,291,861)
Translation adjustment                                           429,764          429,764
                                                          --------------   --------------
Balance at July 31, 2005                                      10,383,957      (13,862,097)
                                                          ==============   ==============

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

                                                                2005            2004            2003
                                                            ------------    ------------    -----------
Cash provided used for:
Operating activities:
  Loss for the year                                         $(14,291,861)   $(10,987,026)   $(9,914,629)
  Items not affecting cash:
    Depreciation and amortization                              1,497,250       1,371,717      1,236,870
    Stock-compensation expense                                 4,279,653              --         17,005
    Non-cash interest, penalties and finance charges           3,524,805       3,842,107      3,694,914
    Inventory write-down                                         500,000              --             --
    Issuance of shares and warrants for services received             --          98,175             --
    Issuance of shares and repricing of warrants to
      settle a potential claim                                        --              --        315,044
    Gain on settlement of convertible debt (note 9(c))        (1,822,033)             --             --
  Change in non-cash working capital:
    Receivables                                                  (44,507)        170,127       (182,366)
    Deferred revenue                                                  --              --          9,423
    Deferred financing expense                                        --              --         (5,000)
    Inventory                                                    (67,943)     (2,391,749)       594,333
    Prepaid expenses                                              82,153         (50,265)       240,861
    Accounts payable and accrued liabilities                    (477,512)        374,794       (434,556)
                                                            ------------    ------------    -----------

  Net cash used in operating activities                       (6,819,995)     (7,572,120)    (4,428,101)

Investing activities:
  Purchase of capital assets                                     (73,511)       (446,780)       (62,978)
                                                            ------------    ------------    -----------

  Net cash used in investing activities                          (73,511)       (446,780)       (62,978)

Financing activities:
  Cash received on exercise of stock options                     181,800          15,880             --
  Cash received on issuance of common shares                          --              --      2,100,000
  Cash received on exercise of warrants (note 11)                618,217       2,179,385        360,000
  Proceeds from equity line of credit (note 11)                2,725,000         750,000             --
  Proceeds from convertible debentures (note 9)               34,195,000       2,725,000      5,618,000
  Proceeds from preferred shares (note 10)                     4,000,000              --             --
  Proceeds from promissory notes (note 8)                        875,000       1,500,000        250,000
  Repayment of convertible debentures (note 9)                (3,360,930)             --             --
  Financing costs                                            (19,989,564)       (626,696)      (886,799)
  Repayment of promissory notes (note 8)                      (2,375,000)       (305,715)    (1,600,000)
                                                            ------------    ------------    -----------

  Net cash provided by financing activities                   16,869,523       6,237,854      5,841,201

Effect of exchange rate differences on cash
  and cash equivalents                                             7,076          14,022        (32,396)
                                                            ------------    ------------    -----------

Net increase (decrease) in cash and cash equivalents           9,983,093      (1,767,024)     1,317,726

Cash and cash equivalents, beginning of year                      76,670       1,843,694        525,968
                                                            ------------    ------------    -----------

Cash and cash equivalents, end of year                      $ 10,059,763    $     76,670    $ 1,843,694
                                                            ============    ============    ===========

Supplementary information:
  Interest and finance charges paid                         $    235,593    $    189,713    $    27,591
Non-cash investing and financing activities:
  Conversion of convertible debentures to common shares        1,475,517       2,556,684      3,024,395
  Fair value of agents warrants issued in conjunction
    with private placements                                           --          15,699        502,367
  Settlement of debt through issuance of common shares                --              --         77,850
  Issuance of shares as consideration for equity line
    of credit                                                  2,725,000         375,000        300,000
  Financing costs included in accounts payable                        --          52,859         30,000
  Shares issued for services                                     261,578              --             --
                                                            ============    ============    ===========

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

1.    Operations:

      The Company and its subsidiaries develop and market products incorporating wireless data transmission and processing technologies, primarily for the automotive and transportation industries. The Company's primary product is a wireless tire monitoring system which it currently markets for use on passenger vehicles, motorcycles, recreational vehicles, trucks, buses and other pneumatic tire applications. All sales of its product are made in this industry segment.

2.    Going concern:

      The Company has incurred recurring operating losses and has a deficit of $75,132,150 and working capital of $7,510,569 as at July 31, 2005. During the year ended July 31, 2005, the Company used cash of $6,893,506 in operating and investing activities.

      During fiscal 2005, the Company realized gross cash proceeds of $42,595,017 (2004 - $7,170,265) from financing activities, issued 62.5 million warrants and arranged a $160.0 million (2004 - $15.0 million) equity line of credit (note 11(d)) to fund its operations.

      The Company may require additional financing to fund its operations as there can be no assurance that the Company can draw down amounts under the equity line of credit as drawdowns are subject to an effective Registration Statement filed with the SEC. Such a registration statement is not yet effective (note 19(b)). These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

3.    Significant accounting policies (continued):

            Cash and cash equivalents included in the statements of cash flows is comprised of the following amounts:

                                                       2005         2004         2003
                                                   -----------   ----------   ----------
            Cash on hand and balances with banks   $10,059,763   $   76,670   $  264,628
            Cash equivalents                                --           --    1,554,066
                                                   -----------   ----------   ----------
                                                   $10,059,763   $   76,670   $1,818,694
                                                   ===========   ==========   ==========


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

      (f)   Deferred financing costs:

            Deferred financing costs include cash payments made by the Company in conjunction with various financing instruments and placements. The fees associated with the convertible debentures are amortized over the respective terms of the convertible debentures. Fees related to the Standby Equity Distribution Agreement (SEDA) will be amortized into additional paid-in capital as the Company draws on the SEDA.

      (g)   Other assets:

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

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

3.    Significant accounting policies (continued):

      (h)   Impairment of long-lived assets:

            The Company monitors the recoverability of long-lived assets, based on estimates using factors such as expected future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or to be realized on sale. The Company recognizes an impairment loss if the projected undiscounted future cash flows are less than the carrying amount. The amount of the impairment charge, if any, is measured equal to the excess of the carrying value over the expected future cash flows discounted using the Company's average cost of funds.

      (i)   Revenue recognition:

            The Company recognizes revenue when there is persuasive evidence of an arrangement, goods are shipped and title passes, collection is probable, and the fee is fixed or determinable. Customer acceptance is used as the criterion for revenue recognition when the product sold does not have an established sales history to allow management to reasonably estimate returns and future provisions. Provisions are established for estimated product returns and warranty costs at the time the revenue is recognized. The Company records deferred revenue when cash is received in advance of the revenue recognition criteria being met. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved. Engineering services revenue for the year were nil (2004-$94,800 and 2003 - $173,400).

      (j)   Loss per share:

            Basic loss per share computations are based on the weighted average number of shares outstanding during the year. If in a period the Company has outstanding dilutive stock options and warrants, diluted loss per share is calculated using the treasury stock method.

      (k)   Income taxes:

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

      (l)   Warranty costs:

            The Company accrues warranty costs upon the recognition of related revenue, based on its best estimates, with reference to past experience. See note 17(b).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

3.    Significant accounting policies (continued):

      (m)   Foreign currency translation:

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

      (n)   Use of estimates:

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management at the date of the financial statements to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts to revenues and expenses during the reporting period. Significant areas requiring the use of estimates include estimating the net realizable value of inventory, the future cash flows for assessing the net recoverable amount of long-lived assets, stock-based compensation, product returns and accrued liabilities. Actual results may differ from those estimates.

      (o)   Stock-based compensation:

            The Company has elected under FAS 123, Accounting for Stock-based Compensation, to account for employee stock options using the intrinsic value method. This method is described in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As the Company grants stock options with an exercise price not less than the market value of the underlying common shares on the date of grant, no compensation expense is required to be recognized under APB 25 for fixed plan awards.

            If the exercise price of an employee stock option award is not fixed in the functional currency of the Company or in the currency the employee is paid, the award is accounted for as a variable award until the award is exercised, forfeited, or expires unexercised. The Company measures compensation as the amount by which the quoted market value of the common shares of the Company's stock covered by the grant exceeds the option price, with changes in the market price included in the measurement of loss.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

3.    Significant accounting policies (continued):

            FAS 123 uses the fair value method of calculating the cost of stock option grants. Had compensation cost for employee stock options been determined by this method, net loss and net loss per share would have been as follows:

                                                        2005            2004            2003
                                                    ------------    ------------    ------------
            Net loss:
              As reported                           $(14,291,861)   $(10,987,026)   $ (9,914,629)
              Stock-based compensation expense
                recognized using intrinsic value
                method (variable award)                4,018,075              --          17,005
              Stock-based compensation expense
                determined under fair value based
                method for all awards                 (1,101,411)     (1,291,736)       (738,339)
                                                    ------------    ------------    ------------

              Pro forma                             $(11,375,197)   $(12,278,762)   $(10,635,963)
                                                    ============    ============    ============

            Basic and diluted loss per share:
               As reported                                 (0.06)          (0.13)          (0.37)
               Pro forma                                   (0.05)          (0.15)          (0.40)
                                                    ============    ============    ============


            The Company recognizes compensation expense on a straight-line basis over the vesting period beginning on the date the stock option is granted.

            The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option valuation model with the following range of weighted average assumptions.

                                                       2005         2004         2003
                                                    ----------   ----------   ----------
            Expected dividend yield                         0%           0%           0%
            Expected stock price volatility           137-147%     139-152%     128-155%
            Risk-free interest rate                 3.54-4.11%   3.28-4.08%     3.6-4.3%
            Expected life of options and warrants      5 years    3-5 years    2-5 years
                                                    ==========   ==========   ==========


            Weighted-average fair values of options granted during the year are as follows:

                                                              2005    2004    2003
                                                             -----   -----   -----
            Options whose exercise price at date of grant:
              Equals the market price of stock               $0.03   $0.07   $0.72
              Exceeds the market price of stock               0.02    0.16    0.94
                                                             =====   =====   =====

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

3.    Significant accounting policies (continued):

            The Company recognizes compensation expense for stock options, common stock and other instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are performed and the instrument is earned.

      (p)   Fair value of financial assets and liabilities:

            Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair value due to their short maturities. It was not practicable to estimate the fair value of the convertible debentures and the redeemable preferred shares, as they are not publicly traded or quoted and an active and liquid market does not exist for investments with similar terms, risks and other features. These instruments are convertible into the Company's common shares that currently trade in a limited volume relative to the number of shares that are issued and outstanding. The underlying value of the Company is dependent on future sales, income and product development that are, at least in part, outside of the Company's control. The existence of doubt about the Company's ability to continue as a going concern results in uncertainty about the future, and certain of the instruments are held by related parties. Information as to the terms, including the determination of carrying values, interest rates and maturity dates are set out in notes 9 and 10.

      (q)   Comprehensive income:

            Under SFAS 130, Reporting Comprehensive Income, the Company is required to report comprehensive income, which includes net loss as well as changes in equity from non-owner sources. The other changes in equity included in comprehensive income for the periods presented comprise the foreign currency cumulative translation adjustments. Accumulated other comprehensive loss is presented in the consolidated statements of stockholders' equity and comprehensive loss.

      (r)   Recent accounting pronouncements:

            In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"), that changes the reporting of certain accounting changes specified in APB Opinion No. 20, "Accounting Changes" ("ABP 20"). APB 20 required that most changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to a new accounting principle. SFAS No. 154 requires retrospective application for changes in accounting principle, unless it is impracticable to determine either the cumulative effect or the period-specific effects of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting policy be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate balance sheet caption) for that period.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

3.    Significant accounting policies (continued):

      (r)   Recent accounting pronouncements (continued):

            When it is impracticable for an entity to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires the new accounting principle to be applied as if it were made prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 may have a material impact on the presentation of the Company's financial position or results of operations in the event that a material change in accounting principle or correction of error occurs.

            In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R") that requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25 as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company has not yet determined the affect that the adoption of this new statement will have on the Company's historical financial position or results of operations, however it is expected to include the increase in compensation expense for equity and liability instruments issued to directors and employees of the company in the future.

            In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, " Exchanges of Non-monetary Assets - an Amendment of APB Opinion No. 29" ("SFAS No. 153"), that amends APB Opinion No. 29, "Accounting for Non-monetary Transactions" ("APB No. 29"). The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." Previously, APB No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company's financial position or results of operations.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

3.    Significant accounting policies (continued):

            In December 2004, the FASB issued Statement of Financial Accounting Standard No. 151, "Inventory Costs" ("SFAS No. 151"), that requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company' s financial position or results of operations.

4.    Inventory:

                            2005         2004
                         ----------   ----------
      Raw materials      $1,362,608   $1,515,438
      Work in progress       45,332      554,421
      Finished goods      1,390,807    1,175,948
                         ----------   ----------
                         $2,798,747   $3,245,807
                         ==========   ==========


5.    Capital assets:

                                                   Accumulated    Net book
      2005                               Cost      amortization    Value
      ------------------------------  ----------   ------------   --------
      Computer hardware and software  $  803,638   $    623,123   $180,515
      Office and shop equipment        1,477,329      1,027,230    450,099
      Leasehold improvements             224,901        138,752     86,149
                                      ----------   ------------   --------
                                      $2,505,868   $  1,789,105   $716,763
                                      ==========   ============   ========


                                                   Accumulated    Net book
      2004                               Cost      amortization    Value
      ------------------------------  ----------   ------------   --------
      Computer hardware and software  $  697,178   $    509,980   $187,198
      Office and shop equipment        1,336,068        786,049    550,019
      Leasehold improvements             207,327        119,928     87,399
                                      ----------   ------------   --------
                                      $2,240,573   $  1,415,957   $824,616
                                      ==========   ============   ========

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

6.    Other assets:

      On December 13, 2000, the Company entered into an Assignment and Amendment Agreement with TRW Inc. ("TRW") that transferred to the Company the license to manufacture and sell tire pressure monitoring systems to the original equipment vehicle manufacturers of most medium and heavy duty trucks. Consideration consisted of 490,072 shares of common stock valued at $1,337,500, based on the market value of the Company's stock at the date of purchase, plus cash of $400,000.

      On August 31, 2001, the Company and TRW entered into an agreement to restructure their strategic alliance. Under the terms of restructuring, the Company and TRW agreed to terminate a number of agreements. The Company has the right to manufacture and sell tire pressure monitoring systems to the original equipment vehicle manufacturers market ("OEM"). Consideration consisted of a promissory note of $2.8 million, carrying an interest rate of 6% per annum plus cash of $500,000. The balance of principal in the amount of $1,350,000 owed at July 31, 2002 was repaid during fiscal 2003 and interest of $97,542 on this balance was forgiven by TRW.

      The rights are being amortized over five years on a straight-line basis.

                                                             Accumulated     Net book
      2005                                         Cost      amortization     Value
      ---------------------------------------   ----------   ------------   ----------
      OEM - most medium and heavy duty trucks   $1,737,500   $  1,574,381   $  163,119
      OEM - all other vehicles                   3,300,000      2,397,106      902,894
                                                ----------   ------------   ----------
                                                $5,037,500   $  3,971,487   $1,066,013
                                                ==========   ============   ==========


                                                             Accumulated     Net book
      2004                                         Cost      amortization     Value
      ---------------------------------------   ----------   ------------   ----------
      OEM - most medium and heavy duty trucks   $1,737,500   $  1,190,402   $  547,098
      OEM - all other vehicles                   3,300,000      1,699,349    1,600,651
                                                ----------   ------------   ----------
                                                $5,037,500   $  2,889,751   $2,147,749
                                                ==========   ============   ==========

      Management believes that the net book value of its other assets of $1,066,013 as at July 31, 2005 is recoverable based on expectations of future cash flows from the Company's future sales of tire pressure monitoring systems. Management's belief is based on an undiscounted cash flow analysis of management's current best estimate of projected annual sales to the passenger vehicle and light truck OEM market plus management's projected sales to the medium and heavy truck OEM market.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

7.    Accounts payable and accrued liabilities:

                                                      2005         2004
                                                   ----------   ----------
      Accounts payable                             $  311,296   $  888,652
      Accrued liabilities                             232,629      351,718
      Interest payable on convertible debentures      371,409       52,881
                                                   ----------   ----------
                                                   $  915,334   $1,293,251
                                                   ==========   ==========


8.    Promissory notes:

      (a) During the year ended July 31, 2004, the Company received total gross proceeds of $1,500,000 upon the issuance of two unsecured short-term promissory notes of $750,000 each, to an accredited investor. Each note bore interest at a rate of 8% per annum and was repayable on August 13, 2004 and September 16, 2004 respectively. As a commitment fee, the holder of the notes received a total of $150,000.

      (b) During the year ended July 31, 2005, the Company received gross proceeds of $875,000 as follows:

            i. On November 16, 2004, the Company received gross proceeds of $250,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. There were no fees on the note. The note bore interest at a rate of 12% per annum and was repayable on December 15, 2004.

            ii. On November 30, 2004, the Company received gross proceeds of $275,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. The note bore interest at a rate of 12% per annum and was repaid on December 30, 2004. As a commitment fee, the holder of the note received $27,500.

            iii. On February 9, 2005, the Company received gross proceeds of $350,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. The note bore interest at a rate of 10% per annum and was repaid on March 16, 2005. As a commitment fee, the holder of the note received $35,000.

      (c) During the year ended July 31, 2005, the Company repaid all of its outstanding promissory notes. In total, the Company repaid $2,375,000 of principal and $61,462 in interest on its promissory notes.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

9.    Convertible debentures:

                                                         Redemption                      Balance to
                                                           value            Debt        be accreted
                                                          of debt        component        to debt
                                                        ------------    ------------    ------------

      Balance as at July 31, 2003                       $  1,966,667    $          3    $  1,966,664

        Issuance of 11% discounted convertible
          debentures (b)                                   3,493,590       1,036,567       2,457,023

        Discount in convertible debentures (b)                    --        (768,590)        768,590

        Cash repayment of discounted
          convertible debentures (b)                        (305,715)       (305,715)             --

        Conversion of 8% and 7% convertible
          debentures into common shares (a)               (1,691,667)     (1,691,667)             --

        Conversion of discounted convertible
          debentures into common shares (b)                 (840,688)       (840,688)             --

        Accretion of deemed debt discount to
          interest expense (b)                                    --       3,236,921      (3,236,921)
                                                        ------------    ------------    ------------

      Balance as at July 31, 2004                          2,622,187         666,831       1,955,356

        New issuances:
        5% convertible debentures (c)                      2,695,000       1,964,153         730,847
        5% convertible debentures (d)                      1,500,000               1       1,499,999
        10% convertible debenture (e)                     30,000,000      21,225,601       8,774,399

        Redemptions/repayments:
        5% convertible debenture (c)                      (2,500,000)     (1,822,033)       (677,967)
        Discounted convertible debentures (b)               (860,929)       (860,929)             --
        Withholding taxes paid                               (12,667)        (12,667)             --

        Conversions:
        8% convertible debenture (a)                        (160,000)       (160,000)             --
        Discounted convertible debentures (b)             (1,315,517)     (1,315,517)             --

        Interest accretion:
        8% convertible debentures (a)                             --         274,999        (274,999)
        Discounted convertible debentures (b)                     --       1,680,357      (1,680,357)
        5% convertible debentures (c)                             --          52,881         (52,881)
        10% convertible debentures (e)                            --         163,315        (163,315)

        Penalties and other incurred:
        Discounted convertible debentures (b)                128,259         128,259              --
                                                        ------------    ------------    ------------



      Balance as at July 31, 2005                         32,096,333      21,985,251      10,111,082
      Less: Current portion of convertible debentures      8,109,666       4,866,584       3,243,082
                                                        ------------    ------------    ------------

                                                        $ 23,986,667    $ 17,118,667    $  6,868,000
                                                        ============    ============    ============

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

9.    Convertible debentures (continued):

      As at July 31, 2005 the following convertible debentures with respective redemption values were outstanding:

            i) $115,000 of the 8% convertible debentures issued on July 17, 2003;

            ii)   $286,333  of  the  convertible  debentures  issued  at  a  22%
                  original discount from the face principal amount on December 24, 2003;

            iii) $195,000 of the 5% convertible debenture issued on December 15, 2004;

            iv) $1,500,000 of the 5% convertible debenture issued on May 27, 2005;

            v) $30,000,000 of the 10% convertible debentures issued on June 23, 2005.

      At January 31, 2005 and April 30, 2005, the Company was in violation of all existing convertible debenture agreements. As a result of this violation, the Company accreted interest to adjust the carrying value of all existing convertible debentures to their redemption value. As at July 31, 2005, the Company was in compliance with all terms and conditions of all existing convertible debentures. However, subsequent to year-end, the Company was in violation of certain terms of its convertible debentures and preferred shares. The Company has taken certain steps to remedy these violations (note 19(b)).

      (a)   $1,700,000  -  8%   convertible   debenture  and   $2,800,000  -  7%
            convertible debenture issued on June 17, 2003.

            On June 17, 2003, the Company closed a private placement of 7% convertible debentures in three 8 tranches pursuant to Rule 506 of Regulation D under the Securities Act of 1933, for gross proceeds of $2,800,000. On July 17, 2003, the Company closed another private placement of 8% convertible debentures pursuant to Rule 506 of Regulation D under the Securities Act of 1933, for gross proceeds of $1,700,000. Net cash proceeds from the convertible debentures were $4,016,978.

            In connection with the offering of the convertible debentures, the Company issued 23,846,153 common share purchase warrants which were to expire between July 17, 2008 and November 10, 2008. These warrants were exercised during the year ended July 31, 2005. Advisors to the transactions received a cash commission of $360,000 and 180,000 share purchase warrants: 112,000 share purchase warrants for a period of five years, and 68,000 share purchase warrants for a period of three years. The fair value of these warrants at the date of grant was estimated at $77,640 using the Black-Scholes option valuation model using weighted average assumptions as disclosed in note 3(o). Additional expenses related to this offering were $123,022 plus 100,000 share purchase warrants exercisable at a price of $0.135 per share for a period of five years. The financing cost will be amortized over the lesser of the life of the convertible debentures or the date of redemption or conversion into common shares.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

9.    Convertible debentures (continued):

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

            If an event of default occurs, the holder of a convertible debenture can elect to require the Company to immediately repay a mandatory prepayment amount equal to the greater of:

            i) 120% of the principal amount of the debenture, plus all accrued and unpaid interest and any other amounts outstanding in respect of the debenture; or

            ii) 120% of the principal amount of the debenture, plus all accrued and unpaid interest and any other amounts outstanding in respect of the debenture, divided by the conversion price of the debenture, and multiplied by the greater of:

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

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

9.    Convertible debentures (continued):

            For accounting purposes, the proceeds from the issuance of these convertible debentures were primarily allocated to the fair value of warrants issued and the beneficial conversion feature. The fair value of the warrants was calculated using the Black Scholes option model using assumptions as disclosed in note 3(o). The remaining value of the proceeds of $3 was allocated to debt and is being accreted to the redemption value of the convertible debentures over the period from the date of issuance to the initial maturity dates of May 19, 2005 and July 16, 2006.

            During the year ended July 31, 2004, $1,691,667 of principal and $41,270 of interest were converted into common shares resulting in the issuance of 13,601,799 common shares. Interest accretion of $1,732,935 was charged in the statement of operations as interest expense upon conversion of convertible debentures.

            During the year ended July 31, 2005, $160,000 of principal and interest and were converted into common shares resulting in the issuance of 6,106,143 common shares. Interest accretion of $274,999 was charged in the statement of operations as interest expense upon conversion of the convertible debentures.

      (b)   $3,493,590  -  11%  discounted   convertible  debentures  issued  on
            December 24, 2003

            On December 24, 2003, the Company closed a private placement of discounted unsecured convertible debentures in the aggregate principal amount of $3,493,590. The Company also issued 7,939,978 warrants exercisable at $0.25 (subject to adjustment pursuant to the anti-dilution provisions contained in the warrants) with an expiry period of 5 years. The Company issued the convertible debentures at a 22% original issue discount from the face principal amount (based on a notional interest rate of 11% per annum for each year of the two-year term of the debentures), resulting in gross proceeds of $2,725,000. The discount of $768,590 has been netted against the face value of debentures and is being amortized over the maturity period. Advisors to the transaction received a cash commission of $218,000 and 109,000 three year share purchase warrants exercisable at a price of $0.25 each (subject to adjustment pursuant to the anti-dilution provisions contained in the warrants). The fair value of these warrants at the date of grant was estimated at $15,699. The fair value of these warrants was estimated on the date of issuance using the Black-Scholes option valuation model using the volatility 141%, risk free interest rate 3.28%, expected life of warrants 3 years. In addition, expenses of $46,894 for professional fees related to this transaction were incurred. The discounted convertible debentures do not otherwise bear interest, and will mature on April 1, 2006. The outstanding principal amount of each debenture may be converted at any time into shares of the Company's common stock, in whole or in part, at the option of the holder of the debenture at a set price of $0.22 per share (subject to adjustment pursuant to the anti-dilution provisions contained in the debentures). The Company was to make the monthly redemption payments of $145,566 over two years in cash unless during the twenty trading day prior notice period immediately prior to the applicable monthly redemption date the Company irrevocably notifies the holder that it will issue underlying shares in lieu of cash at a conversion price equal to the lesser of:

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

9.    Convertible debentures (continued):

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

            For accounting purposes, the proceeds from the issuance of these convertible debentures were allocated to the fair value of the warrants issued and the intrinsic value of the beneficial conversion feature which amounted to $861,351 and $1,595,672, respectively. The fair value of the warrants was calculated using the Black-Scholes option valuation model using assumptions consistent with those disclosed in note 3(o). The remaining proceeds of $1,036,567 was allocated to debt and is being accreted to the redemption value of the convertible debentures over the maturity period. Monthly redemption payments for February, March, April and May 2004 were made in shares of the Company, except for one cash payment of $14,583. Monthly redemption payments of $145,566 for each of June and July were made in cash. During the year ended July 31, 2004, holders of discounted convertible debentures also converted $273,000 of convertible debentures into common shares. This resulted in additional interest accretion of $240,085. During the year ended July 31, 2004, interest accretion of $1,206,762 was charged to the statement of operations as interest expense.

            During August 2004, the Company defaulted on payments to holders of its discounted convertible debentures. In response to the default, certain debenture holders filed legal actions against the Company. On September 24, 2004, the Company and holders of the discounted convertible debentures signed an agreement which provided for: withdrawal of legal action; an immediate exercise of 18,226,274 warrants at $0.03 for gross proceeds to the Company of $546,788; conversion of $734,388 of discounted debentures into 24,479,630 common shares; a lock-up provision that establishes a daily limit on the number of shares that can be traded by the debenture holders. In addition, the holders of $308,444 of discounted debentures converted these debentures to common shares. Between April 27, 2005 and May 23, 2005, the company entered into redemption, release and settlement agreements with holders of the Company's discounted convertible debentures. Pursuant to such redemptions, the Company made cash payments of $860,929 (including a 20% premium amounting to $76,333), and issued 9,738,759 shares of common stock which were issued at an effective conversion price of $0.028 per share.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

9.    Convertible debentures (continued):

            On April 21, 2005, one holder of this discounted debenture in the amount of $91,726 provided the Company with notice of a summons with the Supreme Court of the State of New York. The holder is alleging that the Company wrongfully refused to honor its request to convert this debt into 9,268,875 common shares of the Company. The holder is seeking $4,393,360 plus interest from April 25, 2005 and attorneys fees. It is not possible to determine whether the debenture holder will be successful in their legal action. The Company has recorded a liability of $128,259 which includes the outstanding principal, premium and penalties.

            During the year ended July 31, 2005, $2,631,033 of principal was converted into common shares resulting in the issuance of 45,234,246 common shares. Interest accretion of $1,680,357 was charged to the statement of operations as interest expense upon conversion of the discounted convertible debentures.

      (c) $195,000 - 5% convertible debentures and $2,500,000 - 5% convertible debenture issued on December 15, 2004

            On December 15, 2004 the Company closed two private placements of 5% convertible debentures, $195,000 maturing on December 15, 2006 and $2,500,000 maturing on December 15, 2007, for gross proceeds of $2,695,000 and net cash proceeds of $2,394,644. Advisors to the transactions received cash commissions of $279,250. Additional expenses related to these offerings were $21,106. The financing cost was recorded as deferred financing costs and was amortized over the lesser of the life of the convertible debenture or the date of redemption or conversion into common shares.

            Principal under the convertible debentures is convertible at the option of the holder as per terms of the agreement.

            The Company also has the right to redeem the convertible debentures, in whole or in part, at 120% of the face value of each convertible debenture. The investor is to receive 50,000 redemption warrants for every $100,000 redeemed.

            For accounting purposes, the Company calculated the intrinsic value of the beneficial conversion feature amounting to $730,847 and recorded it as additional paid-in capital. The remaining value of $1,964,153 is recorded as a liability and will be accreted to its aggregate face value of $2,695,000 over the maturity period.

            Interest on the remaining principal under the convertible debentures that aggregate $195,000 is payable semi-annually beginning June 15, 2005 and every subsequent six month period that the principal balance remains unpaid. During the year, the Company accreted the original assigned debt component to its full face value, resulting in interest expense of $52,881 being charged to the statement of operations.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

9.    Convertible debentures (continued):

            On March 22, 2005, the Company repaid the $2,500,000 convertible debenture. For accounting purposes, the consideration paid was allocated between the equity and liability components based on the intrinsic value of the beneficial conversion option as equity and the remaining amount as liability at the date of transaction. The difference between the carrying value of liability and equity components and the fair value of the consideration paid was charged to income and deficit respectively. This resulted in a gain on settlement of $1,822,003 being recorded in the statement of operations and a charge to deficit of the same amount.

      (d)   $1,500,000 - 5% convertible debenture issued on May 20, 2005

            On May 20, 2005, the Company entered into a Securities Purchase Agreement to issue a $1,500,000 5% debenture convertible at the option of the holder at $0.028 per share that matures on September 1, 2006. Principal will be due and payable in 12 equal installments of $125,000 commencing October 1, 2005 and subsequent installments will be due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full. Interest on the outstanding principal balance is due and payable monthly, in arrears, commencing on August 1, 2005 and will continue to be payable on the first day of each calendar month thereafter that any amounts under the convertible debenture remain payable. Between April 25 and 29, 2005, funds for $1,100,000 of the convertible debenture were placed in escrow with the Company's legal council. From escrow, $457,999 was paid on April 27, 2005 to two debenture holders to redeem their convertible debentures.

            For accounting purposes, the Company calculated the intrinsic value of the beneficial conversion feature amounting to $1,499,999 and recorded it as additional paid-in capital. The remaining $1 is recorded as a liability and accreted to its face value of $1,500,000 over the maturity period.

      (e)   $30,000,000 - 10% convertible debentures issued on June 23, 2005

            On June 30, 2005, the Company closed a private placement of unsecured convertible debentures in the aggregate principal amount of $30.0 million. The Company paid a cash fee of $3.0 million for the convertible debentures and a cash structuring fee of $50,000 in connection with the Securities Purchase Agreement. The Company also issued 62.5 million warrants exercisable at $0.16 per share (subject to adjustment pursuant to adjustment as described below) with an expiry period of five years. The fair value of these warrants at the date of grant was estimated at $4,676,087. The fair value of these warrants was estimated using the Black-Scholes option valuation model using assumptions consistent with those disclosed in not 3
            (o). The convertible debentures bear interest at 10% per annum, calculated on the basis of a 360-day year, and will mature on June 23, 2008. The outstanding principal amount of each debenture may be converted into shares of the Company's common stock, in whole or in part, at the option of the holder of the debenture at a set price of $0.1125 per share (subject to a adjustment as described below).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

9. Convertible debentures (continued): The debenture repayment terms are as follows:

      (i) 10% convertible debenture due June 23, 2008, with a principal balance of $20.0 million, with principal and interest payments commencing on November 1, 2005 and subsequent installments due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full or the full $20.0 million convertible debenture is converted in full. In lieu of making an interest payment in cash, the Company may elect to make interest payments in shares of its common stock, the value of which would be the closing bid price of its common stock on the date the interest payment is due. Upon any full conversion by the investor of all of the principal and interest due under the convertible debenture, all of the payment obligations shall terminate.

      (ii) 10% convertible debenture due June 23, 2008, with a principal balance of $8.0 million, with interest payments commencing on July 23, 2005 and subsequent installments due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full, or the full $8.0 million convertible debenture is converted in full. Principal shall be due and payable in five equal installments commencing on June 23, 2006 and subsequent installments shall be due and payable every six months thereafter on the 23rd day of each calendar month until the outstanding principal balance is paid in full or the full $8.0 million convertible debenture is converted in full. In lieu of making an interest payment in cash, the Company may elect to make interest payments in shares of its common stock, the value of which would be the closing bid price of its common stock on the date the interest payment is due. Upon any full conversion by the investor of all the principal and interest due under the convertible debenture, all of the payment obligations shall terminate.

      (iii) 10% convertible debenture due June 23, 2008, with a principal balance of $2.0 million, with interest payments commencing on July 23, 2005 and subsequent installments due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full or the full $2.0 million convertible debenture is converted in full. Principal shall be due and payable in five equal installments commencing on June 23, 2006 and subsequent installments shall be due and payable every six months thereafter on the 23rd day of each calendar month until the outstanding principal balance is paid in full or the full $2.0 million convertible debenture is converted in full. In lieu of making an interest payment in cash, the Company may elect to make interest payments in shares of its common stock, the value of which would be the closing bid price of its common stock on the date the interest payment is due. Upon any full conversion by the investor of all the principal and interest due under the convertible debenture, all of the payment obligations shall terminate.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

9.    Convertible debentures (continued):

      In the event of any issuances of shares of common stock or rights, options, warrants or securities convertible or exercisable into common stock at a price per share of common stock less than the conversion price of the convertible debentures or exercise price of the warrants, the conversion price of such convertible debentures and warrants will be reduced to the lower purchase price. In addition, the conversion price of the convertible debentures and warrants will be subject to adjustment in connection with any subdivision, stock split, combination of shares or recapitalization. No adjustment will be made as a result of exercises of options, issued prior to June 23, 2005, to purchase shares of common stock issued for compensatory purposes pursuant to any of our stock option or stock purchase plans.

      The 10% convertible debentures provide for various events of default that would entitle the holders to require the Company to immediately repay 100% of the outstanding principal amounts, plus accrued and unpaid interest, in cash, or shares of the Company's common stock with a conversion price reduced to 20% of the volume weighted average price of the Company's shares of common stock on June 30, 2005. If an event of default occurs, the Company may be unable to immediately repay the amount owed, and any repayment may leave the Company with little or no working capital in its business.

      The Company will be considered in default of the 10% convertible debentures if any of the following events, among others, occurs:

            (i) Failure to pay any amount due under a convertible debenture and such failure to pay remains uncured for 10 days;

            (ii) Failure to observe or perform any other covenant, agreement or warranty contained in, or otherwise commit any breach or default of any provision of the 10% convertible debentures;

            (iii) The  Company or any of its  subsidiaries  become  bankrupt  or insolvent;

            (iv) Breach any of the Company's obligations under any other debt or credit agreements involving an amount exceeding $250,000;

            (v) The Company's common stock ceases to be eligible for quotation on the principal market for its common stock (currently the OTC Bulletin Board), and fails to be quoted or listed for trading on another principal market (defined to mean the OTC Bulletin Board, the New York Stock Exchange, American Stock Exchange, the NASDAQ Small-Cap Market or the NASDAQ National Market) within 20 trading days;

            (vi)  The Company or any subsidiary experiences a change of control;

            (vii) The Company fails to file a registration  statement  within 60 days  from  June 23,  2005 with the  Securities  and  Exchange
                  Commission and such registration statement is not declared effective by the SEC within 120 days after filing;

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

9.    Convertible debentures (continued):

            (viii) If the effectiveness of the registration statement lapses for any reason or the holder of the convertible debentures is not permitted to resell the underlying shares of common stock, in either case, for more than five trading days or an aggregate of eight trading days and;

            (ix) Failure to deliver common stock certificates to a holder prior to the fifth trading day after a conversion date or we fail to provide notice to a holder of our intention not to comply with requests for conversions of the convertible debentures; or failure to deliver the payment in cash pursuant to a `buy-in' within three days after notice is claimed delivered.

            The convertible debentures contain a contractual restriction on beneficial share ownership. They provide that the debenture holders may not convert the convertible debentures, or receive shares of the Company's common stock as payment of interest, to the extent that the conversion or receipt of the interest payment would result in the debenture holders, together with their respective affiliates, beneficially owning in excess 4.99% of the Company's then issued and outstanding shares of common stock.

            In connection with the execution of the Securities Purchase Agreement, on June 23, 2005, the Company entered into a Registration Rights Agreement with Cornell Capital Partners and Highgate House Funds pursuant to which the Company agreed to prepare and file, no later than 60 days after the date of the Registration Rights Agreement, with the Securities and Exchange Commission a registration statement on Form S-1 or SB-2 (or, if they are then eligible on Form S-3) under the Securities Act of 1933, as amended, for the resale by the investors of 266,666,666 shares of the Company's common stock to be issued upon conversion of the convertible debentures and 62.5 million shares of the Company's common stock to be issued upon exercise of the investors' warrants.

            For accounting purposes, the proceeds from the issuance of these convertible debentures were allocated to the fair value of the warrants issued and the intrinsic value of the beneficial conversion feature which amounts to $4,676,089 and $4,098,310 respectively. The fair value of the warrants was calculated using the Black-Scholes option valuation model using assumptions consistent with those disclosed in note 3(o). The remaining proceeds of $21,225,601 were allocated to debt and is being accreted to the redemption value of the convertible debenture over the maturity period.

            Of the total financing fee of $3,050,000, $2,165,500 was charged to deferred financing costs and $884,500 was charged to additional paid in capital. These financing fees will be amortized over the lesser of the life of the convertible debenture and the date of redemption or conversion into common shares.

            During the year ended July 31, 2005, the Company recorded $163,315 of interest expense relating to interest accretion and charged it to the statement of operations.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

10.   Preferred shares subject to mandatory redemptions:

            On March 22, 2005, the Company closed a private placement of 25,000 5% convertible Class A preferred shares for gross proceeds of $4,000,000 and net cash proceeds of $3,865,000. Advisors to the transactions received cash commission of $115,000. Additional expenses related to this offering were $20,000. Proceeds of $2,850,000 from this financing were used to settle $2,500,000 convertible debenture entered into on December 15, 2004 and a $350,000 promissory note entered into on February 9, 2004.

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

            The holders of the preferred shares are entitled to receive dividends or distributions on a pro rata basis according to their holdings of the preferred shares when and if declared by our board of directors, in the amount of 5.0% per year. Dividends will be paid in cash and are cumulative. No declared and unpaid dividends will bear or accrue interest. Upon the Company's liquidation, dissolution, or winding-up, whether voluntary or involuntary, before any distribution or payment is made to any of the holders of common stock or any series of preferred stock, holders of the preferred shares are entitled to receive out of the Company's assets, an amount equal to $160 per share of the preferred share, plus all declared and unpaid dividends thereon, for each share of the preferred share held by the holder. Under the Registration Rights Agreements for the preferred shares, the Company will be considered in default of the preferred shares, if the Company fails to file a registration statement with the SEC within 30 days from the date of the agreement of March 22, 2005 and such registration statement is not declared effective by the SEC within 120 days after filing.

            While the legal form of this financial instrument is that of preferred shares, due to the mandatory redemption on December 22, 2006, the substance of the instrument is that of a financial liability. For accounting purposes, these shares are considered to have both a debt and equity component. The equity component is related to the intrinsic value of the beneficial conversion feature at the issuance of the instrument and it equaled $3,999,999. The equity component value is recorded as additional paid-in capital. The remaining value of $1 is recorded as a liability. The carrying value of the liability portion is being accreted to its retraction value of $4,000,000, over a period from the date of issuance to its maturity date of December 22, 2006. Interest accretion is charged to the statement of operations as interest expense. Total financing costs of $145,000 was charged to additional paid-in capital as substantially all the value of preferred shares is treated as equity.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

11.   Share capital:

      (a)   Authorized:

            On December 10, 2004, the Company's authorized common share capital was increased to an unlimited number of shares (2004 - 300,000,000) pursuant to a special resolution of the shareholders adopted at the annual and special annual meeting of the Company held on December 10, 2004. The Company also has 100,000 preferred shares authorized for issuance, of which 25,000 were issued during the year (note 10).

            On March 18, 2005, the Company filed articles of amendment to its articles of incorporation that set forth all the rights and preferences of its series A 5% convertible preferred stock.

      (b)   Common share and unit offerings:

            During the year ended July 31, 2005, the Company received financing from the drawdown on the equity line as the Company issued 78,887,710 shares at effective prices ranging from $0.028 to $0.05 per share pursuant to the $15 million Standby Equity Distribution Agreement for gross proceeds of $2,725,000 and net proceeds of $2,584,250. In addition, $78,484 was reclassified from additional paid-in capital to share financing expense to record the proportionate share of costs on the equity line against the gross amount of draw downs. The issuance of these shares reduced the set price that the holders of the discounted and 8% convertible debentures can convert the convertible debentures into common stock and the exercise price of 14,612,907 warrants outstanding to $0.028.

      (c) During the year ended July 31, 2004, 200,000 common shares with a fair market value of $0.174 per share, 300,000 share purchase warrants with an exercise price of $0.17 per share and 250,000 share purchase warrants with an exercise price of $0.20 per share were issued for services received. The fair value of these warrants at the date of grant was estimated at $63,375. The fair value of these warrants was estimated on the date of issuance using the Black-Scholes option valuation model using the weighted average assumptions consistent with those as described in note 3(o). Fair value of common shares and warrants of $98,175 has been exercised.

            On January 19, 2005, the Company issued 5,752,945 shares of common stock to certain members of senior management of the Company for services rendered. The fair value of the shares at the date of issuance was $0.03 per share amounting to $172,588. In addition, on June 21, 2005, the Company issued 1,011,260 shares of common stock to a certain member of senior management of the Company for services rendered. The fair value of the shares at the date of issuance was $0.088 per share amounting to $88,990.

            On May 19, 2004, the Company arranged a $15 million Standby Equity Distribution Agreement from a private investment company, Cornell Capital partners, LP. The agreement provided for the Company to, at its discretion, draw down $500,000 every seven business days, subject to an effective registration statement. In consideration for each draw down, the Company will sell shares of common stock at a 2% discount to the lowest closing bid prices for the 5 trading days after an advance notice is given by the Company. In addition, 5% of each advance will be retained by Cornell Capital as a commission.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

11.   Share capital (continued):

      (d)   Standby equity distribution agreements:

            On June 1, 2004, the Company filed a registration statement with the Securities and Exchange Commission to register the $15 million equity line of credit that was declared effective on June 14, 2004. On June 1, 2004, the Company issued 3,605,769 shares at an effective price of $0.104 per share as payment for the $365,000 commitment fee and $10,000 placement agency fee related to the Standby Equity Distribution Agreement. The Company also incurred additional costs of $35,420 in fees to prepare and file the registration statement. During the year ended July 31, 2004, the Company effected three draw downs of $250,000 each at prices of $0.090, $0.065 and $0.059, which resulted in the issuance of 10,861,220 common shares and net proceeds of $689,399. In addition, the Company incurred an additional $60,000 as a financing expense to advisors of the Standby Equity Distribution Agreement. On May 19, 2005, this $15.0 million Standby Equity Distribution Agreement was terminated by the parties.

            On May 20, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital which provides for the potential issuance and sale of up to $30.0 million of the Company's common stock to Cornell Capital. This $30.0 million Standby Equity Distribution Agreement was terminated by the parties on June 23, 2005 and replaced with a $160.0 million equity line of credit.

            Under the terms of the $160.0 million equity line of credit, the Company, at its sole discretion, may draw down on this facility, from time to time over a period of 24 months (or a five-year period if the Company files either an amendment to the then effective registration statement or a new registration statement is declared effective after the 24th and 48th month after June 23, 2005) after the effective date of registration statement to be filed with Securities and Exchange Commission or until Cornell Capital purchases $160.0 million of shares of our common stock, whichever occurs first. As at the date of these financial statements the Company does not have an effective registration statement (note 19(b)). As such, the Company cannot currently draw on this facility.

            For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital will pay 98% of the lowest closing bid price of our common stock on the OTC Bulletin Board for the five trading days immediately following the date of the notice for the draw down. The amount of each advance is subject to a maximum of $3.0 million per advance, with a minimum of five trading days between advances. Cornell Capital intends to sell the shares purchased under the Standby Equity Distribution Agreement at the then prevailing market price. In addition, Cornell Capital may deduct the amount of any fees, expenses and disbursements that the Company has not paid from any advance.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

11.   Share capital (continued):

            In addition, the Company paid Yorkville Advisors Management, LLC, the general partner of Cornell Capital a cash fee of $16.0 million in connection with the $160.0 million Standby Equity Distribution Agreement.

            On June 2, 2005, the Company issued 75,188 shares at an effective price of $0.133 per share as payment for a $10,000 placement agency fee related to the Standby Equity Distribution Agreement. The Company also incurred additional costs of $74,086 to prepare and file the registration statement. These additional costs are being treated as deferred financing costs (note 12).

      (e)   Stock-based compensations plans:

            At July 31, 2005, the Company had eight stock-based compensation plans that are described below:

            (i) Under the "2000 US Stock Incentive Plan" the Company may grant options to its employees for up to 200,000 common shares.

            (ii) Under the "2000 Stock Incentive Plan" the Company may grant options to its employees for up to 800,000 common shares.

            (iii) Under the "2002 US Stock Incentive Plan" the Company may grant options to its employees for up to 100,000 common shares.

            (iv) Under the "2002 Stock Incentive Plan" the Company may grant options to its employees for up to 900,000 common shares.

            (v) Under the "2003 US Stock Incentive Plan" the Company may grant options to its employees for up to 2,000,000 common shares.

            (vi) Under the "2003 Stock Incentive Plan" the Company may grant options to its employees for up to 8,000,000 common shares.

            (vii) Under the "2004 US Stock Incentive Plan" the Company may grant options to its employees for up to 3,000,000 common shares.

            (viii) Under the "2004 Stock  Incentive  Plan" the Company may grant options to its employees for up to 50,000,000 common shares.

            The options currently outstanding under the "2003 and 2004 US Stock Incentive Plan" and the "2003 and 2004 Stock Incentive Plan" generally vest immediately. The options currently outstanding under the "2000 and 2002 Stock Incentive Plan" generally vest from two to four years, with the first 20% to 33% vesting at the date of grant and the balance vesting annually at each anniversary date of the grant thereafter. The exercise price of each option is based on the fair value of the common stock at the date of grant. These options have a five year term.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

11.   Share capital (continued):

                                                 2005                      2004                    2003
                                       -----------------------    ----------------------    --------------------
                                                      Weighted                  Weighted                Weighted
                                                      Average                   Average                 Average
                                                      Exercise                  Exercise                Exercise
                                         Shares        Price        Shares       Price       Shares      Price
                                       -----------    --------    ----------    --------    ---------   --------
      Outstanding, beginning of year     8,469,800    $   0.63     1,714,400    $   2.54    1,677,250   $   3.08
        Options granted                 40,520,000        0.03     9,169,600        0.20      778,300       1.42
        Options exercised               (6,059,998)      (0.03)      (79,400)      (0.20)          --         --
        Options forfeited                 (957,000)      (1.01)   (2,334,800)      (0.38)    (741,150)     (2.80)
                                       -----------    --------    ----------    --------    ---------   --------
      Outstanding, end of year          41,972,802    $   0.13     8,469,800    $   0.63    1,714,400   $   2.54
                                       ===========    ========    ==========    ========    =========   ========


                                Options outstanding            Options exercisable
                        -----------------------------------   ----------------------
                                      Weighted
                                       average     Weighted                 Weighted
                                      remaining    average                  average
      Range of            Number     contractual   exercise     Number      exercise
      exercise prices   of shares       life        price     exercisable    price
      ---------------   ----------   -----------   --------   -----------   --------
      $0.03 - 0.04      34,260,002          4.42   $   0.03    34,060,002   $   0.03
      $0.085 - 0.20      6,410,600          3.13       0.20     6,210,600       0.20
      $0.52 - 1.00         136,134          2.46       0.60       136,134       0.60
      $1.16 - 8.11       1,166,066          1.39       2.64     1,166,066       2.64
      ---------------   ----------   -----------   --------   -----------   --------
      $0.85 - 6.76      41,972,802          4.13   $   0.13    41,572,802   $   0.13
      ===============   ==========   ===========   ========   ===========   ========


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

      The compensation expense for these variable options for the year ended July 31, 2005 is $4,018,075 (2004 - nil; 2003 - nil) and is recognized in the financial statements as engineering, research and development, general and administrative or marketing expense, based on the classification of the employee's salaries. In addition, compensation expense is recognized to the extent that options are granted having an exercise price less than the market price of the underlying common stock on the date of grant.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

11.   Share capital (continued):

      (f)   Warrants:

            As at July 31, 2005, warrants outstanding were exercisable for 64,988,141 (2004 - 37,483,485) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $0.10 to $2.80 per share and expire on various dates until June 22, 2010.

            The exercise price of warrants issued were not less than the market price of the Company's common shares at the date of issuance.

                                                 2005                       2004                       2003
                                       ------------------------   ------------------------   ------------------------
                                                      Weighted-                  Weighted-                  Weighted-
                                                       average                    average                    average
                                                      exercise                   exercise                   exercise
                                         Shares         price       Shares         price       Shares         price
                                       -----------    ---------   -----------    ---------   -----------    ---------
      Outstanding, beginning of year    37,483,485    $    0.20    32,154,507    $    0.38     2,030,317    $    3.13
      Issued                            62,500,000         0.16    19,562,209         0.21    33,543,907         0.27
      Exercised                        (34,884,744)        0.03   (12,463,231)        0.25    (3,300,000)        0.11
      Expired                             (110,600)        1.70    (1,770,000)        3.30      (119,717)        2.00
                                       -----------    ---------   -----------    ---------   -----------    ---------
      Oustanding, end of year           64,988,141    $    0.16    37,483,485    $    0.20    32,154,507    $    0.38
                                       ===========    =========   ===========    =========   ===========    =========


            On September 24, 2004, the holders of the discounted convertible debentures exercised 18,226,274 warrants at $0.03 for gross proceeds of $546,788, and net proceeds of $499,916. The fair value of these warrants of $1,017,299 initially recorded as additional paid-in-capital is reclassified to share capital on exercise of warrants. On May 5, 2005, a warrant holder exercised 714,286 warrants at an exercise price of $0.10 for gross proceeds of $71,429.

            In addition, during the year, the Company received notices of a cashless warrant exercise from certain holders of the convertible debentures to exercise their outstanding 15,944,184 warrants. The exercise price of these warrants ranged from $0.028 to $0.10, for a fair value of $1,026,617. In response, the Company issued 13,364,073 shares of common stock to the warrant holders.

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

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

11.   Share capital (continued):

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

            (iii) During  October  and  November  2003,  the  fair  value of the
                  10,963,231 warrants of $1,601,970 initially recorded as additional paid in capital was reclassified to share capital on exercise of the warrants.

            (iv) On May 20, 2004, the Company realized gross cash proceeds of $120,000 from the exercise of 1,000,000 warrants at an exercise price of $0.12 per share.

12.   Deferred financing costs:

                                                             2005           2004
                                                         ------------    ---------
      $160 million equity line of credit (note 11 (d))
        Commitment fee                                   $ 16,000,000    $      --
        Professional fees                                      74,086           --
        Agent placement fee                                    10,000           --
                                                         ------------    ---------
                                                           16,084,086           --

      $30 million 10% convertible debentures (note 9)
        Commissions                                         2,130,000           --
        Professional fees                                      35,500           --
                                                         ------------    ---------
                                                            2,165,500           --

      Discounted convertible debenture (note 9)
        Commissions                                           218,000      218,000
        Fair value of agents warrants                          15,699       15,699
        Professional fees                                      46,894       46,894
                                                         ------------    ---------
                                                              280,593      280,593
                                                         ------------    ---------

                                                           18,530,179      280,593
        Amortization                                         (320,899)    (123,573)
                                                         ------------    ---------

                                                         ------------    ---------
                                                         $ 18,209,280    $ 157,020
                                                         ============    =========


      The deferred charges related to the discounted convertible debenture are being amortized over the maturity period. During the year, $197,326 (2004
      - $123,573) was amortized and charged to interest expense. The fees with respect to the $160.0 million equity line of credit have been deferred pending completion of the registration statement process.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

13.   Financial instruments:

      (a)   Credit risk:

            The majority of the Company's activities are concentrated in the automotive industry and sales are primarily to a few major customers (note 18). To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses based on a risk assessment of its customers.

      (b)   Foreign currency risk:

            The Company operates internationally which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. To July 31, 2005, the Company has not entered into derivatives or other hedging instruments to mitigate its foreign exchange risk.

14.   Related party transactions:

      (a) Cornell Capital is considered a related party from a financial perspective due to the number and size of the financial transactions that were entered into with the Company during the year ended July 31, 2005. Cornell Capital does not have influence over the Company's operating or investing activities. During the year ended July 31, 2005, the Company paid fees of $19,658,134 to Cornell Capital and its affiliates (2004-$571,500) and the Company had the following financial instruments outstanding with Cornell Capital as at July 31, 2005:

            Financial Instrument                    Amount
            -------------------------------------   --------------
            Standby equity distribution agreement   $160.0 million
            Preferred shares                        $4.0 million
            Convertible debentures                  $31.5 million


      (b) During the year ended July 31, 2005, the Company incurred expenses of $60,000 (2004 - nil; 2003 - nil) for a research report to a company in which a director of the Company has significant influence.

15.   Income taxes:

      (a)   Effective tax rate:

            The effective income tax rates differ from the Canadian statutory rates for the following reasons:

                                                             2005            2004            2003
                                                         -----------     -----------     -----------
            Canadian statutory tax rate                         35.6%           36.4%           38.5%
            Computed tax expense                         $(5,087,838)    $(3,999,277)    $(3,817,132)
            Foreign losses tax affected at lower rates       103,937           5,162         192,027
            Reduction in effective tax rates                      --        (339,481)             --
            Permanent and other differences                2,941,029       1,352,012         387,870
            Change in valuation allowance                  2,042,872       2,981,584       3,237,235
                                                         -----------     -----------     -----------
                                                         $        --     $        --     $        --
                                                         ===========     ===========     ===========

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

15.   Income taxes (continued):

      (b)   Deferred tax assets and liabilities:

                                                               2005            2004
                                                           ------------    ------------
            Deferred tax assets:
            Fixed and other assets, accounting
              depreciation in excess of tax                $  1,642,001    $  1,220,775
            Loss carryforwards                               17,812,576      16,534,418
            Scientific research and development expenses        413,060         382,971
            Share issue costs                                   721,844         549,499
            Others                                              178,261          37,207
                                                           ------------    ------------
            Total gross deferred tax assets                  20,767,742      18,724,870
            Valuation allowance                             (20,767,742)    (18,724,870)
                                                           ------------    ------------
            Net deferred tax assets                        $         --    $         --
                                                           ============    ============


            In assessing the realizability of future tax assets, Management considers whether it is more likely than not that some portion or all of the future tax assets will be realized. The ultimate realization of the future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

            For Canadian tax purposes, the Company has approximately $33,600,000 of non-capital losses for income tax purposes available at July 31, 2005 to reduce taxable income of future years. These losses will expire as follows:

            2006   $ 8,200,000
            2007       200,000
            2008     4,700,000
            2009     6,000,000
            2010     5,300,000
            2011     6,000,000
            2012     3,200,000
                   -----------
                   $33,600,000
                   ===========


            Additionally, for Canadian tax purposes, the Company has scientific research and development expenditures of $1,160,000 available to reduce future taxable income indefinitely.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

15.   Income taxes (continued):

            For United States tax purposes, the Company has approximately $6,200,000 of net operating losses for income tax purposes available at July 31, 2005 to reduce taxable income of future years. These losses will expire as follows:

            2012   $  100,000
            2013    1,000,000
            2019    1,800,000
            2020    1,300,000
            2021      400,000
            2022      800,000
            2023      300,000
            2024      400,000
            2025      100,000
                   ----------
                   $6,200,000
                   ==========


            For United Kingdom tax purposes, the Company has approximately $11,100,000 of non-capital losses for income tax purposes available at July 31, 2005 to reduce taxable income of future years. These losses may be carried forward indefinitely.

16.   Earnings (loss) per share:

      The weighted average number of shares outstanding used in the computation of earnings (loss) per share were as follows:

                                                       2005          2004         2003
                                                    -----------   ----------   ----------
      Weighted-average shares used in computation
        of basic earnings (loss) per share          222,981,341   83,356,095   26,771,427
                                                    -----------   ----------   ----------

      Diluted weighted-average number of common shares and diluted earnings (loss ) per share have not been presented since the Company is in a loss position and the effect of the Company's stock options, debentures and warrants are anti-dilutive.

17.   Commitments and contingencies:

      (a) The Company is committed to the following payments under operating leases, and service agreements for premises and certain equipment and consultants:

            2006   1,308,227
            2007     498,351
            2008     449,424
            2009     447,858
            2010     444,968
            2011     111,007

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

17.   Commitments and contingencies (continued):

      (b)   Product warranties:

            The Company provides for estimated warranty costs at the time of product sale. Warranty expense accruals are based on best estimate with reference to historical claims experience. As warranty estimates are based on forecasts, actual claim costs may differ from amounts provided. An analysis of changes in liability for product warranties follows:

            Balance, August 1, 2003   $ 20,438

            Provision increase          85,934
            Expenditures               (16,512)
                                      --------
            Balance, July 31, 2004      89,860

            Provision increase          15,856
            Expenditures               (55,276)
                                      --------
            Balance, July 31, 2005    $ 50,440
                                      ========


18.   Segmented information:

      The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

      Revenue from external customers:

                                   Revenue from
                                external customers
                       ------------------------------------
                          2005         2004         2003
                       ----------   ----------   ----------
      United Kingdom   $  746,889   $  225,517   $  261,905
      United States       520,615      651,089      509,228
      China                15,998      514,365      243,866
      Italy                    --           --      391,169
      Other               179,958      267,308      396,428
                       ----------   ----------   ----------
                       $1,463,460   $1,658,279   $1,802,596
                       ==========   ==========   ==========


      As at July 31, 2005, 52% (2004-53%) of the Company's fixed assets were in Canada, 18% (2004-17%) were in Europe and 30% were in Korea (2004-30%).

      Major customers, representing 10% or more of total sales, include:

                     2005        2004        2003
                   --------    --------    --------
      Customer A   $546,423    $    <10%   $    <10%
      Customer B    234,244         <10%        <10%
      Customer C        <10%    484,433         <10%
      Customer D        <10%        <10%    391,169

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

19.   Subsequent events:

      (a) Subsequent to year-end the holder of the 8% convertible debenture converted the balance of its $115,000 and interest thereon into common shares of the Company.

      (b) On September 23, 2005 the Company formally requested that a Registration Statement on Form SB-2 previously filed with the SEC on July 22, 2005 be withdrawn. The Registration Statement was not previously declared effective by the SEC and no securities were sold pursuant to the Registration Statement. The Company's decision to withdraw the Registration Statement resulted in the non-compliance of certain terms and conditions of the outstanding convertible debentures and preferred share agreements. The principal holder has, in writing by date of October 7, 2005, agreed that the Company is not in default of these agreements pending the filing of a new registration statement and the principal holder waives its rights under the default provisions affected by this non-compliance.

20.   Contingencies

      The Company has settled a series of discounted convertible debentures with the exception of one with a carrying value of $91,726. On April 21, 2005, one holder of this discounted debenture in the amount of $91,726 provided the Company with notice of a summons with the Supreme Court of the State of New York. The holder is alleging that the Company wrongfully refused to honor its request to convert this debt into 9,268,875 common shares of the Company. The holder is seeking $4,393,360 plus interest from April 25, 2005 and attorneys fees. It is not possible to determine whether the debenture holder will be successful in their legal action. The Company has recorded a liability of $128,259 which includes the outstanding principal, premium and penalties.

21.   Differences   between  Canadian  and  United  States  Generally   Accepted
      Accounting Principles and Practices:

      These consolidated financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States ("U.S. GAAP") which differ in certain respects from those principles and practices that the Company would have followed had its consolidated financial statements been prepared in accordance with accounting principles and practices generally accepted in Canada ("Canadian GAAP").

      (a) Under U.S. GAAP, the adoption of U.S. dollar in 2001 as reporting currency was implemented retroactively, such that prior period financial statements were translated under the current rate method using foreign exchange rates in effect on those dates. Under Canadian GAAP, a change in reporting currency is implemented by translating all prior year financial statement amounts at the foreign exchange rate on the date of change in reporting currency, which was July 31, 2001. As a result, there is a difference in share capital, deficit and cumulative translation adjustment amount under Canadian GAAP as compared to U.S. GAAP.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

21.   Differences   between  Canadian  and  United  States  Generally   Accepted
      Accounting Principles and Practices continued:

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

                                                         2005            2004          2003
                                                     ------------    -----------    -----------
      Net loss:
      As reported in accordance with Canadian GAAP   $(12,037,306)   $(9,082,381)   $(6,552,235)
      Stock-based compensation expense
        included in reported net loss                   1,089,282      1,130,170             --
      Stock-based compensation expense
        determined under fair value
        based method for all awards                    (1,101,411)    (1,257,378)      (458,819)
                                                     ------------    -----------    -----------

      Pro forma                                      $(12,049,435)   $(9,209,589)   $ (7,011,05)
                                                     ============    ===========    ===========

      Basic and diluted loss per share:
        As reported                                  $      (0.05)   $     (0.11)   $     (0.24)
        Pro forma                                           (0.05)         (0.11)         (0.26)
                                                     ============    ===========    ===========

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

21.   Differences   between  Canadian  and  United  States  Generally   Accepted
      Accounting Principles and Practices (continued):

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

            Under Canadian GAAP, the proceeds from the issuance of convertible debentures with detachable warrants are allocated to the warrants issued and the conversion feature based on their fair values. The remaining proceeds are allocated to debt which is then being accreted to the redemption value of the convertible debentures over the maturity period. On the date of conversion of debt to equity, the carrying value of debt is reclassified to equity with no additional interest accretion. When the Company has the option of repaying the convertible debentures in cash or its common shares, the entire principal amount of is recorded as equity. The principal equity is accreted to the redemption value of the convertible debentures over the maturity period and is charged to deficit.

      (d) Under U.S. GAAP, the discount on convertible debt is netted against the value of debenture, and debt issuance cost is recorded as deferred financing cost and is amortized over the maturity period. Under Canadian GAAP, the discount is recorded as deferred financing cost and is being amortized over the maturity period. Debt issuance cost is charged to equity.

      (e) For U.S. GAAP, on settlement of a debenture, a gain was recorded in the statement of operations of $1,822,033 and a charge to retained earnings was recorded for the same amount (note 9(c)). For Canadian GAAP, no gain arises, since the carrying value of liability and equity component of the debenture is the same as the allocated fair values between liability and equity of the consideration paid.

                                                       2005                       2004
                                             -------------------------   -----------------------
      Consolidated                            Canadian                    Canadian
      balance sheets                            GAAP        U.S. GAAP       GAAP      U.S. GAAP
      ------------------------------------   -----------   -----------   ----------   ----------
      Current assets                         $13,292,487   $13,292,487   $3,807,743   $3,807,743
      Capital assets                             716,763       716,763      824,616      824,616
      Deferred financing costs (d)            16,206,086    18,209,280      443,016      157,020
      Other assets                             1,066,013     1,066,013    2,147,749    2,147,749
      Current liabilities (c)                  1,649,690     5,781,918    2,804,081    3,075,338
      Long term convertible debentures (c)     1,272,123    17,118,667            1      395,574
      Preferred shares subject to
        mandatory redemption                           1             1           --           --
      Stockholders' equity                    28,359,535    10,383,957    4,419,042    3,466,216
                                             ===========   ===========   ==========   ==========

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

--------------------------------------------------------------------------------

21.   Differences   between  Canadian  and  United  States  Generally   Accepted
      Accounting Principles and Practices (continued):

                                                          2005            2004            2003
                                                      ------------    ------------    ------------
      Net loss in accordance with US GAAP             $(14,291,861)   $(10,987,026)   $ (9,914,629)
      Effects of difference in accounting for:
        Stock based compensation expense under
          US GAAP (b)                                    4,018,075              --          17,005
        Stock based compensation
          (recovery) under Canadian GAAP (b)            (1,089,282)     (1,130,170)             --
        Interest accretion and amortization
          of debenture finance costs recorded
          under US GAAP (c)(d)                           2,689,712       3,360,389       3,359,977
        Interest accretion and amortization
          of debenture finance cost under
          Canadian GAAP (d)                             (1,541,917)       (325,574)        (14,588)
        Gain on settlement of convertible debt (d)      (1,822,033)             --              --
                                                      ------------    ------------    ------------

        Net loss in accordance with
          Canadian GAAP                                (12,037,306)     (9,082,381)     (6,552,235)
        Beginning deficit in accordance
          with Canadian GAAP                           (51,971,332)    (41,762,812)    (35,210,577)
        Interest on convertible debentures
          and amortization of financing charges (d)     (1,055,763)     (1,126,239)             --
                                                      ------------    ------------    ------------
        Ending deficit in accordance with
          Canadian GAAP                                (65,064,401)    (51,971,332)    (41,762,812)
                                                      ============    ============    ============
        Basic and diluted loss per
          share (in accordance with Canadian GAAP)           (0.05)          (0.11)          (0.24)


22.   Comparative figures:

      Certain figures have been reclassified to conform to the financial presentation adopted for the current year.