Form 10QSB
period 2005-10-31
SMARTIRE SYSTEMS INC
filed 2005-12-15
CIK 1057293

================================================================================
                                  UNITED STATES
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                For the quarterly period ended October 31, 2005.

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                      For the transition period from ___________ to ____________

                         Commission file number 0-29248

                                   ----------

                              SMARTIRE SYSTEMS INC.
        (Exact name of small business issuer as specified in its charter)

                                   ----------

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

                                  604-276-9884
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.         Yes [X] No [_]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes [_] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.                     Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     The number of shares outstanding of our common stock at November 30, 2005 was 287,646,656.

Transitional Small Business Disclosure Format (check one): [_] Yes [X] No

================================================================================

                                      INDEX

PART I.  FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS - OCTOBER 31, 2005 (UNAUDITED) AND JULY 31, 2005

                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) - THREE MONTHS ENDED OCTOBER 31, 2005 AND OCTOBER 31, 2004

                    CONSOLIDATED   STATEMENTS   OF   STOCKHOLDERS'   EQUITY  AND
                    COMPREHENSIVE INCOME - THREE MONTHS ENDED OCTOBER 31, 2005 (UNAUDITED) AND YEAR ENDED JULY 31, 2005

                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - THREE MONTHS ENDED OCTOBER 31, 2005 AND OCTOBER 31, 2004

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - THREE MONTHS ENDED OCTOBER 31, 2005 AND OCTOBER 31, 2004

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

PART I - FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FORECASTS," "PLANS," "FUTURE," "STRATEGY," OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN "RISK FACTORS" IN OUR JULY 31, 2005 FORM 10-KSB. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1.  FINANCIAL STATEMENTS

            The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited and SmarTire Technologies Inc. ("we," "us," "our," and "SmarTire") as of October 31, 2005 and for the three months ended October 31, 2005 and October 31, 2004 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

            It  is  the  opinion  of  management  that  the  interim   financial
statements for the three months ended October 31, 2005 includes all adjustments necessary in order to ensure that the financial statements are not misleading.

      Consolidated Financial Statements

      Unaudited

      (Expressed in United States dollars)

      In accordance with United States Generally Accepted Accounting Principles

      SMARTIRE SYSTEMS INC.

      Three months ended October 31, 2005 and 2004

SMARTIRE SYSTEMS INC.
Consolidated Statement of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

=======================================================================================================
                                                                        October 31, 2005  July 31, 2005
-------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
      Assets
      Current assets:
      Cash and cash equivalents                                           $  4,230,525    $ 10,059,763
      Short term investments (note 2(a))                                     3,268,365            --
      Receivables, net of allowance for doubtful accounts
       of $62,131 (July 31, 2005 - $50,750)                                    503,055         275,789
      Inventory                                                              2,594,527       2,798,747
      Prepaid expenses                                                         665,522         158,188
------------------------------------------------------------------------------------------------------
                                                                            11,261,994      13,292,487

      Capital assets                                                           749,927         716,763

      Deferred financing costs (note 4)                                      2,016,029      18,209,280

      Other assets                                                             779,377       1,066,013
------------------------------------------------------------------------------------------------------

                                                                          $ 14,807,327    $ 33,284,543
======================================================================================================

      Liabilities and Stockholders' Equity (Deficiency)

      Current liabilities:
        Accounts payable and accrued liabilities                          $    984,753    $    915,334
        Current portion of convertible debentures                            7,368,421       4,866,584
------------------------------------------------------------------------------------------------------
                                                                             8,353,174       5,781,918

      Convertible debentures, net of equity portion of $9,501,997
       (July 31, 2005 - $10,111,082) (note 5)                               15,031,476      17,118,667

      Preferred shares, net of equity portion of $3,999,687, subject to
       mandatory redemption (July 31, 2005 - $3,999,999)                           313               1

      Stockholders' equity (deficiency):
       Share capital (note 6)
        Common shares, without par value:
          Unlimited shares authorized
           287,646,656 shares issued and outstanding                        67,223,869      66,695,717
            (July 31, 2005 - 278,562,884)
        Additional paid-in capital                                          16,983,397      18,691,497
        Deficit                                                            (93,343,673)    (75,132,150)
        Accumulated other comprehensive income                                 558,771         128,893
------------------------------------------------------------------------------------------------------
                                                                            (8,577,636)     10,383,957
------------------------------------------------------------------------------------------------------
                                                                          $ 14,807,327      33,284,543
======================================================================================================

Contingencies (note 8)
Subsequent events (note 10)
See accompanying notes to consolidated financial statements.

Approved on behalf of the Board

 /s/ Robert Rudman                                    /s/ Martin Gannon
---------------------------                          ---------------------------
Robert Rudman, Director                              Martin Gannon, Director

SMARTIRE SYSTEMS INC.
Consolidated Statement of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) Three months ended October 31, 2005 and 2004
(Unaudited)

====================================================================================
                                                           2005             2004
------------------------------------------------------------------------------------
Revenue                                               $     592,866    $     301,169

Cost of goods sold                                          423,688          220,436
------------------------------------------------------------------------------------
                                                            169,178           80,733
Expenses:
 Depreciation and amortization                              371,828          360,137
 Engineering, research and development (note 2(b))          (33,445)         501,685
 General and administrative (note 2(b))                    (159,567)         579,131
 Marketing (note 2(b))                                      416,208          496,787
------------------------------------------------------------------------------------
                                                            595,024        1,937,740
------------------------------------------------------------------------------------

Loss from operations                                  $    (425,846)   $  (1,857,007)

Other earnings (expenses):
 Interest income                                             73,446              484
 Net interest and financing expense (note 4)            (17,631,436)        (585,021)
 Foreign exchange gain (loss)                              (227,687)          57,644
------------------------------------------------------------------------------------
                                                      $ (17,785,677)   $    (526,893)
------------------------------------------------------------------------------------
Loss for the period                                     (18,211,523)      (2,383,900)
====================================================================================
Basic and diluted loss per share                      $       (0.06)   $       (0.02)

Weighted average number of common shares used in
the computation of basic and diluted loss per share     282,633,998      152,905,430
====================================================================================

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Stockholders' Equity (Deficiency) and Comprehensive Loss (Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Three months ended October 31, 2005 (unaudited) and year ended July 31, 2005

====================================================================================================================================

                                                                               Common Shares            Additional
                                                                           ----------------------        paid-in
                                                                            Shares         Amount        capital       Deficit
------------------------------------------------------------------------------------------------------------------------------------
                                                                               $             $              $              $
Balance as at July 31, 2004                                               103,130,761    58,368,020     4,417,323    (59,018,256)
====================================================================================================================================

Exercise of stock options for cash                                          6,059,998       787,800      (606,000)          --
Conversion of convertible debentures and accrued interest to common shares allocated pro-rata between additional paid-in-capital and common
 shares                                                                    51,340,389     2,147,293      (648,644)          --
Intrinsic value of beneficial conversion feature of convertible debt             --            --      11,005,243           --
Settlement of convertible debt                                                   --            --        (677,966)    (1,822,033)
Intrinsic value of beneficial conversion feature of preferred shares             --            --       3,999,999           --
Financing cost related to preferred shares                                       --            --        (145,000)          --
Financing cost related to convertible debentures                                 --            --      (1,038,037)          --
Exercise of warrants for cash - net of issuance costs of $46,872           18,940,560     1,588,643    (1,017,299)          --
Cash-less exercise of warrants                                             13,364,073     1,026,617    (1,026,617)          --
Shares issued upon draw downs on equity line, net of issuance costs of
 $515,170                                                                  78,887,710     2,505,766       410,420           --
Shares issued as placement fees on equity line of credit                       75,188        10,000          --             --
Shares issued as compensation for services                                  6,764,205       261,578          --             --
Compensation expense                                                             --            --       4,018,075           --
Loss for the period                                                              --            --            --      (14,291,861)
Translation adjustment                                                           --            --            --             --
------------------------------------------------------------------------------------------------------------------------------------
Balance as at July 31, 2005                                               278,562,884    66,695,717    18,691,497    (75,132,150)
====================================================================================================================================
Exercise of stock options for cash                                            860,000       111,800       (86,000)          --
Exercise of warrants for cash                                               1,100,000       110,000          --             --
Conversion of convertible debentures and accrued interest to common shares allocated pro-rata between additional paid-in
 capital and common shares                                                  7,123,772       306,352       (92,286)          --
Stock-based compensation recovery                                                --            --      (1,633,975)          --
Amortization of financing fees                                                   --            --         104,161           --
Loss for the period                                                              --            --            --      (18,211,523)
Translation adjustment                                                           --            --            --             --
------------------------------------------------------------------------------------------------------------------------------------
Balance as at October 31, 2005                                            287,646,656    67,223,869    16,983,397    (93,343,673)
====================================================================================================================================

=====================================================================================================================
                                                                            Accumulated
                                                                                  other  Stockholders'
                                                                          comprehensive        equity   Comprehensive
                                                                          income (loss)   (deficiency)       loss
---------------------------------------------------------------------------------------------------------------------
                                                                                 $             $             $
Balance as at July 31, 2004                                                  (300,871)     3,466,216    (10,719,543)
=====================================================================================================================

Exercise of stock options for cash                                               --          181,800           --
Conversion of convertible debentures and accrued interest to common shares allocated pro-rata between additional paid-in-capital and common
 shares                                                                          --        1,498,649           --
Intrinsic value of beneficial conversion feature of convertible debt             --       11,005,243           --
Settlement of convertible debt                                                   --       (2,499,999)          --
Intrinsic value of beneficial conversion feature of preferred shares             --        3,999,999           --
Financing cost related to preferred shares                                       --         (145,000)          --
Financing cost related to convertible debentures                                 --       (1,038,037)          --
Exercise of warrants for cash - net of issuance costs of $46,872                 --          571,344           --
Cash-less exercise of warrants                                                   --             --             --
Shares issued upon draw downs on equity line, net of issuance costs of
 $515,170                                                                        --        2,916,186           --
Shares issued as placement fees on equity line of credit                         --           10,000           --
Shares issued as compensation for services                                       --          261,578           --
Compensation expense                                                             --        4,018,075           --
Loss for the period                                                              --      (14,291,861)   (14,291,861)
Translation adjustment                                                        429,764        429,764        429,764
---------------------------------------------------------------------------------------------------------------------
Balance as at July 31, 2005                                                   128,893     10,383,957    (13,862,097)
=====================================================================================================================
Exercise of stock options for cash                                               --           25,800           --
Exercise of warrants for cash                                                    --          110,000           --
Conversion of convertible debentures and accrued interest to common shares allocated pro-rata between additional paid-in
 capital and common shares                                                       --          214,066           --
Stock-based compensation recovery                                                --       (1,633,975)          --
Amortization of financing fees                                                   --          104,161           --
Loss for the period                                                              --      (18,211,523)   (18,211,523)
Translation adjustment                                                        429,878        429,878        429,878
---------------------------------------------------------------------------------------------------------------------
Balance as at October 31, 2005                                                558,771     (8,577,636)   (17,781,645)
=====================================================================================================================

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) Three months ended October 31, 2005 and 2004
(Unaudited)

==================================================================================================
                                                                          2005            2004
--------------------------------------------------------------------------------------------------
Cash provided (used for):
Operating activities:
  Loss for the period                                                 $(18,211,523)   $ (2,383,900)
  Items not affecting cash:
    Depreciation and amortization                                          371,828         360,137
    Stock-based compensation recovery                                   (1,633,975)             --
    Non-cash interest and finance charges                               16,696,167         557,962
  Change in non-cash working capital:
    Receivables                                                           (203,748)         (2,824)
    Inventory                                                              291,871          24,549
    Prepaid expenses                                                      (499,555)       (184,673)
    Accounts payable and accrued liabilities                                39,066        (338,191)
--------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                 (3,149,869)     (1,966,940)

Investing activities:
  Purchase of capital assets                                               (40,656)        (15,157)
  Purchase of short-term investments                                    (3,250,000)             --
--------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (3,290,656)        (15,157)

Financing activities:
  Cash received on exercise of stock options                                25,800              --
  Cash received on exercise of warrants                                    110,000         546,788
  Proceeds from equity line of credit                                           --       2,725,000
  Financing costs                                                               --        (187,622)
  Repayment of promissory notes                                                 --        (935,317)
--------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                135,800       2,148,849

Effect of exchange rate difference on cash and cash equivalents            475,487         (47,753)
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    (5,829,238)        118,999

Cash and cash equivalents, beginning of year                            10,059,763         112,951
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                              $  4,230,525    $    231,950
==================================================================================================
Supplementary information:
  Interest and finance charges paid                                   $    935,269    $     54,475
Non-cash investing and financing activities:
  Conversion of convertible debentures to common shares                    306,352         734,388
==================================================================================================

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Three months ended October 31, 2005 and 2004
--------------------------------------------------------------------------------

1.   Interim financial statements:

     The consolidated financial statements include the accounts of the parent company and our subsidiaries after elimination of all inter-company balances and transactions. All subsidiaries are 100% owned.

     The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (generally accepted accounting principles) for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management all adjustments, including normal recurring adjustments, necessary for a fair presentation of the interim periods presented have been included. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on July 31, 2006.

     Our consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Report of the Independent Registered Public Accounting Firm on the financial statements of the Company as of and for the fiscal year ended July 31, 2005 included in Form 10-KSB contained an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     As of  October  31,  2005,  the  Company  had  an  accumulated  deficit  of
     $93,343,673 and incurred a net loss of $18,211,523 for the three-month period ended October 31, 2005. As of October 31, 2005 the Company had cash and cash equivalents and short-term investments of $7,498,890, working capital of $2,908,820, a current ratio of 1.35, total assets of $14,807,327, total liabilities of $23,384,963, and a stockholders' deficiency of $8,577,636.

     The Company may require additional financing to fund its operations as there can be no assurance that the Company can draw down amounts under the equity line of credit as drawdowns are subject to an effective Registration Statement filed with the SEC. Such a registration statement is not yet effective (note 10(b)). These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

     Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Report on Form 10-KSB, for the period ended July 31, 2005.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Three months ended October 31, 2005 and 2004
--------------------------------------------------------------------------------

2.   Significant accounting policies:

     (a)  Short-term investments:

          Short-term investments are comprised of term deposits with varying maturities from 91 days to 12 months. All short-term investments are classified as held-to-maturity and are recorded at cost including accrued interest, which approximates fair market value, with changes going to the statement of operations.

     (b)  Stock-based compensation:

          i. The Company has elected under FAS 123, Accounting for Stock-based Compensation, to account for employee stock options using the intrinsic value method. This method is described in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As the Company grants stock options with an exercise price not less than the market value of the underlying common shares on the date of grant, no compensation expense is required to be recognized under APB 25 for fixed plan awards. If the exercise price of employee stock option award is not fixed in the functional currency of the Company or in the currency the employee is paid, the award is accounted for as a variable award until the award is exercised, forfeited, or expires unexercised. The Company measures compensation as the amount by which the quoted market value of the common shares of the Company's stock covered by the grant exceeds the option price, with changes in the market price included in the measurement of loss.

               In accordance with FAS 148, the following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of FAS 123. Because options vest over several years and additional option grants are expected to be made in future years, the pro forma results are not representative of the pro forma results for future periods.

============================================================================================
                                                                      Three months ended
                                                                 ---------------------------
                                                                  October 31,     October 31,
                                                                     2005            2004
--------------------------------------------------------------------------------------------
Net loss:
  As reported
                                                                $(18,211,523)   $ (2,383,900)
  Stock-based compensation expense
     recognized using intrinsic value method (variable award)             --              --
  Stock-based compensation expense determined under
    fair value method for all awards                                 (18,151)         (6,377)
--------------------------------------------------------------------------------------------
Pro forma                                                       $(18,229,674)   $ (2,390,277)
============================================================================================
Basic and diluted loss per share:
  As reported                                                   $      (0.06)   $      (0.02)
  Pro forma                                                            (0.06)          (0.02)
--------------------------------------------------------------------------------------------

The Company recognizes compensation expense on a straight-line basis over the vesting period beginning on the date the stock option is granted.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Three months ended October 31, 2005 and 2004
--------------------------------------------------------------------------------

2.   Significant accounting policies (continued):

          The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions.

================================================================================
                                                  October 31,       October 31,
                                                         2005              2004
--------------------------------------------------------------------------------
Expected dividend yield                                     0%                0%
Expected stock price volatility                           145%              137%
Risk-free interest rate                                  3.50%             4.11%
Expected life options and warrants                     5 years           5 years
--------------------------------------------------------------------------------

          The Company recognizes compensation expense for stock options, common stock and other instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are performed and the instrument is earned.

     ii. The Company recorded a $1,633,975 (2004 - nil) recovery of stock compensation expense for variable awards which reduced engineering, research and development expenses by $641,196 (2004 - nil), general and administrative expenses by $954,297 (2004 - nil) and marketing expenses by $38,482 (2004 - nil).

     (c)  Recent accounting pronouncements:

     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Company has not yet determined the effect that the adoption of this new statement will have on the Company's historical financial position or results of operations. This statement will be effective for the Company as of August 1, 2006.

3.   Standby equity distribution agreements:

     On June 23, 2005, the Company entered into a $160.0 million equity line of credit with Cornell Capital. Subsequent to October 31, 2005, the Company entered into negotiations to restructure the $160.0 million equity line of credit with a $100.0 million equity line of credit as described in note 10
     (b).

     On September 23, 2005, the Company formally requested that the Registration Statement on Form SB-2 previously filed with the SEC on July 22, 2005 be withdrawn. The Registration Statement was not previously declared effective by the SEC and no securities were sold pursuant to the Registration Statement. As at the date of these financial statements the Company does not have an effective registration statement. As such, the Company cannot currently draw down on the $160.0 million equity line of credit (note 10(b)).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Three months ended October 31, 2005 and 2004
--------------------------------------------------------------------------------

4.   Deferred financing costs:

     As at July 31, 2005, the Company had deferred $16,084,086 of financing costs relating to its $160.0 million equity line of credit. As described in note 3 and 10(b), the Company has withdrawn the Registration Statement previously filed with the SEC. As a result of the withdrawal of the registration statement the Company does not have the ability to draw down on the $160.0 million equity line of credit. As disclosed in note 10(b), it is currently not determinable when the Company will be able to draw down on the equity line. For the three months ended October 31, 2005, the Company has charged $16,084,086 (2004 - nil) to the statement of operations as interest and financing expense.

5.   Convertible debentures:

------------------------------------------------------------------------------------------------------
                                                   Redemption                            Balance to be
                                                  value of debt       Debt component  accreted to debt
------------------------------------------------------------------------------------------------------
Balance as at July 31, 2005                       $ 32,096,333        $ 21,985,251        $ 10,111,082
------------------------------------------------------------------------------------------------------
  Conversions:
  8% convertible debenture                            (115,000)           (115,000)                 --
  Discounted convertible debenture                     (79,439)            (79,439)                 --

  Interest accretion:
  10% convertible debentures                                --             608,364            (608,364)
  5%  convertible debentures                                --                 721                (721)
------------------------------------------------------------------------------------------------------
Balance as at October 31, 2005                    $ 31,901,894        $ 22,399,897        $  9,501,997
Less: Current portion of convertible debentures     11,401,894           7,368,421           4,033,473
------------------------------------------------------------------------------------------------------
                                                  $ 20,500,000        $ 15,031,476        $  5,468,524
------------------------------------------------------------------------------------------------------

     As at October 31, 2005 the following convertible debentures with respective redemption values were outstanding:

     (a) $206,894 of the convertible debentures issued at a 22% original discount from the face principal amount on December 24, 2003;

     (b)  $195,000 of the 5% convertible debenture issued on December 15, 2004;

     (c)  $1,500,000 of the 5% convertible debenture issued on May 20, 2005;

     (d)  $30,000,000 of the 10% convertible debentures issued on June 23, 2005.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Three months ended October 31, 2005 and 2004
--------------------------------------------------------------------------------

5.   Convertible debentures (continued):

     As at October 31, 2005, the Company was in arrears on payments of principal and interest under its 5% convertible debenture issued on May 20, 2005 in the amount of $125,000 and $36,193 in principal and interest respectively. The Company has obtained an extension from the principal holder to defer all principal and interest payments under this convertible debenture until January 1, 2006.

     During the three months ended October 31, 2005, holders of the 8% convertible debentures converted the remaining $115,000 of principal and $19,627 of accrued interest into 4,286,665 common shares of the Company, and holders of the discounted convertible debenture converted $79,439 of principal into 2,837,107 common shares of the Company.

     At October 31, 2005 the Company was in violation of certain terms of its convertible debentures. The principal holder has, in writing by date of October 31, 2005, agreed that the Company is not in default of these agreements pending the filing of a new registration statement by January 31, 2006 and the principal holder waives its rights under the default provisions affected by this non-compliance.

6.   Share capital:

     Authorized:

          Unlimited number of common shares with no par value
          100,000 preferred shares, issuable in series

      Common shares issued and fully paid:

      ---------------------------------------------------------------------------------------------------------
                                                                                   Number of
                                                                                     shares           Amount
      ---------------------------------------------------------------------------------------------------------
      Balance at July 31, 2005                                                    278,562,884     $ 66,695,717
      Common shares issued upon conversion of convertible debentures                7,123,772          306,352
      Common shares issued upon exercise of warrants                                1,100,000          110,000
      Common shares issued on exercise of employee stock options                      860,000          111,800
      ---------------------------------------------------------------------------------------------------------
      Balance at October 31, 2005                                                 287,646,656     $ 67,223,869
      ---------------------------------------------------------------------------------------------------------

7.   Segmented information:

     The Company operates in the wireless vehicle industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Three months ended October 31, 2005 and 2004
--------------------------------------------------------------------------------

7.   Segmented information (continued):

     Revenue from external customers:

--------------------------------------------------------------------------------
                                                      Three months ended
                                           -------------------------------------
                                           October 31, 2005     October 31, 2004
--------------------------------------------------------------------------------
     United Kingdom                        $        246,560     $        158,439
     United States                                  344,771              113,355
     Other                                            1,535               29,375
--------------------------------------------------------------------------------
                                           $        592,866     $        301,169
--------------------------------------------------------------------------------

     ---------------------------------------------------------------------------
     As at October 31,  2005,  83% (July 31,  2005-52%) of the  Company's  fixed assets were in Canada, 17% (July 31, 2005 - 18%) were in Europe and nil were in Korea (July 31, 2005 - 30%). Major customers, representing 10% or more of total sales, include:
     ---------------------------------------------------------------------------

                                                      Three months ended
                                           -------------------------------------
                                           October 31, 2005     October 31, 2004
     ---------------------------------------------------------------------------
     Customer A                            $        194,126     $        134,427
     Customer B                                     158,174                   --
     Customer C                                      63,305               52,828
     ---------------------------------------------------------------------------

8.   Contingencies:

During the year ended July 31, 2005 the Company settled a series of discounted convertible debentures with the exception of one with a carrying value of $91,726. On April 21, 2005, one holder of this discounted debenture in the amount of $91,726 provided the Company with notice of a summons with the Supreme Court of the State of New York. The holder is alleging that the Company wrongfully refused to honor its request to convert this debt into 9,268,875 common shares of the Company. The holder is seeking $4,393,360 plus interest from April 25, 2005 and attorneys fees. It is not possible to determine whether the debenture holder will be successful in their legal action. The Company has recorded a liability of $128,259 which includes the outstanding principal, premium and penalties. The Company is vigorously defending against this legal action.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Three months ended October 31, 2005 and 2004
--------------------------------------------------------------------------------

9.   Related party transactions:

     (a) During the three months ended October 31, 2005, the Company paid $900,000 (net of $100,000 of withholding taxes) in interest payments to Cornell Capital for interest due on the $30,000,000 convertible debentures. Cornell Capital is considered a related party from a financial perspective due to the number and size of the financial transactions that have been entered into with the Company. Cornell Capital does not have influence over the Company's operating or investing activities.

     (b) During the three months ended October 31, 2005, the Company paid $60,000 (2004 - nil) in consulting fees to the Company's Chairman pursuant to a consulting agreement entered into on June 30, 2005.

10.  Subsequent events:

     (a)  $30,000,000, 10% convertible debentures entered into June 23, 2005:

     As of December 15, 2005, the Company was in negotiations to restructure an aggregate of $30 million debentures entered into on June 23, 2005, as follows:

          (i)  Principal and interest repayments due in cash to be eliminated;

          (ii) Debentures to be convertible into shares of Common Stock at the option of the Holder at the lesser of $0.1125 and a 4.5% discount to market. Market is based on the lowest Closing Bid Price of the Common Stock for the five (5) trading days immediately preceding the date the conversion notice is provided;

          (iii) If at the end of the three year term, the debentures are not fully converted, the debenture holder must convert the balance due into shares of the Company up to their 4.9% limit. The remaining balance to be due in cash by the Company;

          (iv) Interest to be convertible into shares of the Company's Common Stock and is calculated as ninety-five and one-half percent (95.5%) of the 5 day average of the Closing Bid Price of the Common Stock for the five (5) trading days immediately preceding the date the interest conversion is made;

          (v) The Company to be provided the right to redeem the convertible debentures option with three (3) business days advance written notice at a 20% premium a portion or all amounts outstanding under the debentures prior to the Maturity Date provided that our Closing Bid Price as reported by Bloomberg, LP, is less than the Fixed Conversion Price at the time of the Redemption Notice. The Debenture holder shall receive a warrant to purchase one million (1,000,000) shares of the Company's Common Stock for every One Hundred Thousand Dollars ($100,000) redeemed, pro rata (the "Warrant"). The Warrant shall be exercisable on a "cash basis" and have an exercise price of one hundred ten percent (110%) of the Closing Bid Price of our Common Stock on the date the Company provides the Redemption Notice.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Three months ended October 31, 2005 and 2004
--------------------------------------------------------------------------------

10.  Subsequent events (continued):

     (b)  $160 million Standby Equity Distribution Agreement:

     As of December 15, 2005, the Company was in negotiations to terminate its $160.0 million Standby Equity Distribution Agreement ("SEDA") and enter into a new $100.0 million SEDA with Cornell Capital. Terms of the new agreement are to be the same as the previous agreement except for the following:

          (i) Term of the agreement is to be five years from the date of effectiveness;

          (ii) Fees on draw downs to be reduced to 2.5% from 5%;

          (iii) The registration statement to be filed on a date mutually agreed to by the Company and the Investor.

     Based on comments received from the SEC, the Company has not registered the equity line of credit. The Company may not request advances under the $100 million equity line of credit until the underlying shares of its common stock are registered with the SEC and it is unlikely that it will register such underlying shares until all of the outstanding principal and accrued and unpaid interest on the 10% convertible debentures have been either converted by the holders or paid in full by the Company, which must occur on or before July 23, 2008. The term of the proposed $100 million Standby Equity Distribution Agreement is to commence on the date a registration statement covering the underlying shares becomes effective and will expire five years after such date. Due to the uncertainty as to when the Company will be able to access its equity line, it has expensed fees related to the $160 million equity line of credit.

11.  Differences   between  Canadian  and  United  States   Generally   Accepted
     Accounting Principles and Practices:

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Three months ended October 31, 2005 and 2004
--------------------------------------------------------------------------------

11.  Differences   between  Canadian  and  United  States   Generally   Accepted
     Accounting Principles and Practices (continued):

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

     Prior to 2003, under Canadian GAAP, no compensation was recorded for employee options. Subsequent to August 1, 2003, the Company elected to use the fair-value based method under Canadian GAAP, on a prospective basis, to record compensation expense for options. Had the Company determined compensation expense for option grants made to employees after July 31, 2002 based on the fair values at grant dates of the stock options consistent with the fair value method, the Company's loss and loss per share would have been as follows:

----------------------------------------------------------------------------------------------------
                                                                          Three months ended
                                                           -----------------------------------------
                                                           October 31, 2005        October 31, 2004
----------------------------------------------------------------------------------------------------
Net loss:
In accordance with Canadian GAAP (note 11(d))              $    (17,987,635)       $     (1,972,007)
Stock-based compensation expense included
  in reported net loss                                               18,151                   9,788
Stock-based compensation expense determined
  under fair value based method for all awards                      (18,151)                 (6,377)
----------------------------------------------------------------------------------------------------
Pro forma                                                  $    (17,987,635)       $     (1,968,596)
----------------------------------------------------------------------------------------------------
Basic and diluted loss per share:
  As reported                                              $          (0.06)       $          (0.01)
  Pro forma                                                           (0.06)                  (0.01)
----------------------------------------------------------------------------------------------------

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Three months ended October 31, 2005 and 2004
--------------------------------------------------------------------------------

11.  Differences   between  Canadian  and  United  States   Generally   Accepted
     Accounting Principles and Practices (continued):

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Three months ended October 31, 2005 and 2004
--------------------------------------------------------------------------------

11.  Differences   between  Canadian  and  United  States   Generally   Accepted
     Accounting Principles and Practices (continued):

     (d) Under U.S. GAAP, the discount on convertible debt is netted against the value of debenture, and debt issuance cost is recorded as deferred financing cost and is amortized over the maturity period. Under Canadian GAAP, the discount is recorded as deferred financing cost and is being amortized over the maturity period. Debt issuance cost is charged to equity.

---------------------------------------------------------------------------------------------------------
                                                October 31, 2005                     July 31, 2005
                                   ----------------------------------------------------------------------
                                              Canadian                         Canadian
Consolidated balance sheets                       GAAP       U.S. GAAP             GAAP        U.S. GAAP
---------------------------------------------------------------------------------------------------------
Current assets                             $11,261,994     $11,261,994     $ 13,292,487     $ 13,292,487
Capital assets                                 749,927         749,927          716,763          716,763
Deferred financing costs                       115,850       2,016,029       16,206,086       18,209,280
Other assets                                   779,377         779,377        1,066,013        1,066,013
Current liabilities                          1,643,888       8,353,174        1,649,690        5,781,918
Long term convertible debentures             1,519,951      15,031,476        1,272,123       17,118,667
Preferred shares subject to
  mandatory redemption                             313             313                1                1
Stockholders' equity (deficiency)          $ 9,742,996     $(8,577,636)    $ 28,359,535     $ 10,383,957
---------------------------------------------------------------------------------------------------------
                                                                                Three months ended
                                                                        ---------------------------------
                                                                            October 31,      October 31,
Consolidated statement of operations and deficit:                                  2005             2004
---------------------------------------------------------------------------------------------------------
Net loss in accordance with U.S. GAAP                                      $(18,211,523)    $ (2,383,900)
Effects of difference in accounting for:

  Stock based compensation expense under U.S. GAAP                                   --               --
  Stock based compensation (recovery) under Canadian GAAP                       (18,151)          (9,788)
  Interest accretion and amortization of debenture finance costs
   recorded under U.S. GAAP                                                  17,631,436          552,416
  Interest accretion and amortization of debenture finance costs
   under Canadian GAAP                                                      (17,389,397)        (130,737)
---------------------------------------------------------------------------------------------------------
  Net loss in accordance with Canadian GAAP                                 (17,987,635)      (1,972,009)
  Beginning deficit in accordance with Canadian GAAP                        (65,064,401)     (51,971,332)
  Interest on convertible debentures and amortization of finance
   charges                                                                           --         (393,907)
---------------------------------------------------------------------------------------------------------
  Ending deficit in accordance with Canadian GAAP                           (83,052,036)     (54,337,248)
---------------------------------------------------------------------------------------------------------
  Basic and diluted loss per share
    (in accordance with Canadian GAAP)                                     $      (0.06)    $      (0.01)
---------------------------------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

            The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended October 31, 2005 and 2004 should be read in conjunction with our most recent audited annual financial statements for the financial year ended July 31, 2005, the unaudited interim financial statements included herein, and, in each case, the related notes.

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

            We are a "foreign private issuer," as such term is defined in Rule 3b-4 under the Securities Exchange Act of 1934. However, we have elected to file with the SEC the same reports that a domestic registrant would be required to file under section 13(a) of the Securities Exchange Act of 1934.

            We develop and market technically advanced tire pressure monitoring systems ("TPMSs") for the transportation and automotive industries that monitor tire pressure and tire temperature. Our TPMSs are designed for improved vehicle safety, performance, reliability and fuel efficiency.

            Although we currently sell only TPMSs for passenger cars, buses, recreational vehicles, trucks and motorcycles, our vision is to become a preeminent provider of wireless sensing and control systems for the vehicle industry. Our vision may be extended to three basic types of systems: sensing, control and system applications.

            On October 12, 2005 we entered into a seven year marketing and distribution agreement with DANA Corporation through its Heavy Vehicle Technology and Systems Group. Under the marketing and distribution agreement Dana will market and sell our tire monitoring systems to original equipment manufacturer ("OEM") customers throughout North America, Mexico, Australia and New Zealand. The companies will collaborate on marketing opportunities to meet the needs of their global customers and markets. DANA is a leading Tier I supplier in the design and manufacture of commercial vehicle drive train components for medium and heavy duty vehicles for sale to OEMs and associated original equipment service and the independent aftermarket.

            On November 21, 2005 we entered into a manufacturing agreement with Vansco Electronics LP. Under the agreement, Vansco will manufacture key subsystems for our wireless gateway family of products. Vansco specializes in the design and manufacturing of electronic, electro-mechanical and electro-hydraulic controls and instrumentation and offers engineering design expertise in system integration, hardware, software, wire harness and electronics packaging.

            On November 21, 2005, we and Hyundai Autonet Company, Ltd ("HACO") mutually terminated our contract manufacturing agreement with. HACO. This termination was a result of HACO's acquisition by Hyundai Motor Company. The termination has not impacted our business, nor were there any costs of termination.

Sensing Applications

            Our vision is to commercialize a wide array of sensors, compatible with our TPMSs for the vehicle industry. We developed a receiver module with Vansco that functions as a "wireless gateway" that we began shipping to customers in August 2005. This receiver module can wirelessly receive signals from up to 256 new sensors in addition to signals from tire pressure sensors. The data from these sensors can then be placed on the vehicle bus or on a display module. This ensures that the driver, maintenance group or monitoring agencies have access to the sensor data as required. In addition to tire pressure monitoring, customers would have the ability to access far more data on their vehicle. This translates to a higher value proposition to the customer, while giving us the ability to sell more products. We plan to develop one additional application in the next year that can be integrated into our receiver module.

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

            We have trademarked our wireless gateway product line as the SmartWave(TM) brand. The SmartWave brand will apply to all products developed under our wireless gateway architecture and we are currently evaluating a number of other control applications.

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

            Our direct measurement TPMSs generally exceeds the standard for tire pressure monitoring established by the National Highway Transportation Safety Administration ("NHTSA"). Accordingly, we believe the auto manufacturers must accelerate their implementation plans in order to meet these new NHTSA regulations, which will create additional opportunities to market our products to OEMs in the automobile industry. In addition, although the Transportation Recall Enhancement, Accountability, and Documentation Act of 2000 ("TREAD Act") only applies to passenger automobiles, we believe that other motor vehicles, including medium and heavy trucks, buses and motorcycles will be impacted by this legislation in subsequent years. We also believe that compliance with the TREAD Act by European, Japanese, Chinese and other automakers will accelerate the adoption of TPMSs globally.

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

RESULTS OF OPERATIONS

Three months ended October 31, 2005 and October 31, 2004

Revenue

            Gross revenue for the three months ended October 31, 2005 increased to $592,866 from $301,169 for the three months ended October 31, 2004. The breakdown of the sources of our gross revenue is as follows:

      o Sales of aftermarket passenger car TPMSs increased to $65,173 for the three months ended October 31, 2005 from $47,001 for the three months ended October 31, 2004. It is difficult for us to predict what the volume of sales of this product will be.

      o Sales of OEM passenger car TPMSs increased to $223,321 for the three months ended October 31, 2005 from $147,262 for the three months ended October 31, 2004. The increase was primarily due to an increase in sales to Aston Martin, Ford's flagship division. We anticipate sales of this product to continue to increase as we are now on a third platform of Aston Martin.

      o Sales of aftermarket TPMS for use on buses were $1,997 for the three months ended October 31, 2005 compared to $0 for the three months ended October 31, 2004. Although we anticipate increasing sales of this product, it is difficult for us to predict what the volume of sales will be in this market.

      o Sales of OEM TPMS for use on buses were $162,868 for the three months ended October 31, 2005 compared to $0 for the three months ended October 31, 2004. We anticipate sales of this product to this market to continue to increase.

      o Sales of aftermarket motorcycle systems decreased to $7,357 for the three months ended October 31, 2005 from $16,734 for the three months ended October 31, 2004. As sales to this market are seasonal, we anticipate sales to increase starting in January 2005, however it is difficult for us to predict what the volume of sales will be in this market.

      o Sales of aftermarket recreational vehicle TPMS decreased to $37,912 for the three months ended October 31, 2005 from $51,669 for the three months ended October 31, 2004. We anticipate sales of this product to increase, however it is difficult for us to predict what the volume of sales will be.

      o Sales of OEM recreational vehicle TPMSs increased to $52,943 for the three months ended October 31, 2005 from $25,222 for the three months ended October 31, 2004. We anticipate sales of this product to the OEM market to continue to increase.

      o Sales of aftermarket high pressure TPMSs for use on trucks were $6,158 for the three months ended October 31, 2005 compared to $10,789 for the three months ended October 31, 2004. The majority of these systems are currently being used for test purposes. Although interest in this product is high, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

      o Sales of OEM high pressure TPMS for use on trucks vehicles were $3,750 for the three months ended October 31, 2005 compared to $0 for the three months ended October 31, 2004. The majority of these systems are currently being used for test purposes. Although interest in this product is high, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

      o Sales of miscellaneous products were $31,387 for the three months ended October 31, 2005 compared to $2,492 for the three months ended October 31, 2004.

Gross Margin

            Gross margin on product sales increased to 28.5% for the three months ended October 31, 2005 from 26.8% for the three months ended October 31, 2004.

Expenses

            Expenses were $595,024 for the three months ended October 31, 2005. Excluding a stock-based compensation recovery of $1,633,975, expenses increased to $2,228,999 from $1,937,740 for the three months ended October 31, 2004. The stock-based compensation recovery resulted as the market value of our vested options decreased during the quarter as discussed in note 2 (b) (ii) to the financial statements.

            Engineering, research and development expenses for the three months ended October 31, 2005 were negative ($33,445) due to a non-cash stock based compensation recovery as more fully explained in the note 2(b)(ii) to the financial statements. Excluding a stock-based compensation recovery of $641,196, engineering, research and development expenses increased to $607,751 from $501,685 for the three months ended October 31, 2004. The increase, excluding the stock-based compensation recovery, was mainly due to an increase in the number of employees in this department which resulted in a higher wage expense. In addition we incurred higher rent and utility expenses as we leased additional space to accommodate the increase in the number of employees in the department.

            Marketing expenses for the three months ended October 31, 2005 were $416,208. Excluding a stock-based compensation recovery of $38,482, marketing expenses decreased to $454,690 from $496,787 for the three months ended October 31, 2004. The decrease, excluding the stock-based compensation recovery as more fully explained in note 2(b)(ii) to the financial statements, was mainly a result of lower travel expenses.

            General  and  administrative  expenses  for the three  months  ended
October 31, 2005, were negative ($159,567) due to a non-cash stock based compensation recovery as more fully explained in the note 2(b)(ii) to the financial statements. Excluding a stock-based compensation recovery of $954,297, general and administration expenses increased to $794,730 from $579,131 for the three months ended October 31, 2004. The increase, excluding the stock-based compensation recovery, was primarily attributed to higher investor relation costs and higher professional fees. The increase in professional fees was primarily due to the cost of legal services incurred to defend against a lawsuit from a debenture holder and the cost of restructuring the 10% convertible debentures issued on June 23, 2005 by us to Cornell Capital Partners, LP, in trust for LCC Global Limited, in an aggregate principal amount of $28 million, the 10% convertible debenture issued on June 23, 2005 by us to Highgate House Funds, Ltd., in trust for LCC Global Limited, in an aggregate principal amount of $2 million and the $160 million standby equity line of credit entered into in June, 2005, issued to us by Cornell Capital Partners.

            Depreciation and amortization expense increased to $371,828 for the three months ended October 31, 2005 from $360,137 for the three months ended October 31, 2004.

            Interest and finance charges increased to $17,631,436 for the three months ended October 31, 2005 from $585,021 for the three months ended October 31, 2004. Interest and finance charges for the three months ended October 31, 2005 included a $16 million fee paid on June 23, 2005 for the $160 million standby equity distribution agreement ("SEDA") with Cornell Capital Partners plus related professional fees and interest accretion on our convertible debentures and preferred shares. On July 22, 2005, we filed a registration statement on Form SB-2 with the SEC. We withdrew the registration statement on September 23, 2005 with the intent of restructuring the 10% convertible debentures and entering into a new SEDA with Cornell Capital Partners as described below.

            As of December 15, 2005, we and Cornell Capital Partners were in negotiations to terminate the $160 million SEDA and replace it with a new $100 million SEDA. Under the terms of the $160 million SEDA, we cannot request advances until the underlying shares of common stock are registered with the SEC. Similarly, we would not be able to request advances under the proposed $100 million equity line of credit until the underlying shares of our common stock are registered with the SEC. It is unlikely that we will register the shares underlying the $160 million SEDA, or if restructured, the proposed $100 million SEDA, until all of the outstanding principal and accrued and unpaid interest on the 10% convertible debentures in the aggregate principal amount of $30 million have been either converted by the holders or paid in full by us, which must occur on or before July 23, 2008. The term of the $100 million SEDA is proposed to commence on the date a registration statement covering the underlying shares becomes effective and will expire five years after such date. Under the existing $160 million SEDA, Cornell is entitled to retain 5% of each advance requested by us. In consideration for the reduction of the amount available to us under the proposed $100 million SEDA, Cornell plans to reduce this 5% advance fee to 2.5% of each advance. Due to the uncertainty as to when we will be able to draw down on the SEDA, we have expensed these fees.

            Excluding charges related to our SEDA, non-cash interest expense for the three months ended October 31, 2005 was $612,081 compared to $557,962 during the three months ended October 31, 2004.

            Interest and finance charges for the three months ended October 31, 2004 included $552,416 on our 8% and discounted convertible debentures and $23,267 on our promissory notes.

Interest Income

            Interest income of $73,446 was earned for the three months ended October 31, 2005 as compared to $484 for the three months ended October 31, 2004 and was the result of higher average cash balances during the three months ended October 31, 2005.

Foreign exchange loss

            A foreign exchange loss of $227,687 was incurred for the three months ended October 31, 2005 as compared to a foreign exchange gain of $57,644 for the three months ended October 31, 2004. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

            We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since our inception. As at October 31, 2005, we had an accumulated deficit of $93,343,673. Our net loss for the three months ended October 31, 2005 was $18,211,523 compared to $2,383,900 for the three months ended October 31, 2004. As of October 31, 2005, our stockholders' deficiency was $8,577,636 and we had working capital of $2,908,820.

            Our cash position, including short-term investments at October 31, 2005 was $7,498,890 as compared to $10,059,763 at July 31, 2005. This decrease was due to the net decrease in the use of cash in our operating, financing and investing activities as described below.

            Our net loss of $18,211,253 for the three months ended October 31, 2005 includes non-cash charges of $371,828 for depreciation and amortization, a stock based compensation recovery of $1,633,975 and $16,755,917 for interest and finance charges as disclosed above under interest and finance charges. Increases in non-cash working capital during this period amounted to $372,366. Non-cash working capital changes included increases in accounts receivable, prepaid expenses and accounts payable and accrued liabilities and a decrease in inventory. The net cash used in operating activities for the three months ended October 31, 2005 was $3,149,869. Of this amount, $900,000 was paid in interest expense on our convertible debentures. As it is unlikely that we will be able to access our $160 million SEDA, or if restructured, the proposed $100 million SEDA, on a timely basis, we may require subsequent financings to meet our operating cash flow requirements.

            During the three months ended October 31, 2005, we also purchased certain capital assets at an aggregate cost of $40,656.

            During the three months ended October 31, 2005, we realized aggregate gross cash proceeds of $135,800 as follows:

            On October 20, 2005, a warrant holder exercised 1,100,000 warrants at an exercise price of $0.10 for gross proceeds of $110,000.

            During the three months ended October 31, 2005, 860,000 stock options were exercised for gross proceeds of $25,800.

            As we filed a  registration  statement on July 22, 2005, we were not in violation of any existing convertible debenture or preferred share agreement, other than one holder of a discounted debenture in the amount of $91,726. Such holder provided us with notice of a summons with the Supreme Court of the State of New York. However, as of September 23, 2005 we were in violation of certain other convertible debentures and preferred share agreements as we withdrew our registration statement covering the shares of common stock underlying such convertible debentures and preferred shares. We received default waivers from all of the holders of such convertible debentures, other than the one convertible debenture holder mentioned above who provided us with the notice of summons with the Supreme Court of the State of New York, and all of our preferred shareholders, agreeing that we are not in default of such convertible debentures and preferred share agreements pending the filing of a new registration statement. We are vigorously defending against the legal action brought by the debt holder in the Supreme Court of the State of New York.

FUTURE OPERATIONS

            Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue for the foreseeable future.

            At October 31, 2005, we had cash and short-term investments of $7,498,890. We may require up to $12.5 million in financing through the next nine months in order to continue in business as a going concern because our management projects that we will require $3.6 million to $20.0 million to fund our debt repayment, ongoing operating expenses, working capital requirements and potential litigation settlement through July 31, 2006, as detailed below.

Marketing                                    $ 1,275,000         $ 1,500,000
Engineering, research and development          1,500,000           1,875,000
General and administrative                     1,650,000           2,250,000
Capital Purchases                                 75,000             150,000
Debt repayment (1)                               400,000          14,600,000
General Working Capital (2)                   (1,300,000)           (375,000)
                                             -----------         -----------
TOTAL                                        $ 3,600,000         $20,000,000
                                             ===========         ===========

(1) Our debt is convertible into shares of our common stock. Although we anticipate our debt holders to convert their debt into common shares, there is a risk that we will need to repay our debt in cash. The interest is currently repayable in cash although we are attempting to restructure our debt so that the interest will only be repayable in shares. Debt repayment includes maximum settlement of $4,393,360 plus interest plus attorney fees with discounted debt holder that has initiated legal action.

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

            The issuance of additional equity securities by us could result in a significant dilution to the equity interests of our current stockholders.
Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Going Concern

            We have incurred recurring operating losses and have a deficit of $93,343,673 and working capital of $2,908,820 as at October 31, 2005. During the three months ended October 31, 2005, we used cash of $3,149,869 in operating activities.

            During three months ended October 31, 2005, we realized gross cash proceeds of $135,800 from financing activities. There can be no assurance that we can draw down amounts under the $160 million equity line of credit, or if restructured, the proposed $100 million line of credit, as draw downs are subject to an effective Registration Statement filed with the SEC. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Other Assets

            Other assets are recorded at cost and are being amortized over five years on a straight line basis. Other assets are comprised of licenses to manufacture and sell TPMSs to the OEMs. On an ongoing basis, management assesses whether the expected net recoverable amount of the licenses exceeds the book value of the licenses. The net recoverable amount is determined on a projected cash flow basis, undiscounted at an appropriate rate. Our belief is based on an undiscounted cash flow analysis of management's current best estimate of projected annual sales to the passenger vehicle and light truck OEM market plus management's projected sales to the heavy truck OEM market. Although we expect to generate cash flow from sales to the OEM marketplace, it is possible that we will not generate cash flow from sales to the OEM marketplace in excess of net book value, or that we will generate cash flow from sales to the OEM market in future years after the other assets have been fully amortized.

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

      o an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

      o an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with us.

ITEM 3.  CONTROLS AND PROCEDURES

            As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report, being October 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal controls during our quarter ended October 31, 2005 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            On April 21, 2005, Bristol Investment Fund, Ltd. , a holder of our discounted debentures in the amount of $91,726, commenced a lawsuit in the Supreme Court of New York against us, essentially alleging that we wrongfully refused to honor its request to convert the debentures into 9,268,875 shares of our common stock. The lawsuit seeks an order compelling us to pay $4,393,360 plus interest from April 25, 2005 for damages and attorneys fees. The Court heard argument on a motion for preliminary injunction requiring us to issue the shares on May 5, 2005 and has not yet ruled on the motion. On June 6, 2005, we filed an Answer, Affirmative Defenses and Counterclaims, denying liability to the debenture holder and seeking damages from the debenture holder on account of its prior, wrongful conduct. The parties have conducted some initial written discovery but have not taken any depositions. On October 21, 2005, the Court heard oral argument on Bristol Investment Fund's motion for summary judgment, in which it asked the Court to enter judgment against us for more than $4,000,000 and our lawyers argued against the entry of such judgment. At argument, the Court reserved on its decision but indicated that one should be forth coming. In light of the status of the case, which is in its initial phases and the fact that there has not been any discovery, we cannot determine the likely outcome of the legal action or whether the Court will grant Bristol Investment Fund's motion. We are vigorously defending against this legal action.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            The following changes in our securities occurred during the three months ended October 31, 2005:

      o By conversion notice dated August 23, 2005, Crescent International Ltd. elected to convert $115,000 of its 8% convertible debentures plus accrued interest of $19,626.67. In response, we issued 4,286,665 shares of our common stock to Crescent International Ltd. pursuant to Rule 506 of Regulation D under the Securities Act.

      o By notice of a warrant exercise dated October 20, 2005, Simon Archdale elected to exercise 1,100,000 warrants. In response, we issued 1,100,000 shares of our common stock to pursuant to Regulation S under the Securities Act.

      o By conversion notice dated October 26, 2005, Crescent International Ltd. elected to convert $79,439 of its discounted convertible debentures. In response, we issued 2,837,107 shares of our common stock to pursuant to Rule 506 of Regulation D under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            See Item 1 above.

            We have received an extension until January 1, 2006 to pay the principal monthly repayments of $125,000 on its 5% $1,500,000 convertible debentures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The annual and special meeting of our shareholders was held in Vancouver, Canada on December 9, 2005. A total of 162 shareholders attended the annual and special meeting in person or by proxy, representing a total of 223,687,521 (or 81.03%) of the 283,709,549 shares of our common stock issued and outstanding as at the close of business October 21, 2005, the record date for the meeting.

            The following proposals were adopted by our shareholders by ordinary resolution: (1) to appoint KPMG LLP, Chartered Accountants, of Vancouver, British Columbia, as the auditor of our company to hold office for the ensuing year; (2) to authorize our Board of Directors to fix the remuneration to be paid to the auditor; (3) to set the number of our directors, between the minimum and maximum number of directors prescribed by our company's articles of continuance, at four; (4) to elect WILLIAM CRONIN, MARTIN GANNON, JOHNNY CHRISTIANSEN and ROBERT RUDMAN as directors of our company, to hold office until the next annual meeting of shareholders, or until their successors are appointed; and (5) to approve an additional formal stock incentive plan providing for the granting of stock-based incentives to those eligible employees, directors, officers and consultants of our company, or of any of our subsidiaries, who are resident in the United States and/or subject to taxation in the United States, provided that a maximum of 10,000,000 shares of common stock of our company shall be issuable pursuant to all awards granted under the plan.

            Of the 223,687,521 shares represented at the meeting, 12,500 shares were held by shareholders attending in person, and 223,675,021 shares were held by shareholders attending by proxy. The number of shares cast by way of proxy for, against and withheld, as well as the number of abstentions and broker non-votes as to each of these matters are as follows:

                                                                                        BROKER
       PROPOSAL          SHARES FOR    SHARES AGAINST   WITHHELD     NOT VOTED        NON-VOTES
1.     To appoint KPMG   223,038,690             0       648,831             0             0
       LLP as auditor

2.     To authorize      222,874,123       621,348       192,050             0             0
       the directors
       to fix auditor
       remuneration

3.     To set the        221,553,527       989,989     1,144,005             0             0
       number of
       directors at
       four

4.     To elect the
       following
       directors:

a.     Robert Rudman     221,039,605             0     2,647,916             0             0

b.     Martin Gannon     223,234,765             0       452,756             0             0

c.     Johnny            223,232,005             0       455,516             0             0
       Christiansen

d.     William Cronin    223,253,220             0       434,301             0             0

5.     To approve the     16,808,732     4,243,305       363,353   202,272,131             0
       2005 stock
       incentive plan
       for United
       States residents

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit
Number      Description

10.1 Marketing and Distribution Agreement, dated October 12, 2005, between DANA Corporation and SmarTire Systems Inc.**

10.2 Agreement for Electronic Manufacturing Services, dated November 16, 2005, between Vansco Electronics LP and SmarTire Systems Inc.**

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

SMARTIRE SYSTEMS INC.

/s/ Al Kozak
--------------------------------
Al Kozak
President and Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date:       December 15, 2005


/s/ Jeff Finkelstein
--------------------------------
Jeff Finkelstein
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date:       December 15, 2005