Form 10KSB/A
period 2005-07-31
SMARTIRE SYSTEMS INC
filed 2006-02-27
CIK 1057293

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

At October 14, 2005, the aggregate market value of common stock held by non-affiliates was approximately $23,252,840 based upon the closing price of $0.084 reported for such date on the OTC Bulletin Board.

The number of shares outstanding of our Company's common stock at October 15, 2005 was 283,709,549.

Transitional Small Business Disclosure Format (check one):
|_| Yes |X| No




                                  INDEX
                                                                        Page
                                                                      Number
PART I

Item 1.   Description of Business                                          3

Item 2.   Description of Property                                         13

Item 3.   Legal Proceedings                                               13

Item 4.   Submission of Matters to a Vote of Security Holders             14

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters
          and Small Business                                              15

Item 6.   Management's Discussion and Analysis or Plan of Operation       16

Item 7.   Financial Statements                                            26

Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure                             26

Item 8A.  Controls and Procedures                                         26

Item 8B.  Other Information                                               27

PART III

Item 9.  Directors, Executive Officers and Control Persons; compliance
         with Section 16(a) of the Exchange Act                           27

Item 10. Executive Compensation                                           28

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                  30

Item 12. Certain Relationships and Related Transactions                   32

Item 13. Exhibits                                                         32

ITEM 14. Principal Accounting Fees and Services                           41

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

In October 2003, we signed a contract manufacturing services agreement with HACO. Under the terms of the agreement, HACO was to manufacture our proprietary line of TPMSs for sale and distribution globally by SmarTire. As HACO was recently purchased by Hyundai and Siemens (one of our competitors), As a result of this transaction, HACO has notified us of their intention to exit the contract manufacturing business. As such, we are currently negotiating an expansion of our current manufacturing agreement with Vansco Electronics LP.

As previously disclosed, we entered into a two-year agreement with Beijing Boom Technology Co. Ltd in October 2003, to act as a "master distributor" of our TPMSs in mainland China. Although the agreement provided for a two-year term ending on October 9, 2005 and automatic renewal for successive one-year terms provided certain minimum purchase commitments were met, Beijing Boom Technology has not purchased a material amount of product during fiscal 2005 nor do we anticipate that they will purchase a significant amount of product in the future as they are experiencing difficulties penetrating the Chinese market.

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

On September 12, 2003, we entered into a development agreement with Vansco Ltd. This agreement provides for the merging of Vansco's vehicle communication expertise with our proven radio frequency technology to create a high sensitivity, weatherproof, J1939 controller area network ("CAN"), chassis-mounted receiver. The J1939 CAN is the most widely used communication standard in commercial vehicles today, allowing for multiplexing, receiving and transmitting of signals from various sources. When CAN technology is combined with our high pressure sensors, we anticipate that this joint development effort will result in a new TPMSs targeted directly at OEMs of commercial trucks, buses, agricultural, construction and recreational vehicles. In November, 2004, design validation testing and the initial pilot build of 300 units was completed. The product has completed design validation testing and has received regulatory radio approvals in Europe and North America. Production validation testing has now been completed. Vansco has now begun to manufacture the product for us. We currently sell this product to our lead customer for this product, Motor Coach Industries.

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

ITEM 3. LEGAL PROCEEDINGS

On April 21, 2005, Bristol Investment Fund, Ltd. ("Bristol"), a holder of our discounted debentures in the amount of $91,726, commenced a lawsuit in the Supreme Court of New York against us, essentially alleging that we wrongfully refused to honor its request to convert the debt into 9,268,875 shares of our common stock. T he lawsuit seeks an order compelling us to pay $4,393,360 plus interest from April 25, 2005 for damages and attorneys fees. The Court heard argument on a motion for preliminary injunction requiring us to issue the shares on May 5, 2005 and has not yet ruled on the motion. On June 6, 2005, we filed an Answer, Affirmative Defenses and Counterclaims, denying liability to the debenture holder and seeking damages from the debenture holder on account of its prior, wrongful conduct. The parties have conducted some initial written discovery but have not taken any depositions. On October 21, 2005, the Court heard oral argument on Bristol's motion for summary judgment, in which it asked the Court to enter judgment against us for more than $4,000,000 and our lawyers argued against the entry of such judgment. At argument, the Court reserved on it s decision but indicated that one should be forth coming. In light of the status of the case, which is in its initial phases and the fact that there has not been any discovery, we cannot determine the likely outcome of the legal action or whether the Court will grant Bristol's motion.

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

Until May 28, 2003, our common stock was quoted on the Nasdaq SmallCap Market under the symbol "SMTR". The following quotations obtained from Canada Stockwatch reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:



           ----------------------------------------------------------
                   QUARTER ENDED           HIGH             LOW
           ----------------------------------------------------------
                   July 31, 2005          $0.184           $0.088
           ----------------------------------------------------------
                  April 30, 2005          $0.241           $0.022
           ----------------------------------------------------------
                 January 31, 2005         $0.037           $0.026
           ----------------------------------------------------------
                 October 31, 2004         $0.094           $0.03
           ----------------------------------------------------------
                   July 31, 2004          $0.055           $0.052
           ----------------------------------------------------------
                  April 30, 2004          $0.120           $0.106
           ----------------------------------------------------------
                 January 31, 2004         $0.195           $0.185
           ----------------------------------------------------------
                 October 31, 2003         $0.22            $0.215
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

=========================== ============================= ============================ ============================

                                                                                          Number of Securities
                             Number of Securities to be                                  Remaining Available for
                              Issued Upon Exercise of      Weighted-Average Exercise      Future Issuance Under
                                Outstanding Options,         Price of Outstanding       Equity Compensation Plans
                                Warrants and Rights          Options, Warrants and        (Excluding Securities
                                                                    Rights              Reflected in Column (a))
--------------------------- ----------------------------- ---------------------------- ----------------------------

Plan Category                           (a)                           (b)                          (c)
--------------------------- ----------------------------- ---------------------------- ----------------------------
                                     4,950,000                       $0.11                       696,400
Equity compensation plans
approved by
securityholders
--------------------------- ----------------------------- ---------------------------- ----------------------------
                                    103,040,943                      $0.15                      1,649,890
Equity compensation plans
not approved by
securityholders
--------------------------- ----------------------------- ---------------------------- ----------------------------
                                    107,990,943                      $0.15                      2,346,290
Total
=========================== ============================= ============================ ============================

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




Marketing                                    $ 1,700,000         $ 2,000,000
Engineering, research and development          1,700,000           2,100,000
General and administrative                     2,200,000           2,700,000
Capital Purchases                                 60,000             400,000
Debt repayment (1)                             3,300,000          15,000,000
General Working Capital (2)                   (1,460,000)                  _
                                             -----------         -----------
TOTAL                                        $ 7,500,000         $22,200,000
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Our Company's Chief Executive Officer and Chief Financial Officer have evaluated our Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Management believes that our Company's current internal controls and procedures are effective and designed to ensure that information required to be disclosed by our Company in its periodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC, and that such information is accumulated and communicated to our Company's CEO and CFO as appropriate to allow timely decisions to be made regarding required disclosure.

There was no change in the Company's internal control over financial reporting during our Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our Company's internal control over financial reporting.

As of October 15, 2005, there were no significant corrective actions taken by our Company or other changes made to these internal controls. Our Company's management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

ITEM 8B. OTHER INFORMATION

None.
                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS AND CONTROL  PERSONS;  COMPLIANCE  WITH
SECTION 16(a) OF THE EXCHANGE ACT

The following table shows the positions held by our board of directors and executive officers, and their ages as of September 30, 2005:


Name                     Age     Position
----                     ---     --------
Robert Rudman(1)          [58]      Director, Chairman of the Board
Al Kozak                  [56]      President and Chief Executive Officer
Jeff Finkelstein          [44]      Chief Financial Officer
Erwin Bartz               [44]      Vice President, Business Development
Shawn Lammers             [38]      Vice President, Engineering
William Cronin(1)(2)      [58]      Director
Martin Gannon(1)(2)       [53]      Director
Johnny Christiansen(2)    [50]      Director


(1) Member of the Audit Committee

(2) Member of the Compensation Committee

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement In Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

      o any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

      o any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

      o     been subject to any order,  judgment,  or decree,  not  subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

      o been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our Board of Directors has determined that Martin Gannon, a member of the audit committee, qualifies as an "audit committee financial expert" as such term is defined by Regulation S-B of the Securities Exchange Act of 1934, as amended. Our Board of Directors has also determined that Mr. Gannon is independent as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended July 31, 2005, all filing requirements applicable to our executive officers and directors and greater than 10% shareholders were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the years indicated, particulars of compensation awarded to, earned by or paid to:

      o     our chief executive officer;

      o each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; and

      o any additional individuals for whom disclosure would have been provided immediately above but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year; (the Named Executive Officers) are set out in the summary compensation table below.

During fiscal 2004, six individuals served as our executive officers at various times: Robert Rudman, Al Kozak, Jeff Finkelstein, Erwin Bartz, Shawn Lammers, and John Taylor-Wilson. Mr. Finkelstein earned less than $100,000 in total salary and bonuses during fiscal 2004, and, therefore, is not considered a "Named Executive Officer."

                           Summary Compensation Table



===================================================================================================================================
                          SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
                            Annual Compensation                             Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            Awards                         Payouts
-----------------------------------------------------------------------------------------------------------------------------------
Name and                Year       Salary       Bonus          Other        Securities       Restricted    LTIP      All Other
Principal                                                      Annual       Underlying       Shares or     Payouts   Compensation
Position                                                       Compen-      Options/         Restricted
                                                               sation(1)    SARs
                                                                            Share
                                                                            Granted
                                                                            Units
                                                                            (#)
-----------------------------------------------------------------------------------------------------------------------------------
Robert Rudman           2005     $ 215,568   $  67,417 (2) $       0     5,840,000           $       0   $       0     $  49,847 (3)
Chairman                2004     $ 217,478   $       0     $       0     1,079,500           $       0   $       0     $       0
(Former                 2003     $ 194,543   $       0     $       0       232,000           $       0   $       0     $       0
President and
Chief
Executive
Officer)
-----------------------------------------------------------------------------------------------------------------------------------
Al Kozak                2005     $ 177,162   $  44,495 (4) $       0     4,540,000           $       0   $       0     $       0
President and           2004     $ 164,983   $       0     $       0       683,000           $       0   $       0     $       0
Chief                   2003     $ 147,585   $       0     $       0       111,000           $       0   $       0     $       0
Executive
Officer
(Former Chief
Operating
Officer)
-----------------------------------------------------------------------------------------------------------------------------------
Jeff                    2005     $ 125,748   $  30,338 (5) $       0     3,000,000           $       0   $       0     $       0
Finkelstein             2004     $  97,490   $       0     $       0       329,610           $       0   $       0     $       0
Chief                   2003     $  82,788   $       0     $       0        70,000           $       0   $       0     $       0
Financial
Officer
-----------------------------------------------------------------------------------------------------------------------------------
Erwin Bartz             2005     $ 130,053   $  88,991 (5) $       0     3,000,000           $       0   $       0     $       0
Vice-                   2004     $ 121,113   $       0     $       0       390,000           $       0   $       0     $       0
President,              2003     $ 108,341   $       0     $       0        55,000           $       0   $       0     $   5,826 (6)
Product
Management
-----------------------------------------------------------------------------------------------------------------------------------
Shawn Lammers           2005     $ 120,452   $  30,338 (5) $       0     3,000,000           $       0   $       0     $       0
Vice-                   2004     $ 108,739   $       0     $       0       332,600           $       0   $       0     $       0
President,              2003     $  94,589   $       0     $       0        15,100           $       0   $       0     $       0
Engineering
===================================================================================================================================

* The average of the closing foreign exchange rates for fiscal 2005, as calculated by using the reported daily rates posted by the Federal Reserve Bank of New York, was CDN$1.2418 to every US$1.00. For the purposes of this table, executive compensation paid in Canadian currency to the Named Executive Officers has been converted into United States currency at the rate of CDN$1.2418 to every US$1.00

(1) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Represents the market value of 2,247,244 common shares issued as a stock bonus.

(3) Represents consulting fees of $20,000 earned after Mr. Rudman's resignation as President and Chief Executive Officer and $29,847 in vacation pay paid.

(4) Represents the market value of 1,483,181 common shares issued as a stock bonus.

(5) Represents the market value of 1,011,260 common shares issued as a stock bonus.

(6) Mr. Bartz earned sales commissions of $5,826 in fiscal 2003.

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during fiscal year 2005. We have never issued stock appreciation rights. We grant options that generally vest immediately at an exercise price equal to the fair market value of a share of common stock as determined by its closing price on the OTC Bulletin Board. Until May 28, 2003, the exercise price was determined by its closing price on the Nasdaq Capital Market. The term of each option granted is generally five years from the date of grant. Options may terminate before their expiration dates if the optionee's status as an employee is terminated or upon the optionee's death or disability.

Options/SAR Grants in the Last Fiscal Year



                          Number of Securities         % of Total
          Name                 Underlying         Options/SARS Granted      Exercise Price         Expiration Date
                          Options/SARS Granted      to Employees in            ($/share)
                                   (#)                Fiscal Year
----------------------------------------------------------------------------------------------------------------------
Robert Rudman                  5,840,000              14.41%$                   0.03                December 19, 2009

Al Kozak                       4,540,000              11.20%$                   0.03                December 19, 2009

Erwin Bartz                    3,000,000               7.40%$                   0.03                December 19, 2009

Shawn Lammers                  3,000,000               7.40%$                   0.03                December 19, 2009

Jeff Finkelstein               3,000,000               7.40%$                   0.03                December 19, 2009



The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of July 31, 2005. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of June 30, 2005 ($0.142 per share) and the exercise price of the individual's options. No Named Executive Officer exercised options during fiscal 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values



Name                    Shares      Value        Number of Securities           Value of Unexercised
                     Acquired on   Realized     Underlying Unexercised      In-the-Money Options/SARs at
                     Exercise (#)     ($)     Options/SARs at FY-End (#)             FY-End ($)

                                               Exercisable/Unexercisable      Exercisable/Unexercisable
----------------------------------------------------------------------------------------------------------------------
Robert Rudman            None        None             3,555,000                        654,080

                                                      3,555,000                   None Exercisable
                                                     Exercisable

Al Kozak                 None        None             5,466,000                        508,480

                                                      5,466,000                   None Exercisable
                                                     Exercisable

Erwin Bartz              None        None             3,555,000                        336,000

                                                      3,555,000                   None Exercisable
                                                     Exercisable

Shawn Lammers            None        None             3,392,700                        336,000

                                                      3,392,700                   None Exercisable
                                                     Exercisable

Jeff Finkelstein         None        None             3,417,200                        336,000

                                                      3,417,200                   None Exercisable
                                                     Exercisable


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 14, 2005, certain information with respect to the beneficial ownership of the Common Shares by each stockholder known by the Company to be the beneficial owner of more than 5% of the Common Shares and by each of the Company's current directors and executive officers. Each person has sole voting and investment power with respect to the Common Shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the Common Shares, except as otherwise indicated.

------------------------------------------------- --------------------------------- --------------------------------
                                                        Amount and Nature of                  Percentage
Name and Address of Beneficial Owner                    Beneficial Ownership                  of Class(1)
------------------------------------------------- --------------------------------- --------------------------------

William Cronin                                              1,779,746(2)                           *
180 Concord Drive
Madison, Connecticut, USA  06443
------------------------------------------------- --------------------------------- --------------------------------

Martin Gannon                                               1,535,000(3)                           *
1275 Post Road
Fairfield, Connecticut, USA  06824
------------------------------------------------- --------------------------------- --------------------------------

Johnny Christiansen                                         1,150,000(4)                           *
Spurvestien 24
3189 Horten, Norway
------------------------------------------------- --------------------------------- --------------------------------

Robert Rudman                                               9,687,911(5)                         3.33%
#40 - 5740 Garrison Road
Richmond, BC   V7C 5E7
------------------------------------------------- --------------------------------- --------------------------------

Al Kozak                                                    6,949,181(6)                         2.40%
25841 116 Avenue
Maple Ridge, BC  V4R 1Z6
------------------------------------------------- --------------------------------- --------------------------------

Jeff Finkelstein                                            4,434,210(7)                         1.54%
3460 Regent Street
Richmond, BC  V7E 2N1
------------------------------------------------- --------------------------------- --------------------------------

Erwin Bartz                                                 4,566,260(8)                         1.59%
21 Arrow-Wood Place
Port Moody, BC  V3H 4E9
------------------------------------------------- --------------------------------- --------------------------------

Shawn Lammers                                               4,405,479(9)                         1.53%
3460 Regent Street
Richmond, BC  V7E 2N1
------------------------------------------------- --------------------------------- --------------------------------

David Warkentin                                               Nil(10)                              *
20580 Powell Ave.
Maple Ridge, B.C. V2X 3G1
------------------------------------------------- --------------------------------- --------------------------------

Directors and Executive Officers as a Group                34,507,787(11)                       11.01%
------------------------------------------------- --------------------------------- --------------------------------

Cornell Capital Partners, L.P.                             14,157,106(12)                        4.99%
101 Hudson St., Suite 3606
Jersey City, NJ 07302

* Represents less than 1% of the Company's outstanding stock

(1) Based on 283,709,549 Common Shares issued and outstanding as of October 14, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes options to acquire up to 1,692,500 Common Shares, exercisable within sixty days.

(3) Includes options to acquire up to 1,525,100 Common Shares, exercisable within sixty days.

(4) Includes options to acquire up to 1,150,000 Common Shares, exercisable within sixty days.

(5) Includes 10,257 Common Shares owned by Mr. Rudman's wife. Mr. Rudman has sole voting and dispositive power over such shares. Includes options to acquire up to 7,409,000 Common Shares, exercisable within sixty days.

(6) Consists of options to acquire up to 5,466,000 Common Shares, exercisable within 60 days.

(7) Includes options to acquire up to 3,417,200 Common Shares, exercisable within 60 days.

(8) Consists of options to acquire up to 3,555,000 Common Shares, exercisable within 60 days.

(9) Includes options to acquire up to 3,392,700 Common Shares, exercisable within 60 days.

(10) Owns options to acquire up to 2,000,000 Common Shares, of which 1,000,000 vest in August 2006 and 1,000,000 vest in August 2007.

(11) Includes options to acquire up to 27,607,500 Common Shares, exercisable within 60 days.

(12) Includes (i) all of the common stock that potentially may be issued upon the conversion of $4.0 million of 5% series A convertible preferred shares in an aggregate amount of 400 million shares, (ii) all of the common stock that potentially may be issued upon the conversion of $30.0 million under 10% convertible debentures at a conversion price of $0.1125 per share in an aggregate of 266,666,667 shares, (iii) all of the common stock that potentially may be issued upon the conversion of $1.5 million under a 5% convertible debenture at a conversion price of $0.028 per share in an aggregate of 53,571,429 shares and (iv) all of the common stock that potentially may be issued upon the exercise of 62,500,000 common share purchase warrants issued to the named selling stockholder and affiliates expiring June 23, 2010 at an exercise price of $0.16 per share, subject to adjustment in accordance with their respective terms. The 5% series A convertible preferred shares, the 5% and 10% convertible debentures and share purchase warrants contain contractual restrictions on Cornell Capital Partners' beneficial share ownership that prohibit Cornell Capital Partners and its affiliates from holding in excess of 4.99% of the Company's issued and outstanding stock.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of October 14, 2005.


--------------------------- ----------------------------- ---------------------------- ----------------------------

                                                                                          Number of Securities
                             Number of Securities to be                                  Remaining Available for
                              Issued Upon Exercise of      Weighted-Average Exercise      Future Issuance Under
                                Outstanding Options,         Price of Outstanding       Equity Compensation Plans
                                Warrants and Rights          Options, Warrants and        (Excluding Securities
                                                                    Rights              Reflected in Column (a))
--------------------------- ----------------------------- ---------------------------- ----------------------------

Plan Category                           (a)                           (b)                          (c)
--------------------------- ----------------------------- ---------------------------- ----------------------------
                                      4,950,000                      $0.11                        696,400
Equity compensation plans
approved by
securityholders
--------------------------- ----------------------------- ---------------------------- ----------------------------
                                    103,040,943                      $0.15                      1,649,890
Equity compensation plans
not approved by
securityholders
--------------------------- ----------------------------- ---------------------------- ----------------------------
                                    107,990,943                      $0.15                      2,346,290
Total
--------------------------- ----------------------------- ---------------------------- ----------------------------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds or equals $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Mr. Christiansen, a director of our company is a principal in Visionaire AS. During the six months ended January 31, 2005, we incurred expenses of $60,000 for a research report prepared by Visionaire AS on various sensor applications.

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

  10.110 Marketing and distribution agreement with Dana Corporation dated as of October 12, 2005 (36)

   14.1     Code of Business Conduct and Ethics Compliance Program. (16)


EXHIBIT
NUMBER     DESCRIPTION
-------    ---------------------------------------------------------------------

   21.1     Subsidiaries of the Small Business Issuer**

   23.1     Consent of KPMG LLP.**

   31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

   31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

   32.1 Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

   32.2 Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**



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

(32) Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities and Exchange Commission on June 14, 2004.

(33) Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on June 30, 2005.

(34) Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities Exchange Commission on July 22, 2005.

(35) Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on August 12, 2005.

(36) Incorporated by reference to SmarTire Systems Inc.'s 10-KSB filed with the Securities Exchange Commission on October 28, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the fiscal years ended July 31, 2005 and July 31, 2004, the aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended July 31, 2005 and July 31, 2004, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB and to review registration statements submitted to the Securities and Exchange Commission during those fiscal years were $188,974 and $111,170 respectively.

Audit-Related Fees

None.

Tax Fees

For the fiscal years ended July 31, 2005 and July 31, 2004, the aggregate fees billed for tax compliance, tax advice and tax planning by KPMG LLP were $16,106 and $5,230, respectively.

For the fiscal years ended July 31, 2005 and July 31, 2004, the aggregate fees billed for tax compliance, tax advice and tax planning by Campbell Saunders & Co. were $8,243 and $5,523, respectively.

All Other Fees

None.


Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before KPMG LLP is engaged by the Company or its subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

      o     approved by the Company's audit committee; or

      o entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee has pre-approved all services provided by the Company's independent auditor, has considered the nature and amount of the fees billed by KPMG LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining KPMG's independence. The process the audit committee follows in pre-approving audit and non-audit services to be provided by the auditor in order to ensure independence of the auditor are as follows:

1. Annually the auditor provides the audit committee with a list of the audit-related and non-audit services that are anticipated to be provided during the year for pre-approval. The audit committee reviews the services with the auditor and management considering whether the provision of the services is compatible with maintaining the auditor's independence.

2. Upon pre-approval of the services on the initial list, management may engage the auditor for specific engagements that are within the definition of the pre-approved services.

3. The audit committee delegates approval authority to the Chair of the audit committee for requests for services not previously presented to the audit committee for pre-approval. Any services approved by the Chair are reported to the full audit committee at the next meeting.

4. A final detailed review of all public accounting services and fee amounts is performed by the audit committee prior to the audit opinion being issued at year end. At that time, the auditor provides the audit committee with the annual independence letter and the form and content of fees disclosure for the Company's annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTIRE SYSTEMS INC.



                 By: /s/ Al Kozak
                     --------------------------------------
                     Al Kozak, President and Chief Executive Officer

Date: February 24, 2006



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2005:

SIGNATURES



                 /s/ Robert Rudman
                 ----------------------------------------------------
                 Robert Rudman, Chairman


                 /s/ Jeff Finkelstein
                 ----------------------------------------------------
                 Jeff Finkelstein, Chief Financial Officer
                 (Principal Financial and Accounting Officer)


                 /s/ Al Kozak
                 ----------------------------------------------------
                 Al Kozak, President and Chief Executive Officer,
                 (Principal Executive Officer)


                 /s/ Martin Gannon
                 ----------------------------------------------------
                 Martin Gannon, Director


                 /s/ Johnny Christiansen
                 ----------------------------------------------------
                 Johnny Christiansen, Director


                 /s/ Bill Cronin
                 ----------------------------------------------------
                 Bill Cronin, Director

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
                                                                    ============       ============

Going concern (note 2)
Commitments and contingencies (notes 9(b) and 18) Subsequent events (note 20) See accompanying notes to consolidated financial statements.

Approved on behalf of the Board


/s/ Robert Rudman      Director                         /s/ Bill Cronin Director
--------------------                                    ---------------
Robert V. Rudman                                        Bill Cronin

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

                                                             2005              2004              2003
                                                        -------------     -------------     -------------
Revenue                                                 $   1,463,460     $   1,658,279     $   1,802,596

Cost of goods sold (including in the year ended July
  31, 2005 inventory write-down of $500,000)                1,634,780         1,445,563         1,387,365
                                                        -------------     -------------     -------------
                                                             (171,320)          212,716           415,231

Expenses:
  Depreciation and amortization                             1,497,250         1,371,717         1,236,870
  Engineering, research and development                     3,297,011         1,654,690         1,177,935
  General and administrative                                4,953,537         2,338,758         2,939,260
  Marketing                                                 2,540,730         1,821,122         1,448,326
                                                        -------------     -------------     -------------
                                                           12,288,528         7,186,287         6,802,391
                                                        -------------     -------------     -------------

Loss from operations                                      (12,459,848)       (6,973,571)       (6,387,160)

Other earnings (expenses):
  Interest income                                              39,241             5,873             2,835
  Net interest and financing expense (note 13)             (3,730,481)       (4,031,820)       (3,722,505)
  Foreign exchange gain                                        37,194            12,492           192,201
  Gain on settlement of convertible debt (note 9(c))        1,822,033                --                --
                                                        -------------     -------------     -------------
                                                           (1,832,013)       (4,013,455)       (3,527,469)
                                                        -------------     -------------     -------------

Loss for the year                                       $ (14,291,681)    $ (10,987,026)    $  (9,914,629)
                                                        =============     =============     =============

Basic and diluted loss per share                        $       (0.06)    $       (0.13)    $       (0.37)

Weighted average number of common shares used in
  the computation of basic and diluted loss per
  share (note 17)                                         222,981,341        83,356,095        26,771,427
                                                        =============     =============     =============

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss (Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

                                                            Common shares          Additional     Deferred
                                                     --------------------------      paid-in        stock
                                                        Shares         Amount        capital     compensation       Deficit
                                                     -----------    -----------    -----------   ------------     -----------
                                                                         $              $             $                $
Balance at July 31, 2002                              18,711,369     42,514,482        885,461        (17,005)    (38,116,601)
                                                     ===========    ===========    ===========    ===========     ===========

Issuance of common shares for cash upon private
  placements, net of issuance costs of $289,172        6,964,286      1,810,828             --             --              --
Intrinsic value of beneficial conversion feature
  of convertible debentures plus fair value of
  warrants issued                                             --             --      5,157,521             --              --
Conversion of convertible debenture and accrued
  interest to common shares net of issuance
  costs of $628,526                                   24,381,133      3,024,395             --             --              --
Exercise of warrants for cash, net of issuance
  costs of $61,060                                     3,300,000        298,940             --             --              --
Issuance of shares as fees on equity line of
  credit                                                 478,412        300,000             --             --              --
Fair value of agent's warrants issued on private
  placements and convertible debentures                       --             --        502,367             --              --
Debt settlement through issuance of common shares        353,865         77,850             --             --              --
Issuance of shares and repricing of warrants to
  settle a potential claim                               850,000        178,500        136,544             --              --
Compensation expense                                          --             --             --         17,005              --
Loss for the period                                           --             --             --             --      (9,914,629)
Translation adjustment                                        --             --             --             --              --
                                                     -----------    -----------    -----------    -----------     -----------

Balance at July 31, 2003                              55,039,065     48,204,995      6,681,893             --     (48,031,230)
                                                     ===========    ===========    ===========    ===========     ===========

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

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

                                                                   2005               2004               2003
                                                               ------------       ------------       ------------
Cash provided used for:
Operating activities:
  Loss for the year                                            $(14,291,861)      $(10,987,026)      $ (9,914,629)
  Items not affecting cash:
    Depreciation and amortization                                 1,497,250          1,371,717          1,236,870
    Stock-compensation expense                                    4,279,653                 --             17,005
    Non-cash interest, penalties and finance charges              3,524,805          3,842,107          3,694,914
    Inventory write-down                                            500,000                 --                 --
    Issuance of shares and warrants for services received                --             98,175                 --
    Issuance of shares and repricing of warrants to
      settle a potential claim                                           --                 --            315,044
    Gain on settlement of convertible debt (note 9(c))           (1,822,033)                --                 --
  Change in non-cash working capital:
    Receivables                                                     (44,507)           170,127           (182,366)
    Deferred revenue                                                     --                 --              9,423
    Deferred financing expense                                           --                 --             (5,000)
    Inventory                                                       (67,943)        (2,391,749)           594,333
    Prepaid expenses                                                 82,153            (50,265)           240,861
    Accounts payable and accrued liabilities                       (477,512)           374,794           (434,556)
                                                               ------------       ------------       ------------

  Net cash used in operating activities                          (6,819,995)        (7,572,120)        (4,428,101)

Investing activities:
  Purchase of capital assets                                        (73,511)          (446,780)           (62,978)
                                                               ------------       ------------       ------------

  Net cash used in investing activities                             (73,511)          (446,780)           (62,978)

Financing activities:
  Cash received on exercise of stock options                        181,800             15,880                 --
  Cash received on issuance of common shares                             --                 --          2,100,000
  Cash received on exercise of warrants (note 11)                   618,217          2,179,385            360,000
  Proceeds from equity line of credit (note 11)                   2,725,000            750,000                 --
  Proceeds from convertible debentures (note 9)                  34,195,000          2,725,000          5,618,000
  Proceeds from preferred shares (note 10)                        4,000,000                 --                 --
  Proceeds from promissory notes (note 8)                           875,000          1,500,000            250,000
  Repayment of convertible debentures (note 9)                   (3,360,930)                --                 --
  Financing costs                                               (19,989,564)          (626,696)          (886,799)
  Repayment of promissory notes (note 8)                         (2,375,000)          (305,715)        (1,600,000)
                                                               ------------       ------------       ------------

  Net cash provided by financing activities                      16,869,523          6,237,854          5,841,201

Effect of exchange rate differences on cash
  and cash equivalents                                                7,076             14,022            (32,396)
                                                               ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents              9,983,093         (1,767,024)         1,317,726

Cash and cash equivalents, beginning of year                         76,670          1,843,694            525,968
                                                               ------------       ------------       ------------

Cash and cash equivalents, end of year                         $ 10,059,763       $     76,670       $  1,843,694
                                                               ============       ============       ============

Supplementary information:
  Interest and finance charges paid                            $    235,593       $    189,713       $     27,591
Non-cash investing and financing activities:
  Conversion of convertible debentures to common shares           1,475,517          2,556,684          3,024,395
  Fair value of agents warrants issued in conjunction
    with private placements                                              --             15,699            502,367
  Settlement of debt through issuance of common shares                   --                 --             77,850
  Issuance of shares as consideration for equity line
    of credit                                                     2,725,000            375,000            300,000
  Financing costs included in accounts payable                           --             52,859             30,000
  Shares issued for services                                        261,578                 --                 --
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

Years ended July 31, 2005, 2004 and 2003

3. Significant accounting policies (continued):

Cash and cash equivalents included in the statements of cash flows is comprised of the following amounts:

                                              2005             2004             2003
                                          -----------      -----------      -----------
Cash on hand and balances with banks      $10,059,763      $    76,670      $   264,628
Cash equivalents                                   --               --        1,554,066
                                          -----------      -----------      -----------
                                          $10,059,763      $    76,670      $ 1,818,694
                                          ===========      ===========      ===========

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

(f) Deferred financing costs:

Deferred financing costs include cash payments made by the Company in conjunction with various financing instruments and placements. The fees associated with the convertible debentures are amortized over the respective terms of the convertible debentures. Fees related to the Standby Equity Distribution Agreement (Standby Equity Distribution Agreement) will be amortized into additional paid-in capital as the Company draws on the Standby Equity Distribution Agreement.

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

                                            2005          2004          2003
                                         ----------    ----------    ----------
Expected dividend yield                           0%            0%            0%
Expected stock price volatility            137-147%      139-152%      128-155%
Risk-free interest rate                  3.54-4.11%    3.28-4.08%      3.6-4.3%
Expected life of options and warrants       5 years     3-5 years     2-5 years
                                         ==========    ==========    ==========

Weighted-average fair values of options granted during the year are as follows:

                                                    2005       2004       2003
                                                   -------    -------    -------
Options whose exercise price at date of grant:
  Equals the market price of stock                 $  0.03    $  0.07    $  0.72
  Exceeds the market price of stock                   0.02       0.16       0.94
                                                   =======    =======    =======

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
                            ==========      ==========

5. Capital assets:

                                                           Accumulated      Net book
      2005                                    Cost        amortization        Value
      ------------------------------      ------------    ------------    ------------
      Computer hardware and software      $    803,638    $    623,123    $    180,515
      Office and shop equipment              1,477,329       1,027,230         450,099
      Leasehold improvements                   224,901         138,752          86,149
                                          ------------    ------------    ------------
                                          $  2,505,868    $  1,789,105    $    716,763
                                          ============    ============    ============

                                                          Accumulated       Net book
      2004                                    Cost        amortization        Value
      ------------------------------      ------------    ------------    ------------
      Computer hardware and software      $    697,178    $    509,980    $    187,198
      Office and shop equipment              1,336,068         786,049         550,019
      Leasehold improvements                   207,327         119,928          87,399
                                          ------------    ------------    ------------
                                          $  2,240,573    $  1,415,957    $    824,616
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

The rights are being amortized over five years on a straight-line basis.

                                                                   Accumulated       Net book
      2005                                             Cost        amortization        Value
      ---------------------------------------      ------------    ------------    ------------
      OEM - most medium and heavy duty trucks      $  1,737,500    $  1,574,381    $    163,119
      OEM - all other vehicles                        3,300,000       2,397,106         902,894
                                                   ------------    ------------    ------------
                                                   $  5,037,500    $  3,971,487    $  1,066,013
                                                   ============    ============    ============

                                                                   Accumulated       Net book
      2004                                             Cost        amortization        Value
      ---------------------------------------      ------------    ------------    ------------
      OEM - most medium and heavy duty trucks      $  1,737,500    $  1,190,402    $    547,098
      OEM - all other vehicles                        3,300,000       1,699,349       1,600,651
                                                   ------------    ------------    ------------
                                                   $  5,037,500    $  2,889,751    $  2,147,749
                                                   ============    ============    ============

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

Years ended July 31, 2005, 2004 and 2003

9. Convertible debentures (continued):

On December 15, 2004, SmarTire issued a $2.5 million convertible debenture for gross proceeds of $2.5 million and net proceeds of $2.2 million. This debenture was redeemable in whole or in part, at 120% of the face value. For every $100,000 redeemed, the investor was to receive 50,000 redemption warrants. The redemption warrants, if issued, were to be exercisable at 120% of the closing bid price on our as reported by Bloomberg, L.P. for the trading day immediately preceding the Closing Date.

On issuance of the debenture, under EITF 98-5, SmarTire calculated the intrinsic value of the beneficial conversion feature as $677,996 and recorded it as additional paid in capital with the remaining value classified as a liability On March 22, 2005, the debenture was repaid for $2.5 million from the proceeds from the issuance of 25,000 mandatory redeemable, convertible preferred stock for which SmarTire received gross proceeds of $4 million. No redemption warrants were issued as the preferred shares were issued to the same investor as the $2.5 million convertible debenture. Under EITF 00-27, Issue 12(b), the reacquisition price allocated to the convertible feature was $2,499,999 (based on a share price at the reacquisition date of $0.034 and the $0.01 conversion price). The remaining amount of the reacquisition proceeds of $1 was allocated to the liability. The difference between the $1,822,004 carrying value of the liability and the allocated reacquisition proceeds of $1 was recognized as a gain in the income statement.

The gain on the settlement of the liability portion of the convertible debenture was recorded in the income statement under APB 26, paragraph 21.

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

(ix) Failure to deliver common stock certificates to a holder prior to the fifth trading day after a conversion date or we fail to provide notice to a holder of our intention not to comply with requests for conversions of the convertible debentures; or failure to deliver the payment in cash pursuant to a `buy-in' within three days after notice is claimed delivered. A "buy-in" occurs if we fail to issue shares of Common Stock within five trading days after a notice of conversion is received and the holder requesting conversion purchases (in an open market transaction or otherwise) Common Stock to deliver in satisfaction of a sale by such holder of the underlying shares of Common Stock that the holder anticipated receiving upon such conversion.

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

12. Deferred financing costs:

                                                          2005               2004
                                                      ------------       ------------
$160 million equity line of credit (note 11 (d))
  Commitment fee                                      $ 16,000,000       $         --
  Professional fees                                         74,086                 --
  Agent placement fee                                       10,000                 --
                                                      ------------       ------------
                                                        16,084,086                 --

$30 million 10% convertible debentures (note 9)
  Commissions                                            2,130,000                 --
  Professional fees                                         35,500                 --
                                                      ------------       ------------
                                                         2,165,500                 --

Discounted convertible debenture (note 9)
  Commissions                                              218,000            218,000
  Fair value of agents warrants                             15,699             15,699
  Professional fees                                         46,894             46,894
                                                      ------------       ------------
                                                           280,593            280,593
                                                      ------------       ------------

                                                        18,530,179            280,593
  Amortization                                            (320,899)          (123,573)
                                                      ------------       ------------

                                                      ------------       ------------
                                                      $ 18,209,280       $    157,020
                                                      ============       ============

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

Years ended July 31, 2005, 2004 and 2003

13. Net interest and financing expenses:

      --------------------------------------------------------------------------------------------
                                                              2005            2004            2003
                                                        ------------------------------------------
      Interest accreted on convertible debentures       $1,823,026      $  578,363      $3,317,457
      Short-term debt interest expense and finance
      charges                                              112,274       1,206,762           3,513
      Interest paid on convertible debentures              942,892       1,777,721         101,535
      Amortization of deferred financing fees              852,289         468,974         300,000
                                                        ------------------------------------------

                                                        $3,730,481      $4,031,820      $3,722,505
      --------------------------------------------------------------------------------------------

14. Financial instruments:

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

15. Related party transactions:

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

16. Income taxes:

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

16. Income taxes (continued):

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

For Canadian tax purposes, the Company has approximately $33,600,000 of non-capital losses for income tax purposes available at July 31, 2005 to reduce taxable income of future years. These losses will expire as follows:

      2006      $ 8,200,000
      2007          200,000
      2008        4,700,000
      2009        6,000,000
      2010        5,300,000
      2011        6,000,000
      2012        3,200,000
                $33,600,000

Additionally, for Canadian tax purposes, the Company has scientific research and development expenditures of $1,160,000 available to reduce future taxable income indefinitely.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

16. Income taxes (continued):

For United States tax purposes, the Company has approximately $6,200,000 of net operating losses for income tax purposes available at July 31, 2005 to reduce taxable income of future years. These losses will expire as follows:

      2012      $  100,000
      2013       1,000,000
      2019       1,800,000
      2020       1,300,000
      2021         400,000
      2022         800,000
      2023         300,000
      2024         400,000
      2025         100,000
                $6,200,000

For United Kingdom tax purposes, the Company has approximately $11,100,000 of non-capital losses for income tax purposes available at July 31, 2005 to reduce taxable income of future years. These losses may be carried forward indefinitely.

17. Earnings (loss) per share:

The weighted average number of shares outstanding used in the computation of earnings (loss) per share were as follows:

      -------------------------------------------------------------------------------------------------
                                                             2005             2004             2003
      -------------------------------------------------------------------------------------------------
      Weighted-average shares used in computation of      222,981,341       83,356,095       26,771,427
      basic earnings (loss) per share

      Potentially dilutive securities excluded in
      calculation of loss per share                       846,988,048       98,697,014       48,997,115
      -------------------------------------------------------------------------------------------------

Diluted loss per share has not been presented since the Company is in a loss position and the effect of the Company's stock options, debentures and warrants are anti-dilutive.

18. Commitments and contingencies:

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

18. Commitments and contingencies (continued):

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

19. Segmented information:

The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

Revenue from external customers:

                                         Revenue from
                                      external customers
                          ------------------------------------------
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

20. Subsequent events:

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

21. Contingencies

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

22. Differences between Canadian and United States Generally Accepted Accounting Principles and Practices:

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

Years ended July 31, 2005, 2004 and 2003

22. Differences between Canadian and United States Generally Accepted Accounting Principles and Practices continued:

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

                                                       2005               2004               2003
                                                  -------------      -------------      -------------
Net loss:
As reported in accordance with Canadian GAAP      $ (12,037,306)     $  (9,082,381)     $  (6,552,235)
Stock-based compensation expense
  included in reported net loss                       1,089,282          1,130,170                 --
Stock-based compensation expense
  determined under fair value
  based method for all awards                        (1,101,411)        (1,257,378)          (458,819)
                                                  -------------      -------------      -------------

Pro forma                                         $ (12,049,435)     $  (9,209,589)      $ (7,011,05)
                                                  =============      =============      =============

Basic and diluted loss per share:
  As reported                                     $       (0.05)     $       (0.11)     $       (0.24)
  Pro forma                                               (0.05)             (0.11)             (0.26)
                                                  =============      =============      =============

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

22. Differences between Canadian and United States Generally Accepted Accounting Principles and Practices (continued):

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

                                                       2005                              2004
                                          -----------------------------     -----------------------------
Consolidated                                Canadian                          Canadian
balance sheets                                GAAP          U.S. GAAP           GAAP          U.S. GAAP
------------------------------------      ------------     ------------     ------------     ------------
Current assets                            $ 13,292,487     $ 13,292,487     $  3,807,743     $  3,807,743
Capital assets                                 716,763          716,763          824,616          824,616
Deferred financing costs (d)                16,206,086       18,209,280          443,016          157,020
Other assets                                 1,066,013        1,066,013        2,147,749        2,147,749
Current liabilities (c)                      1,649,690        5,781,918        2,804,081        3,075,338
Long term convertible debentures (c)         1,272,123       17,118,667                1          395,574
Preferred shares subject to
  mandatory redemption                               1                1               --               --
Stockholders' equity                        28,359,535       10,383,957        4,419,042        3,466,216
                                          ============     ============     ============     ============

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

22. Differences between Canadian and United States Generally Accepted Accounting Principles and Practices (continued):

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

23. Comparative figures:

Certain figures have been reclassified to conform to the financial presentation adopted for the current year.