Form 10QSB
period 2006-01-31
SMARTIRE SYSTEMS INC
filed 2006-03-17
CIK 1057293

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2006.

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ___________ to ____________


                         Commission file number 0-29248

                           ---------------------------

                              SMARTIRE SYSTEMS INC.
        (Exact name of small business issuer as specified in its charter)

                           ---------------------------

        Yukon Territory, Canada                         Not applicable
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

                            #150 - 13151 Vanier Place
                   Richmond, British Columbia, Canada V6V 2J1
          (Address of principal executive offices, including area code)

                                  604-276-9884
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes [ ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                             Yes [ ]  No [X]

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

The number of shares outstanding of our common stock at February 28, 2006 was 293,121,513.

Transitional Small Business Disclosure Format (check one):   [ ] Yes  [X] No

                                      INDEX

PART I.  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS - JANUARY 31, 2006 (UNAUDITED) AND JULY 31, 2005

                   CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) - FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2006 AND JANUARY 31, 2005

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - FOR THE SIX MONTHS ENDED JANUARY 31, 2006 (UNAUDITED) AND YEAR ENDED JULY 31, 2005

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - SIX MONTHS ENDED JANUARY 31, 2006 AND JANUARY 31, 2005

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - SIX MONTHS ENDED JANUARY 31, 2006 AND JANUARY 31, 2005

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         ITEM 3.   CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

         ITEM 1.   LEGAL PROCEEDINGS

         ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         ITEM 5.   OTHER INFORMATION

         ITEM 6.   EXHIBITS

                   SIGNATURES

PART I - FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FORECASTS," "PLANS," "ESTIMATES," "MAY," "FUTURE," "STRATEGY," OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN "RISK FACTORS" IN OUR JULY 31, 2005 FORM 10-KSB. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited and SmarTire Technologies Inc. ("we," "us," "our," and "SmarTire") as of January 31, 2006 and for the three and six months ended January 31, 2006 and January 31, 2005 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

         It is the opinion of management that the interim financial statements for the three and six months ended January 31, 2006 includes all adjustments necessary in order to ensure that the financial statements are not misleading.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

         The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended January 31, 2006 and 2005 should be read in conjunction with our most recent audited annual financial statements for the financial year ended July 31, 2005, the unaudited interim financial statements included herein, and, in each case, the related notes.

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

         We are a "foreign private issuer," as such term is defined in Rule 3b-4 under the Securities Exchange Act of 1934. However, we have elected to file with the SEC Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports in Form 8-K.

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

Sensing Applications

         Our vision is to commercialize a wide array of sensors, compatible with our TPMSs for the vehicle industry. We developed a receiver module with Vansco Electronics LP that functions as a "wireless gateway" that we began shipping to customers in August 2005. This receiver module can wirelessly receive signals from up to 256 new sensors in addition to signals from tire pressure sensors. The data from these sensors can then be placed on the vehicle, bus or on a display module. This ensures that the driver, maintenance group or monitoring agencies have access to the sensor data as required. In addition to tire pressure monitoring, customers would have the ability to access far more data on their vehicle. This translates to a higher value proposition to the customer, while giving us the ability to sell more products. We plan to develop one additional application in the next year that can be integrated into our receiver module.

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

         On November 21, 2005, we and Hyundai Autonet Company, Ltd ("HACO") mutually terminated our contract manufacturing agreement entered into in October 2003. This termination was a result of HACO's acquisition by Hyundai Motor Company. The termination has not impacted our business, nor were there any costs of termination.

RESULTS OF OPERATIONS

Three months ended January 31, 2006 and January 31, 2005

Revenue

         Gross revenue for the three months ended January 31, 2006 increased to $839,615 from $390,909 for the three months ended January 31, 2005. The breakdown of the sources of our gross revenue is as follows:

    o Sales of OEM TPMSs for use on buses were $388,525 for the three months ended January 31, 2006 compared to $0 for the three months ended January 31, 2005. Sales of this product include sales to OEMs for installation on new and existing buses. Although we anticipate an increase in sales of this product, it is difficult for us to predict what the volume of sales will be in this market.

    o Sales of aftermarket TPMSs for use on buses were $6,845 for the three months ended January 31, 2006 compared to $5,389 for the three months ended January 31, 2005. Although we anticipate as increase in sales of this product, it is difficult for us to predict what the volume of sales will be in this market.

    o Sales of OEM passenger car TPMSs increased to $258,368 for the three months ended January 31, 2006 from $171,531 for the three months ended January 31, 2005. The increase was primarily due to an increase in sales to Aston Martin, Ford's flagship division. We anticipate sales of this product to continue to increase as we are now on a third platform of Aston Martin.

    o Sales of aftermarket passenger car TPMSs increased to $35,657 for the three months ended January 31, 2006 from $35,161 for the three months ended January 31, 2005. It is difficult for us to predict what the volume of sales of this product will be.

    o Sales of OEM recreational vehicle TPMSs increased to $72,820 for the three months ended January 31, 2006 from $36,830 for the three months ended January 31, 2005. We anticipate sales of this product to the OEM market to continue to increase.

    o Sales of aftermarket recreational vehicle TPMSs decreased to $59,170 for the three months ended January 31, 2006 from $69,764 for the three months ended January 31, 2005. We anticipate sales of this product to increase substantially during the remainder of the fiscal year; however it is difficult for us to predict what the volume of sales will be.

    o Sales of OEM TPMSs for use on truck vehicles were $0 for the three months ended January 31, 2006 compared to $3,653 for the three months ended January 31, 2005. The majority of these systems are currently being used for test purposes. Although interest in this product is high, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

    o Sales of TPMSs for use on trucks were $2,700 for the three months ended January 31, 2006 compared to $17,660 for the three months ended January 31, 2005. The majority of these systems are currently being used for test purposes. Although interest in this product is high, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

    o Sales of aftermarket motorcycle TPMSs decreased to $3,912 for the three months ended January 31, 2006 from $29,285 for the three months ended January 31, 2005. As sales to this market are seasonal, we anticipate sales to increase during our quarter ended April 30, 2006; however it is difficult for us to predict what the volume of sales will be in this market.

    o Sales of miscellaneous products were $11,618 for the three months ended January 31, 2006 compared to $21,636 for the three months ended January 31, 2005.

Gross Margin

         Gross margin on product sales increased to 24% for the three months ended January 31, 2006 from -25% for the three months ended January 31, 2005. The negative margin for the three months ended January 31, 2005 was due to an inventory write-down of $200,000 for slow moving aftermarket passenger car TPMSs. Without the inventory write-down, our gross margin would have been 26% for the three months ended January 31, 2005. Excluding the inventory write-down for the three months ended January 31, 2005, our gross margin decreased by 2%. The decrease occurred as the product mix of TPMSs sold in the three months ended January 31, 2006 had lower gross margins than the product mix of TPMSs sold in the three months ended January 31, 2005. We anticipate our gross margin to increase as our sales volumes increase as we expect we will be able to achieve lower costs with higher sales volumes.

Expenses

         Expenses decreased to $1,945,680 for the three months ended January 31, 2006 from $2,087,585 for the three months ended January 31, 2005. Excluding a stock-based compensation recovery of $310,200, operating expenses increased by $168,295 to $2,255,880 for the three months ended January 31, 2006. The stock-based compensation recovery resulted as the market value of our vested options decreased during the three months ended January 31, 2006 as discussed in note 2 (b) (ii) to the financial statements.

         Engineering, research and development expenses increased to $550,863 for the three months ended January 31, 2006 from $495,665 for the three months ended January 31, 2005. Excluding a stock-based compensation recovery of $118,926 recorded in the three months ended January 31, 2006, engineering, research and development expenses increased by $174,124 to $669,789. The increase, excluding the stock-based compensation recovery, was mainly due to an increase in wage expense which resulted from an increase in the number of engineering related employees. In addition we incurred higher rent and utility expenses as we leased additional space to accommodate the additional engineering related employees. The increase was partially offset by a decrease in product testing expenses.

         Marketing expenses decreased to $365,195 for the three months ended January 31, 2006 from $410,726 for the three months ended January 31, 2005. Excluding a stock-based compensation recovery of $11,494 recorded in the three months ended January 31, 2006, marketing expenses decreased by $34,037 to $376,689. The decrease, excluding the stock-based compensation recovery, was a result of lower wage expense as a result of less sales and marketing employees for the three months ended January 31, 2006 than the three month period ended January 31, 2005. The decrease was partially offset by higher advertising and promotion costs and increased attendance at trade shows.

         General and administrative expenses decreased to $686,370 for the three months ended January 31, 2006 from $800,911 for the three months ended January 31, 2005. Excluding a stock-based compensation recovery of $179,780 recorded in the three months ended January 31, 2006, general and administrative expenses increased by $65,239 to $866,150. The increase, excluding the stock-based compensation recovery, was mainly a result of higher professional fees and higher investor relations costs. The increase in professional fees was primarily due to the cost of legal services incurred to defend against a lawsuit from a debenture holder, the cost of restructuring both our $30 million 10% convertible debentures issued on June 23, 2005 by us to Cornell Capital Partners, LP and our $160 million equity line of credit entered into in June 2005, issued to us by Cornell Capital Partners, LP., which was replaced with a new $100 million Standby Equity Distribution Agreement on December 30, 2005 and the cost of filing a registration statement on January 11, 2005 and an amended registration statement on February 27, 2005 with the Securities and Exchange Commission to register our debentures.

         Depreciation and amortization expense decreased to $343,252 for the three months ended January 31, 2006 from $380,283 for the three months ended January 31, 2005.

         Interest and finance charges decreased to $1,669,366 for the three months ended January 31, 2006 from $1,990,097 for the three months ended January 31, 2005. Non-cash interest and finance charges for the three months ended January 31, 2006 were $921,864 compared to $1,904,690 for the three months ended January 31, 2005.

Interest Income

         Interest income of $61,656 was earned for the three months ended January 31, 2006 as compared to $1,307 for the three months ended January 31, 2005 and was the result of higher average cash balances during the three months ended January 31, 2006.

Loss on settlement of debt

         A loss on the settlement of debt of $214,274 was incurred for the three months ended January 31, 2006 as compared to nil for the three months ended January 31, 2005. The loss on settlement of debt represents the aggregate consideration provided less the face value of the debt. The settlement of debt is described in greater detail under Item 1-Legal Proceedings.

Foreign exchange loss

         A foreign exchange loss of $73,376 was incurred for the three months ended January 31, 2006 as compared to a foreign exchange gain of $71,345 for the six months ended January 31, 2005. We are adversely impacted by a lower $US against the $CDN as a significant portion of our operations are paid in Canadian dollars. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

Six months ended January 31, 2006 and January 31, 2005

Revenue

         Gross revenue for the six months ended January 31, 2006 increased to $1,432,481 from $692,078 for the six months ended January 31, 2005. The breakdown of the sources of our gross revenue is as follows:

    o Sales of OEM TPMSs for use on buses were $551,393 for the six months ended January 31, 2006 compared to $0 for the six months ended January 31, 2005. Sales of this product include sales to OEMs for installation on new and existing buses. Although it is difficult for us to predict what the volume of sales of this product will be, we anticipate sales of this product to continue to increase.

    o Sales of aftermarket TPMSs for use on buses were $8,842 for the six months ended January 31, 2006 compared to $5,389 for the six months ended January 31, 2005. Although we anticipate an increase in sales of this product, it is difficult for us to predict what the volume of sales will be in this market.

    o Sales of OEM passenger car TPMSs increased to $481,689 for the six months ended January 31, 2006 from $318,793 for the six months ended January 31, 2005. The increase was primarily due to an increase in sales to Aston Martin, Ford's flagship division. We anticipate sales of this product to continue to increase as we are now on a third platform of Aston Martin.

    o Sales of aftermarket passenger car TPMSs increased to $100,830 for the six months ended January 31, 2006 from $82,162 for the six months ended January 31, 2005. It is difficult for us to predict what the volume of sales of this product will be.

    o Sales of OEM recreational vehicle TPMSs increased to $125,763 for the six months ended January 31, 2006 from $62,052 for the six months ended January 31, 2005. We anticipate sales of this product to the OEM market to continue to increase.

    o Sales of aftermarket recreational vehicle TPMSs decreased to $97,082 for the three months ended January 31, 2006 from $121,433 for the six months ended January 31, 2005. We anticipate sales of this product to increase substantially during the remainder of the fiscal year, however it is difficult for us to predict what the volume of sales will be.

    o Sales of OEM TPMSs for use on trucks vehicles were $3,750 for the six months ended January 31, 2006 compared to $3,653 for the six months ended January 31, 2005. The majority of these systems are currently being used for test purposes. Although interest in this product is high, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

    o Sales of aftermarket TPMSs for use on trucks were $8,858 for the six months ended January 31, 2006 compared to $28,449 for the six months ended January 31, 2005. The majority of these systems are currently being used for test purposes. Although interest in this product is high, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

    o Sales of aftermarket motorcycle TPMSs decreased to $11,269 for the six months ended January 31, 2006 from $46,019 for the six months ended January 31, 2005. As sales to this market are seasonal, we anticipate sales to increase starting in April 2006; however it is difficult for us to predict what the volume of sales will be in this market.

    o Sales of miscellaneous products were $43,005 for the six months ended January 31, 2006 compared to $24,128 for the six months ended January 31, 2005.

Gross Margin

         Gross margin on product sales increased to 26% for the six months ended January 31, 2006 from -3% for the six months ended January 31, 2005. The negative margin for the six months ended January 31, 2005 was due to an inventory write-down of $200,000 for slow moving aftermarket passenger car
TPMSs Without the inventory write-down our gross margin would have been 26% for the six months ended January 31, 2005. We anticipate our gross margin to increase as our sales volumes increase as we expect we will be able to achieve lower costs with higher sales volumes.

Expenses

         Expenses were $2,540,704 for the six months ended January 31, 2006, compared to expenses of $4,025,325 for the six months ended January 31, 2005. Excluding stock-based compensation recovery of $1,944,175 recorded in the six months ended January 31, 2006, operating expenses would have increased by $459,554 to $4,484,879 for the six months ended January 31, 2006. The stock-based compensation recovery resulted as the market value of our vested options decreased during the three months ended January 31, 2006 as discussed in note 2 (b) (ii) to the financial statements.

         Engineering, research and development expenses for the six months ended January 31, 2006 decreased to $517,418 from $997,350 for the six months ended January 31, 2005. Excluding a stock-based compensation recovery of $760,122 recorded in the six months ended January 31, 2006, engineering, research and development expenses increased by $280,190 to $1,277,540 for the six months ended January 31, 2006. The increase, excluding the stock-based compensation recovery, was mainly due to an increase in wage expense which resulted from an increase in the number of engineering related employees. We also incurred higher travel costs which were a result of an increase in application engineering required to install our TPMS at our new customers and to set up our manufacturing in the US with Vansco. In addition higher rent and utility expenses were incurred as we leased additional space to accommodate additional engineering related employees. The increase was partially offset by a decrease in prototype development expenses.

         Marketing expenses for the six months ended January 31, 2006 decreased to $781,403 from $907,513 for the six months ended January 31, 2005. Excluding a stock-based compensation recovery of $49,976 recorded in the six months ended January 31, 2006, marketing expenses decreased by $76,134 to $831,379 for the six months ended January 31, 2006. The decrease, excluding the stock-based compensation recovery, was a result of lower wage expense as a result of less sales and marketing employees for the three months ended January 31, 2006 than the three month period ended January 31, 2005. The decrease was partially offset by higher advertising and promotion costs.

         General and administrative expenses for the six months ended January 31, 2006 decreased to $526,803 from $1,380,042 for the six months ended January 31, 2005. Excluding a stock-based compensation recovery of $1,134,077 recorded in the six months ended January 31, 2006, general and administrative expenses increased to $1,660,880 for the six months ended January 31, 2006. The increase, excluding the stock-based compensation recovery, was mainly a result of increased professional fees and higher investor relation costs. The increase in professional fees was primarily due to the cost of legal services incurred to defend against a lawsuit from a debenture holder, the cost of restructuring both our $30 million 10% convertible debentures issued on June 23, 2005 by us to Cornell Capital Partners, LP and our $160 million equity line of credit entered into in June 2005, issued to us by Cornell Capital Partners, LP., which was replaced with a new $100 million Standby Equity Distribution Agreement on December 30, 2005 and the cost of filing a registration statement on January 11, 2005 and an amended registration statement on February 27, 2005 with the Securities and Exchange Commission to register our debentures.

         Depreciation and amortization expense decreased to $715,080 for the six months ended January 31, 2006 from $740,420 for the six months ended January 31, 2005.

         Interest and finance charges increased to $19,300,802 for the six months ended January 31, 2006 from $2,575,118 for the six months ended January 31, 2005. Interest and finance charges for the six months ended January 31, 2006 included a $16 million fee paid on June 23, 2005 for the $160 million standby equity distribution agreement with Cornell Capital Partners, which was replaced by a $100 million standby equity distribution agreement on December 30, 2005, plus related professional fees and interest accretion on our convertible debentures and preferred shares.

         Excluding charges related to our standby equity distribution agreement, non-cash interest expense for the six months ended January 31, 2006 were $1,533,945 compared to $2,462,652 during the six months ended January 31, 2005.

Interest Income

         Interest income of $135,102 was earned for the six months ended January 31, 2006 as compared to $1,791 for the six months ended January 31, 2005 and was the result of higher average cash balances during the six months ended January 31, 2006.

Loss on settlement of debt

         A loss on the settlement of debt of $214,274 was incurred for the six months ended January 31, 2006 as compared to nil for the six months ended January 31, 2005. The loss on settlement of debt represents the aggregate consideration provided less the face value of the debt. The settlement of debt is described in greater detail under Item 1-Legal Proceedings.

Foreign exchange loss

         A foreign exchange loss of $301,063 was incurred for the six months ended January 31, 2006 as compared to a foreign exchange gain of $128,989 for the six months ended January 31, 2005. We are adversely impacted by a lower $US against the $CDN as a significant portion of our operations are paid in Canadian dollars. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

         We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since our inception. As at January 31, 2006, we had an accumulated deficit of $96,983,945. Our net loss for the three months ended January 31, 2006 was $3,640,272 and for the six months ended January 31, 2006 was $21,851,795 compared to $4,103,940 for the three months ended January 31, 2005 and $6,487,840 for the six months ended January 31, 2005. As of January 31, 2006 our stockholders' deficiency was $9,144,364 and we had working capital of $8,105,233.

         Our cash position, including short-term investments at January 31, 2006 was $5,577,703 as compared to $10,059,763 at July 31, 2005. This decrease was due to the net decrease in the use of cash in our operating, financing and investing activities as described below.

         Our net loss of $21,851,795 for the six months ended January 31, 2006 includes non-cash charges of $715,080 for depreciation and amortization, a stock based compensation recovery of $1,944,175, a loss on settlement of debt of $214,274 and $17,618,031 for interest and finance charges as disclosed above under interest and finance charges. Increases in non-cash working capital during this period amounted to $367,997. Non-cash working capital changes included increases in accounts receivable, prepaid expenses and accounts payable and accrued liabilities and a decrease in inventory. The net cash used in operating activities for the six months ended January 31, 2006 was $4,880,588. Of this amount, $1,000,000 (including $100,000 of withholding taxes) was paid in interest expense on our convertible debentures and $228,000 was paid as partial compensation to settle our dispute with a debenture holder. As it is uncertain whether we will be able to access our $100 million Standby Equity Distribution Agreement when required, we may require subsequent financings to meet our operating cash flow requirements.

         During the six months ended January 31, 2006, we also purchased certain capital assets at an aggregate cost of $115,602.

         During the six months ended January 31, 2006, we realized aggregate gross cash proceeds of $135,800 as follows:

         On October 20, 2005, a warrant holder exercised 1,100,000 warrants at an exercise price of $0.10 for gross proceeds of $110,000.

         During the six months ended January 31, 2006, 860,000 stock options were exercised for gross proceeds of $25,800.

         On June 30, 2005, we closed a $30 million securities purchase agreement with Cornell Capital Partners, Highgate House Funds, Ltd. and LCC Global Limited. In accordance with the securities purchase agreement, we issued, for a purchase price of $30 million, (i) a 10% convertible debenture due June 23, 2008, with a principal balance of $20 million, to Cornell Capital Partners, in trust for LCC Global, (ii) a 10% convertible debenture due June 23, 2008, with a principal balance of $8 million, to Cornell Capital Partners, in trust for LCC Global, and (iii) a 10% convertible debenture due June 23, 2008, with a principal balance of $2 million, to Highgate House Funds, in trust for LCC Global. We paid to Yorkville Advisors LLC, the general partner of Cornell Capital Partners, a cash structuring fee of $3 million in connection with this transaction.

         On December 30, 2005, we, Starome Investments Limited, Xentennial Holdings Limited, Staraim Enterprises Limited, Cornell Capital Partners, Highgate House Funds and LCC Global entered into Amendment No.1 to the Securities and Purchase Agreement pursuant to which we amended and restated the 10% convertible debentures in an aggregate principal amount of $30 million. We amended and restated the 10% convertible debentures to (i) modify the terms of such 10% convertible debentures, (ii) effect the transfer by (A) Cornell Capital Partners and LCC Global to Starome Investments, a corporation organized under the laws of Cyprus, of the 10% convertible debenture with the principal balance of $20 million, (B) Cornell Capital Partners and LCC Global to Xentennial Holdings, a corporation organized under the laws of Cyprus, of the 10% convertible debenture with the principal balance of $8 million and (iii) effect the transfer by Highgate House Funds and LCC Global to Staraim Enterprises, a corporation organized under the laws of Cyprus, of the 10% convertible debenture with the principal balance of $2 million ((i), (ii) and (iii) above being referred to as the "restructuring"). The following material amendments were made to each of the 10% convertible debentures in connection with the "restructuring":

    o The olders of the 10% convertible debentures agreed to eliminate our obligation to make recurring payments in cash of principal and interest during the term of the 10% convertible debentures. Such holders may convert outstanding principal and accrued and unpaid interest under the 10% convertible debentures at any time into shares of our common stock, subject to a 4.9% beneficial ownership limitation, which may be waived provided the holders of 10% convertible debentures provide us with 65 days notice. On June 23, 2008, any outstanding principal and accrued and unpaid interest under the 10% convertible debentures must be converted by the holders of the 10% convertible debentures into shares of our common stock; provided, however, that to the extent such conversion would cause any holder to exceed the 4.9% beneficial ownership limitation, we must pay such excess amount in cash. Holders of the 10% convertible debentures are not entitled to receive cash payments of interest during their term.

    o We agreed to change the conversion price of the outstanding principal under the 10% convertible debentures from a fixed price of $0.1125 to a price equal to the lesser of (i) $0.1125 (subject to adjustment) and
         (ii) 95.5% of the lowest closing bid price of our common stock during the five trading days immediately preceding the conversion.

    o The conversion price of accrued and unpaid interest under the 10% convertible debentures is 95.5% of the average of the closing bid prices of our common stock for the five trading days immediately preceding the conversion of any such interest by a holder into shares of our common stock.

    o The holders of the 10% convertible debentures agreed to permit us to redeem at any time all or any portion of the outstanding principal and accrued interest under the 10% convertible debentures provided that the closing bid price of our stock is less than $0.1125. We must pay a 20% redemption premium on any amounts being redeemed and must issue to the holder of the 10% convertible debenture being redeemed a five-year warrant to purchase $1 million shares of our common stock for every $100,000 redeemed. The "redemption warrant" will be exercisable on a cash basis at an exercise price of 110% of the closing bid price of our common stock on the date we provide notice of our intent to redeem.

     On December 30, 2005, we and Cornell Capital Partners terminated the $160 million Standby Equity Distribution Agreement, originally entered into on June 23, 2005, and replaced it with a new $100 million Standby Equity Distribution Agreement (the "$100 million Standby Equity Distribution Agreement"). We may not request advances under the $100 million Standby Equity Distribution Agreement until the underlying shares of our common stock are registered with the SEC, it is unlikely that we will register such underlying shares until all of the outstanding principal and accrued and unpaid interest on the amended and restated 10% convertible debentures have been either converted by the holders or redeemed or paid in full by us, which must occur on or before July 23, 2008. The term of the $100 million Standby Equity Distribution Agreement will commence on the date a registration statement covering the underlying shares becomes effective and will expire five years after such date. Under the old $160 million Standby Equity Distribution Agreement, Cornell Capital Partners was entitled to retain 5% of each advance requested by us. In consideration for the reduction of the amount available to us under the new $100 Standby Equity Distribution Agreement, Cornell Capital Partners agreed to reduce this 5% advance fee to 2.5% of each advance.

     We may request advances under the $100 million Standby Equity Distribution Agreement once the underlying shares are registered with the SEC. Once the registration statement covering the underlying shares of common stock becomes effective, we may request an advance every five trading days. The amount of each advance is subject to a maximum amount of $3 million every seven trading days. A closing will be held six trading days after such written notice at which time we will deliver shares of common stock and Cornell Capital Partners will pay the advance amount. For each share of common stock purchased under the equity line of credit, Cornell Capital Partners will pay 98% of the lowest closing bid price on the OTC Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. We may continue to request advances until Cornell Capital Partners has advanced $100 million or 5 years have elapsed from the date a registration statement covering the underlying shares of common stock becomes effective.

    Under the $100 million Standby Equity Distribution Agreement, Cornell Capital Partners and its affiliates may not own more than 9.9% of our outstanding common stock at any time. Because Cornell Capital Partners can repeatedly acquire and sell shares, this limitation does not limit the potential dilutive effect or the total number of shares that Cornell Capital Partners may receive under the $100 million Standby Equity Distribution Agreement.

    The following conditions must be satisfied before Cornell Capital Partners is obligated to purchase any common shares under any draw down notice that we may deliver from time to time under the $100 million Standby Equity Distribution
Agreement:

    o a registration statement for the shares must be declared effective by the SEC and must remain effective and available as of the draw down settlement date for making re-sales of the common shares purchased by Cornell Capital Partners;

    o there must be no statute, rule, regulation, executive order, decree, ruling or injunction which would prohibit the consummation of any of the transactions contemplated by the $100 million Standby Equity Distribution Agreement;

    o there must be no material action, suit or proceeding before any arbitrator or any governmental authority against us or any of our subsidiaries, or against any of the officers, directors or affiliates of our company or any of our subsidiaries, in respect of the $100 million Standby Equity Distribution Agreement or in respect of the transactions contemplated by the $100 million Standby Equity Distribution Agreement;

    o trading in our common stock must not have been suspended by the SEC or by the regulators of the principal market for our common stock (currently the OTC Bulletin Board); and

    o the principal market for our common stock must not have instituted, or otherwise been made subject to, a general suspension or limitation on the trading of securities through its facilities at any time prior to delivery of our draw down notice.

    During the term of the $100 million Standby Equity Distribution Agreement, we may request advances of up to $3 million upon giving notice of not less than five trading days. We may request such advances every five trading days until the advances aggregate to $100 million.

    During the term of the $100 million Standby Equity Distribution Agreement, subject to certain exceptions for issuances resulting from prior commitments, we cannot, without the prior consent of Cornell Capital Partners:

    o issue or sell any common stock or preferred stock with or without consideration;

    o issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock with or without consideration,

    o enter into any security instrument granting the holder a security interest in any of our assets; or

    o    file any registration statements on Form S-8.

    Provided we give Cornell Capital Partners two days prior written notice, the foregoing restrictions will exclude options, warrants or other securities convertible or exchangeable into shares of our common stock that were outstanding prior to December 30, 2005.

     Cornell Capital Partners, and each of its directors, officers, partners, employees and agents, is entitled to customary indemnification from us for any losses or liabilities suffered by any such person based upon material misstatements or omissions from the $100 million Standby Equity Distribution Agreement, registration statement and the prospectus, except as they relate to information supplied by Cornell Capital Partners to us for inclusion in the registration statement and prospectus.

     With respect to the $1.5 million 5% convertible debenture due May 20, 2006 issued to Cornell Capital Partners, principal will be due and payable in 12 equal installments. The installments of principal were due and payable commencing on October 1, 2005 and subsequent installments were due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full. However, Cornell Capital Partners granted us an extension to April 1, 2006 to commence making these principal and interest payments. Interest on the outstanding principal balance is due and payable monthly, in arrears, commencing on August 1, 2005 and will continue to be payable on the first day of each calendar month thereafter that any amounts under the convertible debenture remain payable.

FUTURE OPERATIONS

         Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue for the foreseeable future.

         At January 31, 2006, we had cash and short-term investments of approximately $5.5 million. We may require up to $3.3 million in financing through the next twelve months in order to continue in business as a going concern because our management projects that we will require $4.3 million to $9.8 million to fund our debt repayment, ongoing operating expenses, working capital requirements through January 31, 2007, as detailed below.


                                                      Estimated Range

Marketing                                     $ 1,700,000        $ 2,000,000
Engineering, research and development           2,000,000          2,500,000
General and administrative                      2,200,000          3,000,000
Capital Purchases                                 100,000            300,000
Debt repayments (1)                               300,000          1,600,000
General Working Capital (2)                    (2,200,000)          (600,000)
                                              -----------        -----------
TOTAL                                         $ 4,300,000        $ 8,800,000
                                              ===========        ===========


(1) Principal payments on all of our outstanding debt and interest payable under our 10% convertible debentures is convertible into shares of our common stock.

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

Going Concern

         As at January 31, 2006, we had an accumulated deficit of $96,983,945. We have incurred recurring operating losses, and our net loss for the six months ended January 31, 2006 was $21,851,795. During the six months ended January 31, 2006, we used cash of $4,880,588 in operating activities. As of January 31, 2006, we had a stockholders' deficiency of $9,144,364 and we had working capital of $8,105,233.

         During the six months ended January 31, 2006, we realized gross cash proceeds of $135,800 from financing activities. There can be no assurance that we can draw down amounts under the restructured $100 million equity line of credit, as draw downs are subject to an effective Registration Statement filed with the SEC and it is uncertain when the we will be permitted to submit a registration statement to register our $100 million Standby Equity Line of Credit during the period that the outstanding principal and accrued and unpaid interest under the 10% convertible dentures remain outstanding as drawdowns are subject to an effective Registration statement. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

         As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report, being January 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal controls during our quarter ended January 31, 2006 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 21, 2005, Bristol Investment Fund, Ltd., a holder of our discounted debentures in the amount of $91,726, commenced a lawsuit in the Supreme Court of New York against us, essentially alleging that we wrongfully refused to honor its request to convert the debt into 9,268,875 shares of our common stock. The lawsuit sought an order compelling us to pay $4,393,360 plus interest from April 25, 2005 for damages and attorneys fees.

         On January 5, 2006, we entered into a Settlement Agreement and Mutual Release with Bristol Investment Fund, Ltd. In connection with the Agreement and Mutual Release, we issued (i) a bank check in the amount of $228,000 payable to "Bristol Investment Fund, Ltd. representing $250,000, less $22,000 in Canadian withholding taxes"; (ii) 2,000,000 shares of our common stock (the "Bristol Shares") in certificates of 1,000,000 shares each; and (iii) an executed Stipulation of Discontinuance with prejudice. Bristol Investment Fund, Ltd. further agreed that no sale of the Bristol Shares will be made before January 16, 2006 and that no more than 1,000,000 of the Bristol Shares may be sold before February 16, 2006. Bristol Investment Fund, Ltd. further acknowledged that the discounted debenture has been paid in full and no further sums are due thereunder.

         For accounting purposes, we recorded a loss on settlement of debt of $214,274, which represents the aggregate consideration provided less the face value of the debt.


         On January 30, 2006, Travel Technology Innovations LLC ("TTI") provided us with a demand for arbitration. TTI alleges we have breached our sales and distribution agreement by seeking to prematurely terminate the agreement in violation of its terms, thereby damaging TTI through lost profits and has put forth a claim of $1 million. In light of the status of the case, which is in its initial phases, we cannot determine the likely outcome of this action or whether the arbitrators will grant TTI's claim.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The following change in our securities occurred during the three months ended January 31, 2006:

    o On January 5, 2006, we issued 2,000,000 shares of our common stock to Bristol Investment Fund Ltd. pursuant to a settlement agreement and mutual release pursuant to Rule 506 of Regulation D under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         See Item 1 above.

         We have received an extension until April 1, 2006 to pay the principal monthly repayments of $125,000 on our 5% $1,500,000 convertible debentures.

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
    2005 stock
    incentive plan
    for United
    States residents

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS


Exhibit
Number    Description


10.1 Agreement for Electronic Manufacturing Services, dated November 16, 2005, between Vansco Electronics LP and SmarTire Systems Inc. (1)

10.2 Settlement Agreement and Mutual Release, dated January 6, 2006, between Bristol Investment Fund and SmarTire Systems Inc. (2)

31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

32.1     Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

32.2     Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

**       Filed herewith.

(1) Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities and Exchange Commission on February 27, 2006.

(2) Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities and Exchange Commission on January 11, 2006.


                                   SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTIRE SYSTEMS INC.

/s/ Al Kozak
---------------------
Al Kozak
President and Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date:    March 17, 2006


/s/ Jeff Finkelstein
---------------------
Jeff Finkelstein
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer and Principal Accounting Officer)

Date:    March 17, 2006

Consolidated Financial Statements

Unaudited
(Expressed in United States dollars)

In accordance with United States Generally Accepted Accounting Principles

SMARTIRE SYSTEMS INC.


Periods ended January 31, 2006 and 2005

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

----------------------------------------------------------------------------------------------------------------------
                                                                                January 31, 2006        July 31, 2005
----------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                         $  2,278,619         $ 10,059,763
  Short term investments (note 2(a))                                                   3,299,084                    -
  Receivables, net of allowance for doubtful accounts
    of $63,400 (July 31, 2005 - $50,750)                                                 553,319              275,789
  Inventory                                                                            2,674,351            2,798,747
  Prepaid expenses                                                                       465,946              158,188
----------------------------------------------------------------------------------------------------------------------
                                                                                       9,271,319           13,292,487

Capital assets                                                                           775,017              716,763

Deferred financing costs (note 3)                                                      1,906,864           18,209,280

Other assets                                                                             521,076            1,066,013
----------------------------------------------------------------------------------------------------------------------
                                                                                    $ 12,474,276         $ 33,284,543
======================================================================================================================

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
  Accounts payable and accrued liabilities                                          $    855,126         $    915,334
  Current portion of convertible debentures                                              310,960            4,866,584
----------------------------------------------------------------------------------------------------------------------
                                                                                       1,166,086            5,781,918

Convertible debentures, net of equity portion of $8,787,252
  (July 31, 2005 - $10,111,082) (note 4)                                              19,693,610           17,118,667

Accrued interest on convertible debentures                                               756,164                   --

Preferred shares, net of equity portion of $3,997,220, subject to
  mandatory redemption (July 31, 2005 - $3,999,999)                                        2,780                    1

Stockholders' equity (deficiency):
  Share capital (note 6)
    Common shares, without par value:
      Unlimited shares authorized
         289,646,656 shares issued and outstanding                                    67,303,418           66,695,717
             (July 31, 2005 - 278,562,884)
Additional paid-in capital                                                            19,709,309           18,691,497
Deficit                                                                              (96,983,945)         (75,132,150)
Accumulated other comprehensive income                                                   826,854              128,893
----------------------------------------------------------------------------------------------------------------------
                                                                                      (9,144,364)          10,383,957
----------------------------------------------------------------------------------------------------------------------
                                                                                    $ 12,474,276           33,284,543
======================================================================================================================


Subsequent event (note 11)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board.


/s/ Robert Rudman                          /s/ Martin Gannon
-----------------------                    -----------------------
Robert Rudman, Director                    Martin Gannon, Director

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) (Unaudited)


--------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended                 Six Months Ended
                                                           January 31,      January 31,      January 31,       January 31,
                                                              2006             2005             2006              2005
--------------------------------------------------------------------------------------------------------------------------
Revenue                                                  $     839,615    $     390,909    $   1,432,481    $     692,078

Cost of goods sold (including January 31, 2005
 inventory write-down of $200,000)                             638,847          489,819        1,062,535          710,255
--------------------------------------------------------------------------------------------------------------------------
                                                               200,768          (98,910)         369,946          (18,177)

Expenses:
 Depreciation and amortization                                 343,252          380,283          715,080          740,420
 Engineering, research and development (note 2(b)(ii))         550,863          495,665          517,418          997,350
 General and administrative (note 2(b)(ii))                    686,370          800,911          526,803        1,380,042
 Marketing (note 2(b)(ii))                                     365,195          410,726          781,403          907,513
--------------------------------------------------------------------------------------------------------------------------
                                                             1,945,680        2,087,585        2,540,704        4,025,325
--------------------------------------------------------------------------------------------------------------------------

Loss from operations                                     $  (1,744,912)   $  (2,186,495)   $  (2,170,758)   $  (4,043,502)

Other earnings (expenses):
 Interest income                                                61,656            1,307          135,102            1,791
 Net interest and financing expense (note 3)                (1,669,366)      (1,990,097)     (19,300,802)      (2,575,118)
 Loss on settlement of debt (note 8)                          (214,274)              --         (214,274)              --
 Foreign exchange gain (loss)                                  (73,376)          71,345         (301,063)         128,989
--------------------------------------------------------------------------------------------------------------------------
                                                         $  (1,895,360)   $  (1,917,445)   $ (19,681,037)   $  (2,444,338)
--------------------------------------------------------------------------------------------------------------------------

Loss for the period                                         (3,640,272)      (4,103,940)     (21,851,795)      (6,487,840)
==========================================================================================================================

Basic and diluted loss per share                         $       (0.01)   $       (0.02)   $       (0.08)   $       (0.03)

Weighted average number of common shares used in
the computation of basic and diluted loss per share        288,516,221      226,846,422      285,575,110      189,875,936
==========================================================================================================================

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Stockholders' Equity
(Deficiency) and Comprehensive Income (Loss)
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Six months ended January 31, 2006 (unaudited) and year ended July 31, 2005

----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Common Shares         Additional        Deficit
                                                                           -------------------------
                                                                                Shares        Amount        paid-in
                                                                                                            capital

----------------------------------------------------------------------------------------------------------------------------------
                                                                                               $            $              $

Balance as at July 31, 2004                                                103,130,761    58,368,020     4,417,323    (59,018,256)
----------------------------------------------------------------------------------------------------------------------------------

Exercise of stock options for cash                                           6,059,998       787,800      (606,000)            --
Conversion of convertible debentures and accrued interest to common shares allocated pro-rata between additional paid-in-capital and common
 shares                                                                     51,340,389     2,147,293      (648,644)            --
Intrinsic value of beneficial conversion feature of convertible debt                --            --    11,005,243             --
Settlement of convertible debt                                                      --            --      (677,966)    (1,822,033)
Intrinsic value of beneficial conversion feature of preferred shares                --            --     3,999,999             --
Financing cost related to preferred shares                                          --            --      (145,000)            --
Financing cost related to convertible debentures                                    --            --    (1,038,037)            --
Exercise of warrants for cash, net of issuance costs of $46,872             18,940,560     1,588,643    (1,017,299)            --
Cash-less exercise of warrants                                              13,364,073     1,026,617    (1,026,617)            --
Shares issued upon draw downs on equity line, net of issuance costs of
$515,170                                                                    78,887,710     2,505,766       410,420             --
Shares issued as placement fees on equity line of credit                        75,188        10,000            --             --
Shares issued as compensation for services                                   6,764,205       261,578            --             --
Compensation expense                                                                --            --     4,018,075             --
Loss for the period                                                                 --            --            --    (14,291,861)
Translation adjustment                                                              --            --            --             --
----------------------------------------------------------------------------------------------------------------------------------
Balance as at July 31, 2005                                                278,562,884    66,695,717    18,691,497    (75,132,150)
----------------------------------------------------------------------------------------------------------------------------------

Exercise of stock options for cash                                             860,000       111,800       (86,000)            --
Exercise of warrants for cash                                                1,100,000       110,000            --             --
Conversion of convertible debentures and accrued interest to common shares allocated pro-rata between additional paid-in
 capital and common shares                                                   7,123,772       306,352       (92,286)            --
Settlement of convertible debentures                                         2,000,000        79,549       (41,895)            --
Modification of convertible debenture (note 4(c))                                   --            --     3,000,000             --
Stock-based compensation recovery (note 2(b)(ii))                                   --            --    (1,944,175)            --
Amortization of financing fees                                                      --            --       182,168             --
Loss for the period                                                                 --            --            --    (21,851,795)
Translation adjustment                                                              --            --            --             --
----------------------------------------------------------------------------------------------------------------------------------
Balance as at January 31, 2006                                             289,646,656    67,303,418    19,709,309    (96,983,945)
----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                                                             Accumulated   Stockholders'   Comprehensive
                                                                                   other          equity            loss
                                                                           comprehensive    (deficiency)
                                                                           income (loss)
------------------------------------------------------------------------------------------------------------------------
                                                                                   $               $               $

Balance as at July 31, 2004                                                    (300,871)      3,466,216     (10,719,543)
------------------------------------------------------------------------------------------------------------------------

Exercise of stock options for cash                                                   --         181,800              --
Conversion of convertible debentures and accrued interest to common shares allocated pro-rata between additional paid-in-capital and common
 shares                                                                              --       1,498,649              --
Intrinsic value of beneficial conversion feature of convertible debt                 --      11,005,243              --
Settlement of convertible debt                                                       --      (2,499,999)             --
Intrinsic value of beneficial conversion feature of preferred shares                 --       3,999,999              --
Financing cost related to preferred shares                                           --        (145,000)             --
Financing cost related to convertible debentures                                     --      (1,038,037)             --
Exercise of warrants for cash, net of issuance costs of $46,872                      --         571,344              --
Cash-less exercise of warrants                                                       --              --              --
Shares issued upon draw downs on equity line, net of issuance costs of
$515,170                                                                             --       2,916,186              --
Shares issued as placement fees on equity line of credit                             --          10,000              --
Shares issued as compensation for services                                           --         261,578              --
Compensation expense                                                                 --       4,018,075              --
Loss for the period                                                                  --     (14,291,861)    (14,291,861)
Translation adjustment                                                          429,764         429,764         429,764
------------------------------------------------------------------------------------------------------------------------
Balance as at July 31, 2005                                                     128,893      10,383,957     (13,862,097)
------------------------------------------------------------------------------------------------------------------------

Exercise of stock options for cash                                                   --          25,800              --
Exercise of warrants for cash                                                        --         110,000              --
Conversion of convertible debentures and accrued interest to common shares allocated pro-rata between additional paid-in
 capital and common shares                                                           --         214,066              --
Settlement of convertible debentures                                                 --          37,654              --
Modification of convertible debenture (note 4(c))                                    --       3,000,000              --
Stock-based compensation recovery (note 2(b)(ii))                                    --      (1,944,175)             --
Amortization of financing fees                                                       --         182,168              --
Loss for the period                                                                  --     (21,851,795)    (21,851,795)
Translation adjustment                                                          697,961         697,961         697,961
------------------------------------------------------------------------------------------------------------------------
Balance as at January 31, 2006                                                  826,854      (9,144,364)    (21,153,834)
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles) Six months ended January 31, 2006 and 2005

(Unaudited)

-----------------------------------------------------------------------------------------------
                                                                           2006            2005
-----------------------------------------------------------------------------------------------
Cash provided (used for):
Operating activities:
 Loss for the period                                              $(21,851,795)   $ (6,487,840)
 Items not affecting cash:
  Depreciation and amortization                                        715,080         740,420
  Stock-based compensation expense (recovery)                       (1,944,175)        172,588
  Inventory write-down                                                      --         200,000
  Loss on settlement of debt                                           214,274
  Non-cash interest and finance charges                             17,618,031       2,462,652
 Change in non-cash working capital:
  Receivables                                                         (251,005)         (2,055)
  Inventory                                                            290,384        (136,839)
  Prepaid expenses                                                    (290,283)        (66,314)
  Accounts payable and accrued liabilities                             618,901        (582,618)
-----------------------------------------------------------------------------------------------

 Net cash used in operating activities                              (4,880,588)     (3,700,006)

Investing activities:
 Purchase of capital assets                                           (115,602)        (25,510)
 Purchase of short-term investments                                 (3,299,084)             --
-----------------------------------------------------------------------------------------------
Net cash used in investing activities                               (3,414,686)        (25,510)

Financing activities:
 Cash received on exercise of stock options                             25,800              --
 Cash received on exercise of warrants                                 110,000         546,788
 Proceeds from equity line of credit                                        --       2,725,000
 Proceeds from promissory notes                                             --         525,000
 Proceeds from convertible debentures                                       --       2,695,000
 Settlement of convertible debentures                                 (228,000)             --
 Financing costs                                                            --         515,478
 Repayment of promissory notes                                              --      (2,025,000)
-----------------------------------------------------------------------------------------------

 Net cash provided by financing activities                             (92,200)      4,982,266

Effect of exchange rate difference on cash and cash equivalents        606,330         (91,085)
-----------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                (7,781,144)        134,709

Cash and cash equivalents, beginning of year                        10,059,763         112,951
-----------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                          $  2,278,619    $    247,660
===============================================================================================

Supplementary information:
 Interest and finance charges paid                                $  1,041,071    $     96,330
Non-cash investing and financing activities:
 Conversion of convertible debentures to common shares                 400,554         857,388
 Shares issued for services                                                 --         172,588
===============================================================================================

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Six months ended January 31, 2006 and 2005

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

      As of January 31, 2006, the Company had an accumulated deficit of $96,983,945 and incurred a net loss of $21,851,795 for the six-month period ended January 31, 2006. As of January 31, 2006 the Company had cash and cash equivalents and short-term investments of $5,577,703, working capital of $8,105,233, a current ratio of 8.0, total assets of $12,474,276, total liabilities of $21,618,640, and a stockholders' deficiency of $9,144,364.

      Although the Company has a $100 million Standby Equity Distribution Agreement with Cornell Capital Partners, it is uncertain when the Company will be permitted to draw down on the Standby Equity Distribution Agreement during the period that the outstanding principal and accrued and unpaid interest under the 10% convertible dentures remain outstanding as drawdowns are subject to an effective Registration statement. As a result, the Company may require additional financing to fund its operations. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Report on Form 10-KSB, for the period ended July 31, 2005.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Six months ended January 31, 2006 and 2005

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

------------------------------------------------------------------------------------------------------
                                               Three Months Ended               Six Months Ended
                                           ---------------------------     ---------------------------
                                           January 31,     January 31,     January 31,     January 31,
                                                  2006            2005            2006            2005
------------------------------------------------------------------------------------------------------
Net loss:
   As reported                           $ (3,640,272)   $ (4,103,940)   $(21,851,795)   $ (6,487,840)

   Stock-based compensation recovery
     recognized using intrinsic value
     method                                  (310,200)             --      (1,944,175)             --

   Stock-based compensation expense
     determined under fair value based
     method for all awards                   (199,704)     (1,076,635)       (217,855)     (1,083,012)
------------------------------------------------------------------------------------------------------
Pro forma                                $ (4,150,176)   $ (5,180,575)   $(24,013,825)   $ (7,570,852)
------------------------------------------------------------------------------------------------------
Basic and diluted loss per share:
   As reported                                  (0.01)          (0.02)          (0.08)          (0.03)
   Pro forma                                    (0.01)          (0.02)          (0.08)          (0.04)
------------------------------------------------------------------------------------------------------

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Six months ended January 31, 2006 and 2005

--------------------------------------------------------------------------------


2.    Significant accounting policies (continued):

            The Company recognizes compensation expense on a straight-line basis over the vesting period beginning on the date the stock option is granted.

            The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions.

            ----------------------------------------------------------------
                                                 January 31,     January 31,
                                                        2006            2005
            ----------------------------------------------------------------
            Expected dividend yield                        0%             0%
            Expected stock price volatility              144%           143%
            Risk-free interest rate                     3.50%          3.60%
            Expected life options and warrants       5 years        5 years
            ----------------------------------------------------------------

            The Company recognizes compensation expense for stock options, common stock and other instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are performed and the instrument is earned.

      ii. During the six months ended January 31, 2006, the Company recorded a $1,944,175 (2005 - nil) recovery of stock compensation expense for variable awards which reduced engineering, research and development expenses by $760,122 (2005 - nil), general and administrative expenses by $1,134,077 (2005 - nil) and marketing expenses by $49,976 (2004 - nil).

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

      In September 2005, the Emerging Issues Task Force ("EITF") issued EITF No.05-7, "Accounting for modifications to conversion options embedded in debt instruments and related issues." EITF 05-7 requires the Company to consider the change in the fair value of the embedded conversion option for any modified convertible debt when determining whether a substantial modification has occurred under the provisions of EITF 96-19. The provisions of EITF 05-7 are effective for the first interim or annual reporting period beginning after December 15,2005. The Company has adopted the provisions of EITF 05-7 effective August 1,2006.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Six months ended January 31, 2006 and 2005

--------------------------------------------------------------------------------


3.    Deferred financing costs:

      As at July 31, 2005, the Company had deferred $16,084,086 of financing costs relating to its $160.0 million equity line of credit. As described in note 5, on September 23, 2005 the Company withdrew the Registration Statement previously filed on July 22, 2005 with the SEC. As a result of the withdrawal of the Registration Statement the Company did not have the ability to draw down on the $160.0 million equity line of credit. As further disclosed in note 5, it is currently not determinable when the Company will be able to draw down on the amended $100.0 million equity line of credit. For the six months ended January 31, 2006, the Company has charged $16,084,086 (2005 - nil) to the statement of operations as interest and financing expense.

4.    Convertible debentures:

      ---------------------------------------------------------------------------------------------------------------
                                                                   Redemption                           Balance to be
                                                                value of debt      Debt component    accreted to debt
      ---------------------------------------------------------------------------------------------------------------
      Balance as at July 31, 2005                            $     32,096,333    $     21,985,251    $     10,111,082
      ---------------------------------------------------------------------------------------------------------------
             Conversions:
             8% convertible debenture (note 4(b))                    (115,000)           (115,000)                 --
             Discounted convertible debentures (note 4(b))           (189,511)           (189,511)                 --

             Modification
             10% convertible debentures (note 4(c))                        --          (3,000,000)                 --

             Interest accretion:
             10% convertible debentures (note 4(c))                        --           1,304,693          (1,304,693)
             5% convertible debenture                                      --              19,137             (19,137)

      ---------------------------------------------------------------------------------------------------------------
      Balance as at January 31, 2006                         $     31,791,822    $     20,004,570    $      8,787,252
      Less: Current portion of convertible debentures               1,791,822             310,960           1,480,862
      ---------------------------------------------------------------------------------------------------------------
                                                             $     30,000,000    $     19,693,610    $      7,306,390
      ---------------------------------------------------------------------------------------------------------------

As at January 31, 2006 the following convertible debentures with respective redemption values were outstanding:

      i. $96,822 of the convertible debentures issued at a 22% original discount from the face principal amount on December 24, 2003;

      ii. $195,000 of the 5% convertible debenture issued on December 15, 2004;

      iii.  $1,500,000 of the 5% convertible debenture issued on May 20, 2005;

      iv. $30,000,000 of the 10% convertible debentures issued on June 23, 2005.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Six months ended January 31, 2006 and 2005

--------------------------------------------------------------------------------


4.    Convertible debentures (continued):

      (a) As at January 31, 2006, the Company was in arrears on payments of principal and interest under its 5% convertible debenture issued on May 20, 2005 in the amount of $500,000 and $54,343 in principal and interest respectively. The Company has obtained an extension from the principal holder to defer all principal and interest payments under this convertible debenture until April 1, 2006.

      (b) During the six months ended January 31, 2006, holders of the 8% convertible debentures converted the remaining $115,000 of principal and $19,627 of accrued interest into 4,286,665 common shares of the Company and holders of the discounted convertible debentures converted $171,165 of principal and $18,346 of accrued interest into 4,837,107 common shares of the Company.

      (c) On December 30, 2005, the Company amended certain of its terms and conditions relating to the $30,000,000, 10% convertible debentures entered into on June 23, 2005. Terms and conditions have been amended as follows:

            i. Principal and interest payments due in cash are eliminated during the term of the debentures;

            ii. Debentures are convertible into shares of Common Stock at the option of the Holder at the lesser of $0.1125 and a 4.5% discount to market. Market is based on the lowest Closing Bid Price of the Common Stock for the five (5) trading days immediately preceding the date the conversion notice is provided;

            iii. If at the end of the three year term, the debentures are not fully converted, the debenture holders must convert the balance due into shares of the Company up to their beneficial ownership limitation of 4.9%, which may be waived provided the debenture holders provide the Company with 65 days notice. The remaining balance is due in cash by the Company;

            iv. Interest is payable in shares of the Company's Common Stock and is calculated as ninety-five and one-half percent (95.5%) of the 5 day average of the Closing Bid Price of the Common Stock for the five (5) trading days immediately preceding the date the interest conversion is made;

            v. The Company has the right to redeem all or any portion of the outstanding principal and accrued interest under the convertible debentures at a 20% premium prior to the Maturity Date provided that our Closing Bid Price as reported by Bloomberg, LP, is less than the Fixed Conversion Price at the time of the Redemption Notice. The Debenture holder shall receive a warrant to purchase one million (1,000,000) shares of the Company's Common Stock for every One Hundred Thousand Dollars ($100,000) redeemed, pro rata (the "Warrant"). The
                  Warrant shall be exercisable on a "cash basis" and have an exercise price of one hundred ten percent (110%) of the Closing Bid Price of our Common Stock on the date the Company provides the Redemption Notice.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Six months ended January 31, 2006 and 2005

--------------------------------------------------------------------------------


4.    Convertible debentures (continued):

      The Company filed a Registration Statement on Form SB-2 on January 11, 2006 and subsequently an amended Registration Statement on Form SB-2/A on February 27, 2006 to register the underlying securities. As of the date of these financial statements this Registration Statement has not yet been declared effective by the SEC. Previously, the Company had been in violation of certain terms of its original debentures due to the withdrawal of the Registration Statement on Form SB-2 on September 23, 2005 which was filed on July 22, 2005 to register the underlying securities under the terms of the original debentures.

      For accounting purposes, the Company has accounted for the modification of the terms of its debentures by reducing the carrying amount of the original debt instrument by the change in the fair value of the embedded conversion option as required under EITF 05-7. The change in the fair value of the embedded conversion option has been recorded as additional paid-in capital.

      For the six months ended January 31, 2006 the Company has recorded $1,304,693 of interest expense relating to interest accretion on the convertible debentures. The Company has charged the interest expense to the statement of operations.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Six months ended January 31, 2006 and 2005

--------------------------------------------------------------------------------


5.    Standby equity distribution agreements:

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

      On December 30, 2005, the Company entered into an agreement to terminate its $160.0 million Standby Equity Distribution Agreement ("SEDA") and enter into a new $100.0 million SEDA with Cornell Capital. Terms of the agreement are the same as the previous agreement except for the following:

            i. Term of the agreement is five years from the date of effectiveness;

            ii.   Fees on draw downs reduced to 2.5% from 5%;

            iii. The registration statement to be filed on a date mutually agreed to by the Company and the Investor.

      The Company has not registered the equity line of credit. The Company may not request advances under the $100.0 million equity line of credit until the underlying shares of its common stock are registered with the SEC and it is uncertain whether it will register such underlying shares until all of the outstanding principal and accrued and unpaid interest on the 10% convertible debentures have been either converted by the holders or paid in full by the Company, which must occur on or before July 23, 2008. The term of the $100.0 million SEDA is to commence on the date a registration statement covering the underlying shares becomes effective and will expire five years after such date. Due to the uncertainty as to when the Company will be able to access its equity line, it has expensed fees related to the $160.0 million equity line of credit.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Six months ended January 31, 2006 and 2005

--------------------------------------------------------------------------------


6.    Share capital:

      Authorized:
         Unlimited number of common shares with no par value
         100,000 preferred shares, issuable in series

      Common shares issued and fully paid:
      ------------------------------------------------------------------------------------------
                                                                       Number of
                                                                         shares        Amount
      ------------------------------------------------------------------------------------------
      Balance at July 31, 2005                                         278,562,884    66,695,717

      Common shares issued upon conversion of convertible debentures     7,123,772       306,352
      Common shares issued upon settlement of convertible debentures     2,000,000        79,549
      Common shares issued upon exercise of warrants                     1,100,000       110,000
      Common shares issued on exercise of employee stock options           860,000       111,800
      ------------------------------------------------------------------------------------------

      Balance at January 31,2006                                       289,646,656   $67,303,418
      ------------------------------------------------------------------------------------------

7.    Segmented information:

      The Company operates in the wireless vehicle industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:


      Revenue from external customers:

      ------------------------------------------------------------------------------------------
                                Three months ended                     Six months ended
      ------------------------------------------------------------------------------------------
                        January 31,2006    January 31,2005    January 31,2006    January 31,2005
      ------------------------------------------------------------------------------------------
      United States    $        489,256   $        139,187   $        762,275   $        252,542
      United Kingdom            266,344            191,254            490,633            349,693
      Other                      84,015             60,468            179,573             89,843
      ------------------------------------------------------------------------------------------
                       $        839,615   $        390,909   $      1,432,481   $        692,078
      ------------------------------------------------------------------------------------------

      As at January 31, 2006, 83% (July 31, 2005-52%) of the Company's fixed assets were in Canada, 17% (July 31, 2005 - 18%) were in Europe and nil were in Korea (July 31, 2005 - 30%).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Six months ended January 31, 2006 and 2005

--------------------------------------------------------------------------------


7.    Segmented information (continued):

      Major customers, representing 10% or more of total sales, include:

      --------------------------------------------------------------------------------------
                           Three months ended                       Six months ended
                    ------------------------------------------------------------------------
                    January 31,2006    January 31,2005    January 31,2006    January 31,2005
      --------------------------------------------------------------------------------------
      Customer A   $        366,292   $             --   $        524,466    $            --
      Customer B            258,168            154,925            452,294            289,352
      Customer C            101,796             55,735            165,101            108,563
      --------------------------------------------------------------------------------------

8.    Loss on settlement of debentures:

      On December 24, 2005, the Company signed a Settlement Agreement and Mutual Release with a convertible debenture holder that had previously provided the Company with notice of a summons with the Supreme Court of the State of New York. The holder had alleged the Company had refused to honor its request to convert the value of the debt of $91,726 into 9,268,875 common shares of the Company.

      Consideration consisted of 2,000,000 common shares of the Company, representing a partial exercise of the debenture at the set conversion price of $0.028 per share plus $250,000 (less withholding taxes of $22,000) payable to the holder of the debenture, representing payment of the balance of the debenture and other good and valuable consideration. For accounting purposes, the Company has recorded a loss on settlement of debt of $214,274, which represents the aggregate consideration provided less the face value of the debt.

      The holder was previously seeking $4,393,360 plus interest from April 25, 2005 and attorneys fees.

9.    Related party transactions:

      (a) During the six months ended January 31, 2006, the Company paid $900,000 (net of $100,000 of withholding taxes) in interest payments to Cornell Capital for interest due on the $30,000,000 convertible debentures. Cornell Capital is considered a related party from a financial perspective due to the number and size of the financial transactions that have been entered into with the Company. Cornell Capital does not have influence over the Company's operating or investing activities.

      (b) During the six months ended January 31, 2006, the Company paid $120,000 (2005 - nil) in consulting fees to the Company's Chairman pursuant to a consulting agreement entered into on June 30, 2005.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Six months ended January 31, 2006 and 2005

--------------------------------------------------------------------------------


10.   Contingency:

      On January 30, 2006 the Company was served with a demand for arbitration by Travel Technology Innovations LLC ("TTI"). The demand for arbitration resulted from the Company's January 1, 2006 termination of the Sales and Distribution agreement signed with TTI on March 12, 2005 and seeks damages for potential lost profits of $1,000,000. As of January 31, 2006 it is not possible to determine the outcome of the arbitration and no amount has been recorded in the financial statements as a potential liability.

11.   Subsequent event:

      Subsequent to quarter-end, the Company received a Notice of Conversion from the sole remaining holder of the discounted convertible debenture to convert the remaining outstanding principal of $96,822 into 3,474,857 common shares of the Company.

12.   Differences   between  Canadian  and  United  States  Generally   Accepted
      Accounting Principles and Practices:

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Six months ended January 31, 2006 and 2005

--------------------------------------------------------------------------------


12.   Differences   between  Canadian  and  United  States  Generally   Accepted
      Accounting Principles and Practices (continued):

            Prior to 2003, under Canadian GAAP, no compensation was recorded for employee options. Subsequent to August 1, 2003, the Company elected to use the fair-value based method under Canadian GAAP, on a prospective basis, to record compensation expense for options. Had the Company determined compensation expense for option grants made to employees after July 31, 2002 based on the fair values at grant dates of the stock options consistent with the fair value method, the Company's loss and loss per share would have been as follows:

      ---------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended               Six Months Ended
                                                         ----------------------------    ----------------------------
                                                          January 31,     January 31,     January 31,     January 31,
                                                                 2006            2005            2006            2005
      ---------------------------------------------------------------------------------------------------------------
      Net loss:
         In accordance with Canadian GAAP (note 12(d))   $ (3,915,358)   $ (4,898,266)   $(23,536,967)   $ (6,870,276)
         Stock-based com pensation expense
           included in reported net loss                      199,704       1,074,986         217,855       1,084,774
         Stock-based com pensation expense
           determined under fair value based
           method for all awards                             (199,704)     (1,076,635)       (217,855)     (1,083,012)
      ---------------------------------------------------------------------------------------------------------------

      Pro forma                                          $ (3,915,358)   $ (4,899,915)   $(23,536,967)   $ (6,868,514)
      ---------------------------------------------------------------------------------------------------------------
      Basic and diluted loss per share:
         As reported                                            (0.01)          (0.02)          (0.08)          (0.03)
         Pro forma                                              (0.01)          (0.02)          (0.08)          (0.04)
      ---------------------------------------------------------------------------------------------------------------

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles) Six months ended January 31, 2006 and 2005

--------------------------------------------------------------------------------


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

      (e) Under U.S. GAAP the modification of the terms of the $30 million convertible debentures reduces the carrying value of the original debentures by an amount equal to the change in the fair value of the embedded conversion option. Under Canadian GAAP, as the modification of the terms of the debentures does not represent a settlement but a renegotiation of the debt instrument, no adjustment has been made to the carrying value of the $30 million convertible debentures.

      -----------------------------------------------------------------------------------------
                                                 January 31,2006            July 31,2005
                                          -----------------------------------------------------
                                             Canadian          U.S.      Canadian          U.S.
      Consolidated balance sheets                GAAP          GAAP          GAAP          GAAP
      -----------------------------------------------------------------------------------------
      Current assets                      $ 9,271,319   $ 9,271,319  $ 13,292,487   $13,292,487
      Capital assets                          775,017       775,017       716,763       716,763
      Deferred financing costs                109,700     1,906,864    16,206,086    18,209,280
      Other assets                            521,076       521,076     1,066,013     1,066,013
      Current liabilities                   1,166,086     1,166,086     1,649,690     5,781,918
      Long term convertible debentures      2,994,144    20,449,774     1,272,123    17,118,667
      Preferred shares subject to
        mandatory redemption                    2,780         2,780             1             1
      Stockholders' equity (deficiency)     6,514,102     9,144,364    28,359,535    10,383,957
      -----------------------------------------------------------------------------------------

                                                                           Three Months Ended                 Six Months Ended
                                                                     -----------------------------------------------------------
                                                                     January 31,     January 31,     January 31,     January 31,
      Consolidated statement of operations and deficit:                     2006            2005            2006           2005
      --------------------------------------------------------------------------------------------------------------------------
      Net loss in accordance with U.S. GAAP                         $ (3,640,272)   $ (4,103,940)   $(21,851,795)   $ (6,487,840)
      Effects of difference in accounting for:
         Stock based compensation recovery under US. GAAP (b)           (310,200)             --      (1,944,175)             --
         Stock based compensation expense under Canadian GAAP (b)       (199,704)     (1,074,986)       (217,854)     (1,084,774)
         lnterest accretion and amortization of debenture finance
           costs recorded under U.S. GAAP (b)(d)                       1,669,366       1,529,505      19,300,802       2,081,921
         Interest accretion and amortization of debenture finance
           costs under Canadian GAAP (d)                              (1,434,548)     (1,248,845)    (18,823,945)     (1,379,583)
      --------------------------------------------------------------------------------------------------------------------------
         Net loss in accordance with Canadian GAAP                    (3,915,358)     (4,898,266)    (23,536,967)     (6,870,276)
         Beginning deficit in accordance with Canadian GAAP          (84,686,310)    (54,337,248)    (65,064,401)    (51,971,332)
         Interest on convertible debentures and amortization of
           finance charges                                                    --        (299,314)             --        (693,220)
      --------------------------------------------------------------------------------------------------------------------------
         Ending deficit in accordance with Canadian GAAP             (88,601,368)    (59,534,828)    (88,601,368)    (59,534,828)
      --------------------------------------------------------------------------------------------------------------------------
         Basic and diluted loss per share
           (in accordance with Canadian GAAP)                       $      (0.01)   $      (0.02)   $      (0.08)   $      (0.04)
      --------------------------------------------------------------------------------------------------------------------------