Form 10QSB
period 2006-04-30
SMARTIRE SYSTEMS INC
filed 2006-06-15
CIK 1057293

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended April 30, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ____________

Commission file number 0-24209

SMARTIRE SYSTEMS INC.

(Exact name of small business issuer as specified in its charter)

Yukon Territory, Canada Not applicable Not applicable (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

#150 - 13151 Vanier Place
Richmond, British Columbia, Canada V6V 2J1
(Address of principal executive offices, including area code)

604-276-9884
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of our common stock at May 31, 2006 was 298,906,656.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

STATEMENT REGARDING THIS REPORT

This Form 10-QSB for the period ended April 30, 2006 includes comparative figures that have been and will be restated from prior annual and quarterly fiscal periods.

Based on extensive discussions with the staff of the Securities and Exchange Commission we will amend our Form 10-QSBs filed for the periods ending April 30, 2005, October 31, 2005 and January 31, 2006. We will also amend our Form 10-KSB/A filed for the year ended July 31, 2005. We intend to file such amended Form 10-QSBs and amended Form 10-KSB on or before Friday, June 30, 2006.

The comments received from the staff of the SEC relate to our accounting treatment of our outstanding convertible debentures that have warrants, conversion features and related registration rights with respect to Statement of Financial Accounting Standards (“SFAS”) No. 133 and Emerging Issues Task Force (“EITF”) 00-19. As a result of the comments received from, and our subsequent discussions with, the staff of the SEC, the warrants and registration rights agreements have been in this Form 10-QSB, and will be in the amended Form 10-QSB for the period ended January 31, 2006, and the amended Form 10-KSB described above, accounted for as a derivative instrument in liabilities, rather than as equity, and the conversion options related to the convertible debentures held by Cornell Capital Partners, LP, its affiliates and certain other investors, together with other embedded derivative instruments, have been in this Form 10-QSB, and will be in the amended Form 10-QSB for the period ended January 31, 2006, and the amended Form 10-KSB described above, bifurcated from the debt hosts and accounted for separately as a derivative instrument in liabilities. The impact of this amendment on the previously filed financial statements is discussed below.

We also received further comments from the staff of the SEC relating to our accounting for the gain recorded upon the extinguishment of our $2.5 million, 5% convertible debenture with respect to guidance in EITF 00-27, Issue 12(b). As a result of these comments and our subsequent discussions with the staff of the SEC, we have amended in this Form 10-QSB, and will amend in the applicable amended Form 10-QSBs and the amended Form 10-KSB described above, the conversion price used in the calculation of the accounting gain to reflect that of the closing bid price of our common stock on the date of extinguishment. The impact of this amendment on the previously filed financial statements is discussed below.

Three and Nine months ended April 30, 2005 and Year ended July 30, 2005

The effect of the amended accounting for the (non-cash) gain on extinguishment of debt on our consolidated statement of operations for the three and nine months ended April 30, 2005 and for the year ended July 31, 2005 was a decrease in the gain on extinguishment of debt of $1,828,357 which resulted in an increase in our net loss of $1,828,357 for each respective period and a reduction in the charge to deficit relating to the extinguishment of the debenture. Basic and diluted loss per share for the three and nine months ended April 30, 2005 remain unchanged at $0.03 and $0.07 respectively. Basic and diluted loss per share for the year ended July 31, 2005 increased by $0.01 to $0.07 per share. The effect on our consolidated balance sheet as of April 30, 2005 and July 31, 2005 was an increase in our additional paid in capital and accumulated deficit of $6,324 for each respective period.

Three months ended October 31, 2005

The effect of the amended accounting for the (non-cash) gain on extinguishment of debt on our consolidated balance sheet as of October 31, 2005 was an increase in our additional paid in capital and accumulated deficit of $6,324 for each respective period. The consolidated statement of operations remains unchanged.

Three and Six months ended January 31, 2006

The effect of the (non-cash) charges related to accounting separately for the derivative instrument liabilities on our consolidated statement of operations for the three and six months ended January 31, 2006 was an increase in our net interest and financing expense of $211,733 which resulted in an increase in net loss of $211,733 for each respective period. Basic and diluted net loss per share for the three and six months ended January 31, 2006 remain unchanged at $0.01 and $0.08 respectively. The effect on our consolidated balance sheet as of January 31, 2006 was an increase in our derivative financial instrument liability of $7,061,963, a decrease in our additional paid-in capital of $6,843,906 and an increase in our accumulated deficit of $218,057.

INDEX

PAGE
NUMBER

PART I. FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS	1

CONSOLIDATED BALANCE SHEETS - APRIL 30, 2006 (UNAUDITED)
AND JULY 31, 2005 (AS RESTATED)	2

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) - FOR THE
THREE AND NINE MONTHS ENDED APRIL 30, 2006 AND APRIL 30, 2005	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME - FOR THE NINE MONTHS ENDED APRIL 30,
2006 (UNAUDITED) AND YEAR ENDED JULY 31, 2005	4

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - NINE
MONTHS ENDED APRIL 30, 2006 AND APRIL 30, 2005	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - NINE
MONTHS ENDED APRIL 30, 2006 AND APRIL 30, 2005	6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	13

ITEM 3. CONTROLS AND PROCEDURES	18

PART II. OTHER INFORMATION	19

ITEM 1. LEGAL PROCEEDINGS	19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

ITEM 5. OTHER INFORMATION	19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20

SIGNATURES	21

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

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited and SmarTire Technologies Inc. ("we," "us," "our," and "SmarTire") as of April 30, 2006 and for the three and nine months ended April 30, 2006 and April 30, 2005 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the three and nine months ended April 30, 2006 includes all adjustments necessary in order to ensure that the financial statements are not misleading.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

	April 30, 2006	July 31, 2005
	(Unaudited)	(as restated -note 1(i))
Assets
Current assets:
Cash and cash equivalents	$3,970,876	$10,059,763
Receivables, net of allowance for doubtful accounts
of $63,400 (July 31, 2005 - $50,750)	496,711	275,789
Inventory	2,075,380	2,798,747
Prepaid expenses	262,067	158,188
	6,805,034	13,292,487

Capital assets	801,732	716,763

Deferred financing costs (note 3)	1,801,259	18,209,280

Other assets	303,951	1,066,013

	$9,711,976	$33,284,543

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities	$1,309,926	$915,334
Current portion of convertible debentures	702,219	4,866,584
	2,012,145	5,781,918

Convertible debentures, net of equity portion of $10,466,064
(July 31, 2005 - $10,111,082) (note 4)	20,526,717	17,118,667

Accrued interest on convertible debentures, payable in common shares	1,487,671	-

Derivative financial instruments (note 5)	6,305,077	-

Preferred shares, net of equity portion of $3,975,290, subject to
mandatory redemption (July 31, 2005 - $3,999,999) (note 6)	24,710	1

Accrued dividends on preferred shares (note 6)	220,293	-

Stockholders' equity (deficiency):
Share capital (note 8)
Common shares, without par value:
Unlimited shares authorized
296,049,513 shares issued and outstanding	67,474,217	66,695,717
(July 31, 2005 - 278,562,884)
Additional paid-in capital	12,266,164	18,697,821
Deficit	(101,462,214)	(75,138,474)
Accumulated other comprehensive income	857,196	128,893

	(20,864,637)	10,383,957
	$9,711,976	$33,284,543

Subsequent event (note 13)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board

/s/Robert Rudman	/s/Martin Gannon
Robert Rudman, Director	Martin Gannon, Director

SMARTIRE SYSTEMS INC.
Consolidated Statement of Operations
(Expressed in United States dollars)

	Three Months Ended		Nine Months Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
		(as restated - note 1(i))		(as restated - note 1(i))
Revenue	$1,195,136	$330,406	$2,627,617	$1,022,484

Cost of goods sold (including April 30, 2006 and
April 30, 2005 inventory write-down of $700,000 and $200,000 respectively)	1,529,164	255,980	2,591,699	966,235
	(334,028)	74,426	35,918	56,249

Expenses:
Depreciation and amortization	287,923	376,477	1,003,003	1,116,897
Engineering, research and development (note 2(a)(ii))	677,496	2,086,354	1,194,914	3,083,704
General and administrative (note 2(a)(ii))	877,826	3,170,568	1,404,629	4,550,610
Marketing (note 2(a)(ii))	451,351	1,368,330	1,232,754	2,275,843
	2,294,596	7,001,729	4,835,300	11,027,054

Loss from operations	$(2,628,624)	$(6,927,303)	$(4,799,382)	$(10,970,805)

Other earnings (expenses):
Interest income	50,284	1,382	185,386	3,173
Net interest and financing expense (note 3)	(2,502,181)	(237,161)	(21,802,983)	(2,812,279)
Gain/(loss) on settlement of convertible debenture	-	42,346	(214,274)	42,346
Derivative instrument income	756,886	-	545,153	-
Foreign exchange gain (loss)	63,423	(14,355)	(237,640)	114,634
	$(1,631,588)	$(207,788)	$(21,524,358)	$(2,652,126)

Loss for the period	(4,260,212)	(7,135,091)	(26,323,740)	(13,622,931)

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.09)	$(0.07)

Weighted average number of common shares used in
the computation of basic and diluted loss per share	292,924,505	238,545,317	287,971,066	205,742,511

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss)
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Nine months ended April 30, 2006 (unaudited) and year ended July 31, 2005 (as restated)

	Common Shares			Additional	Deficit		Accumulated	Stockholders'		Comprehensive
	Shares	Amount		paid-in			other	equity		loss
				capital			comprehensive	(deficiency )
							income (loss)
			$	$		$	$		$	$

Balance as at July 31, 2004	103,130,761	58,368,020		4,417,323	(59,018,256)		(300,871)	3,466,216		(10,719,543)

Exercise of stock options for cash	6,059,998	787,800		(606,000)	-		-	181,800		-
Conversion of convertible debentures and accrued interest to common shares allocated pro-rata between additional paid-in-capital and common
shares	51,340,389	2,147,293		(648,644)	-		-	1,498,649		-
Intrinsic value of beneficial conversion feature of convertible debt	-	-		11,005,243	-		-	11,005,243		-
Settlement of convertible debt	-	-		(671,642)	-		-	(671,642)		-
Intrinsic value of beneficial conversion feature of preferred shares	-	-		3,999,999	-		-	3,999,999		-
Financing cost related to preferred shares	-	-		(145,000)	-		-	(145,000)		-
Financing cost related to convertible debentures	-	-		(1,038,037)	-		-	(1,038,037)		-
Exercise of warrants for cash, net of issuance costs of $46,872	18,940,560	1,588,643		(1,017,299)	-		-	571,344		-
Cash-less exercise of warrants	13,364,073	1,026,617		(1,026,617)	-		-	-		-
Shares issued upon draw downs on equity line, net of issuance costs of
$515,170	78,887,710	2,505,766		410,420	-		-	2,916,186		-
Shares issued as placement fees on equity line of credit	75,188	10,000		-	-		-	10,000		-
Shares issued as compensation for services	6,764,205	261,578		-	-		-	261,578		-
Compensation expense	-	-		4,018,075	-		-	4,018,075		-
Loss for the period (as restated - Note 1(i))	-	-		-	(16,120,218)		-	(16,120,218)		(16,120,218)
Translation adjustment	-	-		-	-		429,764	429,764		429,764
Balance as at July 31, 2005 (as restated - Note 1(i))	278,562,884	66,695,717		18,697,821	(75,138,474)		128,893	10,383,957		(15,690,454)

Exercise of stock options for cash	860,000	111,800		(86,000)	-		-	25,800		-
Exercise of warrants for cash	1,100,000	110,000		-	-		-	110,000		-
Conversion of convertible debentures and accrued interest to common shares allocated pro-rata between additional paid-in
capital and common shares	10,598,629	447,871		(136,509)	-		-	311,362		-
Settlement of convertible debentures	2,000,000	79,549		(41,895)	-		-	37,654		-
Amendment and modification of convertible debentures	-	-		(3,850,230)	-		-	(3,850,230)		-
Conversion of preferred shares into common shares	2,928,000	29,280		(29,280)	-		-	-		-
Stock-based compensation recovery	-	-		(2,545,375)	-		-	(2,545,375)		-
Amortization of financing fees	-	-		257,632	-		-	257,632		-
Loss for the period	-	-		-	(26,323,740)		-	(26,323,740)		(26,323,740)
Translation adjustment	-	-		-	-		728,303	728,303		728,303
Balance as at April 30, 2006	296,049,513	67,474,217		12,266,164	(101,462,214)		857,196	(20,864,637)		(25,595,437)

SMARTIRE SYSTEMS INC.
Consolidated Statement of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2006 and 2005

(Unaudited)
	2006	2005 (as restated - note 1(i))

Cash provided (used for):
Operating activities:
Loss for the period	$(26,323,740)	$(13,622,931)
Items not affecting cash:
Depreciation and amortization	1,003,003	1,116,897
Unrealized gain on derivative instruments	(545,153)	-
Stock-based compensation expense (recovery)	(2,545,375)	5,197,538
Inventory write-down	700,000	200,000
Loss (gain) on settlement of convertible debenture	214,274	(42,346)
Non-cash interest and finance charges	20,798,430	2,656,188
Change in non-cash working capital:
Receivables	(162,745)	25,969
Inventory	254,854	(38,681)
Prepaid expenses	(87,703)	8,891
Accounts payable and accrued liabilities	232,459	(528,362)

Net cash used in operating activities	(6,461,696)	(5,026,837)

Investing activities:
Purchase of capital assets	(188,522)	(28,918)
Net cash used in investing activities	(188,522)	(28,918)

Financing activities:
Cash received on exercise of stock options	25,800	153,811
Cash received on exercise of warrants	110,000	546,788
Proceeds from equity line of credit	-	2,725,000
Proceeds from promissory notes	-	875,000
Proceeds from convertible debentures	-	3,152,999
Proceeds from preferred shares	-	4,000,000
Settlement of convertible debentures	(228,000)	-
Repayment of convertible debentures	-	(2,957,999)
Financing costs	-	(695,478)
Repayment of promissory notes	-	(2,375,000)

Net cash provided by financing activities	(92,200)	5,425,121

Effect of exchange rate difference on cash and cash equivalents	653,531	(62,047)

Net increase (decrease) in cash and cash equivalents	(6,088,887)	307,319

Cash and cash equivalents, beginning of year	10,059,763	112,951

Cash and cash equivalents, end of period	$3,970,876	$420,270

Supplementary information:
Interest and finance charges paid	$1,047,775	$156,091
Withholding taxes paid	122,000	-
Non-cash investing and financing activities:
Conversion of convertible debentures to common shares	447,871	1,102,832
Conversion of preferred shares to common shares	29,280	-
Shares issued for services	-	172,588

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2006 and 2005

1.       Interim financial statements:
          i.      This Form 10-QSB for the period ended April 30, 2006 includes comparative figures which have been restated from prior periods.
Based on extensive discussions with the Staff of the Securities and Exchange Commission we will amend our Form 10-QSB’s filed for the periods ending April 30, 2005, October 31, 2005 and January 31, 2006. We will also amend our Form 10-KSB filed for the year ended July 31, 2005.
The comments received from the staff of the SEC relate to our accounting treatment of our outstanding convertible debentures that have warrants, conversion features and related registration rights with respect to Statement of Financial Accounting Standards (“SFAS”) No. 133 and Emerging Issues Task Force (“EITF”) 00-19. As a result of the comments received from, and our subsequent discussions with, the staff of the SEC, the warrants and registration rights agreements have been in this Form 10-QSB, and will be in the amended Form 10-QSB for the period ended January 31, 2006, and the amended Form 10-KSB described above, accounted for as a derivative instrument in liabilities, rather than as equity, and the conversion options related to the convertible debentures held by Cornell Capital Partners, LP, together with other embedded derivative instruments, have been in this Form 10-QSB, and will be in the amended Form 10-QSB for the period ended January 31, 2006, and the amended Form 10-KSB described above, bifurcated from the debt hosts and accounted for separately as a derivative instrument in liabilities. The impact of this amendment on the perviously filed financial statements is discussed below.

We also received further comments from the staff of the SEC relating to our accounting for the gain recorded upon the extinguishment of our $2.5 million, 5% convertible debenture with respect to guidance in EITF 00-27, Issue 12(b). As a result of these comments and our subsequent discussions with the staff of the SEC, we have amended in this Form 10-QSB, and will amend in the applicable amended Form 10-QSBs and the amended Form 10-KSB described above, the conversion price used in the calculation of the accounting gain to reflect that of the closing bid price of our common stock on the date of extinguishment. The impact of this amendment on the previously fliked financial statements is discussed below.

The effect of the amended accounting for the (non-cash) gain on extinguishment of debt on our consolidated statement of operations for the three and nine months ended April 30, 2005 was a decrease in the gain on extinguishment of debt which resulted in an increase in our net loss of $1,828,357 and a reduction in the charge to deficit relating to the extinguishment of the debenture. Basic and diluted loss per share for the three and nine months ended April 30, 2005, remain unchanged at $0.03 and $0.07 respectively. The effect on our consolidated balance sheet at July 31, 2005 was an increase in our additional paid in capital and accumulated deficit of $6,324, respectively.
         ii.      The consolidated financial statements include the accounts of the parent company and our subsidiaries after elimination of all inter-company balances and transactions.  All subsidiaries are 100% owned.
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

As of April 30, 2006, the Company had an accumulated deficit of $101,462,214 and incurred a net loss of $26,323,740 for the nine-month period ended April 30, 2006. As of April 30, 2006 the Company had cash and cash equivalents of $3,970,876, working capital of $4,792,889, a current ratio of 3.4, total assets of $9,711,976, total liabilities of $30,576,613, and a stockholders’ deficiency of $20,864,637.

Although the Company has a $100 million Standby Equity Distribution Agreement with Cornell Capital Partners, it is uncertain when the Company will be permitted to draw down on the Standby Equity Distribution Agreement during the period that the outstanding principal and accrued and unpaid interest under the 10% convertible debentures remain outstanding as drawdowns are subject to an effective Registration statement. As a result, the Company may require additional financing to fund its operations. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Report on Form 10-KSB, for the period ended July 31, 2005.
2.       Significant accounting policies:
            (a)    Stock-based compensation:
(i)   The Company has elected under FAS 123, Accounting for Stock-based Compensation, to account for employee stock options using the intrinsic value method.  This method is described in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As the Company grants stock options with an exercise price not less than the market value of the underlying common shares on the date of grant, no compensation expense is required to be recognized under APB 25 for fixed plan awards. If the exercise price of employee stock option award is not fixed in the functional currency of the Company or in the currency the employee is paid, the award is accounted for as a variable award until the award is exercised, forfeited, or expires unexercised.  The Company measures compensation as the amount by which the quoted market value of the common shares of the Company’s stock covered by the grant exceeds the option price, with changes in the market price included in the measurement of loss.
In accordance with FAS 148, the following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of FAS 123.  Because options vest over two years and additional option grants are expected to be made in future years, the pro forma results are not representative of the pro forma results for future periods.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2006 and 2005

	Three Months Ended		Nine Months Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
		(as restated)		(as restated )

Net loss:
As reported	$(4,260,212)	$(7,135,091)	$(26,323,740)	$(13,622,931)
Stock-based compensation expense/(recovery)
recognized using intrinsic value method	(601,200)	5,024,950	(2,545,375)	5,024,950
Stock-based compensation expense determined
under fair value based method for all awards	203,676	(4,507)	421,531	(1,087,519)

Pro forma	$(4,657,736)	$(2,114,648)	$(28,447,584)	$(9,685,500)

Basic and diluted loss per share:
As reported	(0.01)	(0.03)	(0.09)	(0.07)
Pro forma	(0.02)	(0.01)	(0.10)	(0.05)

           The Company recognizes compensation expense on a straight-line basis over the vesting period beginning on the date the stock option is granted.
The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions.
	April 30, 2005	April 30, 2005

Expected dividend yield	0%	0%
Expected stock price volatility	143%	140%
Risk-free interest rate	3.50%	3.74%
Expected life options and warrants	5 years	5 years

The Company recognizes compensation expense for stock options, common stock and other instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are performed and the instrument is earned.

ii. During the nine months ended April 30, 2006, the Company recorded a $2,545,375 recovery of stock compensation expense for variable awards which reduced engineering, research and development expenses by $990,613, general and administrative expenses by $1,482,509 and marketing expenses by $72,253. For the nine months ended April 30, 2005, the Company recorded a stock compensation expense for variable awards of $5,024,950, which increased engineering, research and development expenses by $1,591,600, general and administrative expenses by $2,470,800 and marketing expenses by $962,550.

(b)  Recent accounting pronouncements:

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.  This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  The Company has not yet determined the effect that the adoption of this new statement will have on the Company’s historical financial position or results of operations. This statement will be effective for the Company as of August 1, 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”), that changes the reporting of certain accounting changes specified in APB Opinion No. 20, “Accounting Changes” (“ABP 20”). APB 20 required that most changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to a new accounting principle. SFAS No. 154 requires retrospective application for changes in accounting principle, unless it is impracticable to determine either the cumulative effect or the period-specific effects of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting policy be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate balance sheet caption) for that period.This statement will be effective for the Company as of August 1, 2006.

3.    Deferred financing costs:
As at July 31, 2005, the Company had deferred $16,084,086 of financing costs relating to its $160.0 million equity line of credit.  As described in note 5, on September 23, 2005 the Company withdrew the Registration Statement previously filed on July 22, 2005 with the SEC.  As a result of the withdrawal of the Registration Statement the Company did not have the ability to draw down on the $160.0 million equity line of credit. As further disclosed in note 7, it is currently not determinable when the Company will be able to draw down on the amended $100.0 million equity line of credit.  For the nine months ended April 30, 2006, the Company has charged $16,084,086 (2005 – nil) to the statement of operations as interest and financing expense.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2006 and 2005

 4.    Convertible debentures:
	Redemption	Debt	Balance to be
	value of debt	component	accreted to debt

Balance as at July 31, 2005	$32,096,333	$21,985,251	$10,111,082

Conversions:
8% convertible debenture (note 4(b))	(115,000)	(115,000)	-
Discounted convertible debentures (note 4(b))	(286,333)	(286,333)	-

Modification:
10% converitble debentures (note 4(c))	-	(3,000,000)	3,000,000

Interest accretion:
10% convertible debentures (note 4(c))	-	2,137,800	(2,137,800)
5% convertible debenture	-	507,218	(507,218)

Balance as at April 30, 2006	$31,695,000	$21,228,936	$10,466,064
Less: Current portion of convertible debentures	1,695,000	702,219	992,781

	$30,000,000	$20,526,717	$9,473,283
As at April 30, 2006 the following convertible debentures with respective redemption values were outstanding:
                     i.            $195,000 of the 5% convertible debentures issued on December 15, 2004;
                   ii.            $1,500,000 of the 5% convertible debenture issued on May 20, 2005
                  iii.            $30,000,000 of the 10% convertible debentures issued on June 23, 2005.
(a)     As at April 30, 2006, the Company was in arrears on payments of principal and interest under its 5% convertible debenture issued on May 20, 2005 in the amount of $875,000 and $71,096 in principal and interest respectively. The Company has obtained an extension from the principal holder to defer all principal and interest payments under this convertible debenture until August 1, 2006.
(b)     During the nine months ended April 30, 2006, holders of the 8% convertible debentures converted the remaining $115,000 of principal and $19,627 of accrued interest into 4,286,665 common shares of the Company and holders of the discounted convertible debentures converted the remaining $267,987 of principal and $18,346 of accrued interest into 8,311,964 common shares of the Company. As at April 30, 2006, both the 8% and the discounted convertible debentures have been fully extinguished.

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
                         iii.            If at the end of the three year term, the debentures are not fully converted, the debenture holders must convert the balance due into shares of the Company up to their beneficial ownership limitation of 4.9%. The remaining balance is due in cash by the Company;
                         iv.            Interest is convertible into shares of the Company’s Common Stock and is calculated as ninety-five and one-half percent (95.5%) of the 5 day average of the Closing Bid Price of the Common Stock for the five (5) trading days immediately preceding the date the interest conversion is made;
                         v.            The Company has the right to redeem all or any portion of the outstanding principal and accrued interest under the convertible debentures at a 20% premium prior to the Maturity Date provided that our Closing Bid Price as reported by Bloomberg, LP, is less than the Fixed Conversion Price at the time of the Redemption Notice.  The Debenture holder shall receive a warrant to purchase one million (1,000,000) shares of the Company’s Common Stock for every One Hundred Thousand Dollars ($100,000) redeemed, pro rata (the “Warrant”).  The Warrant shall be exercisable on a “cash basis” and have an exercise price of one hundred ten percent (110%) of the Closing Bid Price of our Common Stock on the date the Company provides the Redemption Notice.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2006 and 2005

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
The Company has reviewed the amended terms of the $30 million convertible debentures under the provisions in EITF 00-19 and FAS 133 and determined that the convertible debentures do not meet the definition of conventional convertible debt under EITF 00-19. As a result, the warrants combined with its registration rights agreement and conversion feature combined with its registration rights agreement should be accounted for as derivatives under FAS 133 and have been relcassified from equity to liabilities. Under FAS 133 derivative instruments will be accounted for at fair value with the change in fair value recorded as a charge or credit to the statement of operations (note 5).
5.       Derivative financial instrument liability:
The Company uses the Black-Scholes option pricing model to estimate the fair value of the warrants and their related registration rights. As at April 30, 2006, the Company used the market price of its common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of its warrants to fair value the warrants.
For the conversion feature relating to the convertible debenture and its related registration rights agreement, the Company used valuation models based on the share price of the Company and other relevant assumptions in order to estimate the fair value.
As of April 30, 2006, the Company has recorded an aggregate of $6,305,077 relating to the fair value of the warrants, embedded conversion feature and registration rights agreement with respect to its $30,000,000, 10% convertible debentures.
6.       Preferred shares subject to mandatory redemptions:
On March 22, 2005, the Company closed a private placement of 25,000 5% convertible Class A preferred shares for gross proceeds of $4,000,000 and net cash proceeds of $3,685,000.
While the legal form of this financial instrument is that of preferred shares, due to the mandatory redemption of December 22, 2006, the substance of the instrument is that of a financial liability. For accounting purposes, these shares are considered to have both a debt and equity component. The equity component is related to the intrinsic value of the beneficial conversion feature at the issuance of the instrument and it equaled $3,999,999. The equity component value is recorded as additional paid-in capital. The remaining value of $1 is recorded as a liability. The carrying value of the liability portion is being accreted to its retraction value of $4,000,000, over a period from the date of issuance to its maturity date of December 22, 2006. For the nine-months ended April 30, 2006 the Company has recorded $24,709 of interest expense relating to interest accretion on the preferred shares. The Company has charged the interest expense to the statement of operations.

The holders of the preferred shares are entitled to receive dividends or distributions on a pro rata basis according to their holdings of the preferred shares when and if declared by the Company’s board of directors, in the amount of 5% per year. Dividends will be paid in cash and are cumulative. As of April 30, 2006 no dividends had been declared by the Company’s board of directors however the Company has recorded cumulative accrued dividends of $220,293 as a liability.
During the nine months ended April 30, 2006, holders of the preferred shares converted 183 Class A preferred shares, valued at $29,280, into 2,928,000 common shares of the Company.

7.       Standby equity distribution agreements:
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
On December 30, 2005, the Company entered into an agreement to terminate its $160.0 million Standby Equity Distribution Agreement (“SEDA”) and enter into a new $100.0 million SEDA with Cornell Capital.  Terms of the agreement are the same as the previous agreement except for the following:

                                                      i.      Term of the agreement is five years from the date of effectiveness;

                                                    ii.      Fees on draw downs reduced to 2.5% from 5%;

                                                   iii.      The registration statement to be filed on a date mutually agreed to by the Company and the Investor.
Based on extensive discussions with the staff of the SEC, the Company has not registered the equity line of credit.  The Company may not request advances under the $100.0 million equity line of credit until the underlying shares of its common stock are registered with the SEC and it is uncertain whether it will register such underlying shares until all of the outstanding principal and accrued and unpaid interest on the 10% convertible debentures have been either converted by the holders or paid in full by the Company, which must occur on or before July 23, 2008.  The term of the $100.0 million SEDA is to commence on the date a registration statement covering the underlying shares becomes effective and will expire five years after such date.  Due to the uncertainty as to when the Company will be able to access its equity line, it has expensed fees related to the $160.0 million equity line of credit.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2006 and 2005

 8.       Share capital:
Authorized:
Unlimited number of common shares with no par value
100,000 preferred shares, issuable in series
Common shares issued and fully paid:
	Number of shares	Amount

Balance at July 31, 2005	278,562,884	$66,695,717

Common shares issued upon conversion of convertible debentures	10,598,629	447,871
Common shares issued upon settlement of convertible debentures	2,000,000	79,549
Common shares issued upon conversion of preferred shares	2,928,000	29,280
Common shares issued upon exercise of warrants	1,100,000	110,000
Common shares issued on exercise of employee stock options	860,000	111,800

Balance at April 30, 2006	296,049,513	$67,474,217
9.       Segmented information:
The Company operates in the wireless vehicle industry.  Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

Revenue from external customers:
	Three months ended		Nine months ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005

United States	$745,592	$119,533	$1,497,291	$372,075
United Kingdom	360,336	157,827	850,969	507,520
Other	89,208	53,046	279,357	142,889

	$1,195,136	$330,406	$2,627,617	$1,022,484
As at April 30, 2006, 84% (July 31, 2005-52%) of the Company's fixed assets were in Canada, 16% (July 31, 2005 - 18%) were in Europe and nil were in Korea (July 31, 2005 - 30%).
Major customers, representing 10% or more of total sales, include:

	Three months ended		Nine months ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005

Customer A	$348,361	$103,832	$800,655	$393,184
Customer B	67,756	-	592,222	-
Customer C	365,209	-	367,380	-

10.   Loss on settlement of debentures:
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
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2006 and 2005

11.   Related party transactions:
(a)     During the nine months ended April 30, 2006, the Company paid $900,000 (net of $100,000 of withholding taxes) in interest payments to Cornell Capital for interest due on the $30,000,000 convertible debentures.  Cornell Capital is considered a related party from a financial perspective due to the number and size of the financial transactions that have been entered into with the Company.  Cornell Capital does not have influence over the Company’s operating or investing activities.
(b)     During the nine months ended April 30, 2006, the Company paid $180,000 (2005 – nil) in consulting fees to the Company’s Chairman pursuant to a consulting agreement entered into on June 30, 2005.
12.   Contingency:
On January 30, 2006, the Company was served with a demand for arbitration by Travel Technology Innovations LLC (“TTI”). The demand for arbitration stems from the Company terminating on January 1, 2006, the Sales and Distribution agreement signed with TTI on March 12, 2005, and seeks damages for potential lost profits of $5,000,000. As of April 30, 2006, it is not possible to determine the outcome of the arbitration and no amount has been recorded in the financial statements as a potential liability.
13.   Subsequent event:
On May 4, 2006, the Company received a Notice of Conversion from the holder of the $1.5 million, 5% convertible debenture to convert $80,000 of principal into 2,857,143 common shares of the Company.

14.   Differences between Canadian and United States Generally Accepted Accounting Principles and Practices:
These consolidated financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States (“US GAAP”) which differ in certain respects from those principles and practices that the Company would have followed had its consolidated financial statements been prepared in accordance with accounting principles and practices generally accepted in Canada (“Canadian GAAP”).
 (a)Under U.S. GAAP, the adoption of U.S. dollar in 2001 as reporting currency was implemented retroactively, such that prior period financial statements were translated under the current rate method using foreign exchange rates in effect on those dates. Under Canadian GAAP, a change in reporting currency is implemented by translating all prior year financial statement amounts at the foreign exchange rate on the date of change in reporting currency, which was July 31, 2001. As a result, there is a difference in share capital, deficit and cumulative translation adjustment amount under Canadian GAAP as compared to US GAAP.

 (b)Under U.S. GAAP, the Company has elected to continue to apply the guidance set out in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretation in accounting for its employee stock option.  As the Company grants options with an exercise price not less than the market value of the underlying common shares on the date of grant, no compensation expense is required to be recognized under APB 25. If the exercise price of employee stock option award is not fixed in the functional currency of the Company or in the currency the employee is paid, the award is accounted for as variable award until the award is exercised, forfeited, or expires unexercised.  The Company measures compensation expense as the amount by which the quoted market value of the common shares of the Company’s common stock covered by the grant exceeds the option price, with changes in the market price included in the measurement of loss.
Prior to 2003, under Canadian GAAP, no compensation was recorded for employee options. Subsequent to August 1, 2003, the Company elected to use the fair-value based method under Canadian GAAP, on a prospective basis, to record compensation expense for options.  Had the  Company determined compensation expense for option grants made to employees after July 31, 2002 based on the fair values at grant dates of the stock options consistent with the fair value method, the Company’s loss and loss per share would have been as follows:
	Three Months Ended		Nine Months Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
		(as restated - Note 1(i))		(as restated - Note 1(i))

Net loss:
In accordance with Canadian GAAP (note 14(d))	$(4,793,036)	$(1,799,419)	$(28,330,003)	$(8,669,695)
Stock-based compensation expense
included in reported net loss	203,676	4,508	421,530	1,087,519
Stock-based compensation expense
determined under fair value based method
for all awards	(203,676)	(4,508)	(421,530)	(1,087,519)

Pro forma	$(4,793,036)	$(1,799,419)	$(28,330,003)	$(8,669,695)

Basic and diluted loss per share:
As reported	(0.01)	(0.01)	(0.09)	(0.05)
Pro forma	(0.02)	(0.01)	(0.10)	(0.04)
(c)  Under U.S. GAAP, the proceeds from the issuance of convertible debentures, which are considered to be conventional convertible debt as defined in EITF 00-19, with detachable warrants are allocated to the fair value of warrants issued and intrinsic value of beneficial conversion feature.  The remaining proceeds are allocated to debt which is being accreted to the redemption value of the convertible debentures over the maturity period.  On the date of conversion of debt to equity, the difference between the carrying amount and redemption amount is charged to statement of operations as interest expense. Convertible debentures, which do not meet the definition of conventional convertible debt as defined in EITF 00-19 and any warrants and registration rights agreement issued in connection with the debt agreements are accounted for as derivative instrument liabilities rather than as equity, and the conversion options related to the debt, together with other embedded derivative instruments, have been bifurcated from the debt hosts and accounted for separately as a derivative instrument in liabilities.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2006 and 2005

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
	April 30, 2006		July 31, 2005 (as restated)
Consolidated balance sheets	Canadian GAAP	U.S. GAAP	Canadian GAAP	U.S. GAAP

Current assets	$7,505,034	$6,805,034	$13,292,487	$13,292,487
Capital assets	801,732	801,732	716,763	716,763
Deferred financing costs	103,750	1,801,259	16,206,086	18,209,280
Other assets	303,951	303,951	1,066,013	1,066,013
Current liabilities	1,937,389	2,012,145	1,649,690	5,781,918
Convertible debentures	4,581,757	22,014,388	1,272,123	17,118,667
Preferred shares subject to
mandatory redemption	24,710	24,710	1	1
Accrued dividends on prefered shares	-	220,293	-	-
Derivative financial instruments	-	6,305,077	-	-
Stockholders' equity (deficiency)	2,170,611	(20,864,637)	28,359,535	10,383,957

	Three Months Ended		Nine Months Ended

Consolidated statement of operations and deficit:	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
		(as restated)		(as restated )

Net loss in accordance with U.S. GAAP	$(4,260,212)	$(7,135,091)	$(26,323,740)	$(13,622,931)
Effects of difference in accounting for:
Stock based compensation expense (recovery)
under U.S. GAAP (b)	(601,200)	5,024,950	(2,545,375)	5,024,950
Stock based compensation (expense)
under Canadian GAAP (b)	(203,676)	(4,508)	(421,530)	(1,089,282)
Interest accretion and amortization of debenture
finance costs recorded under U.S. GAAP (b) (d)	1,014,177	357,576	19,015,186	2,439,497
Interest accretion and amortization of debenture
finance costs under Canadian GAAP (d)	(742,125)	-	(18,054,544)	(1,379,583)
Gain on settlement of convertible debt	-	(42,346)	-	(42,346)

Net loss in accordance with Canadian GAAP	(4,793,076)	(1,799,419)	(28,330,003)	(8,669,695)
Beginning deficit in accordance with Canadian GAAP	(88,601,368)	(59,534,828)	(65,064,401)	(51,971,332)
Interest on convertible debentures and amortization
of finance charges	-	(362,543)	-	(1,055,763)

Ending deficit in accordance with Canadian GAAP	(93,394,404)	(61,696,790)	(93,394,404)	(61,696,790)
Basic and diluted loss per share
(in accordance with Canadian GAAP)	$(0.02)	$(0.01)	$(0.10)	$(0.05)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended April 30, 2006 and 2005 should be read in conjunction with our most recent audited annual financial statements for the financial year ended July 31, 2005, the unaudited interim financial statements included herein, and, in each case, the related notes. Please refer to “Statement Regarding this Report” above for a discussion of the forthcoming amendments to our Form 10-QSBs for the quarters ending April 30, 2005, October 31, 2005 and January 31, 2006 and our Form 10-KSB/A for the fiscal year ending July 31, 2005.

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

We have developed several technically advanced tire pressure monitoring tire pressure monitoring systems (TPMSs) that have been specifically designed for certain applications including passenger cars, motorcycles, buses, recreational, commercial, and off-the road industrial vehicles. Our efforts and resources are focused on the commercial, bus, recreational and industrial vehicle markets. Our TPMSs are designed for improved vehicle safety, performance, reliability and fuel efficiency.

We developed a receiver module with Vansco Electronics LP for the commercial vehicle market that functions as a "wireless gateway", which we began shipping to customers for testing purposes in August 2005. This receiver module can wirelessly receive signals from numerous types of sensors in addition to signals from tire pressure sensors. The information from these sensors can then be placed on the vehicle data bus and thus made available to the driver on a display module or to fleet management services via other communications devices.

We have branded our products as SmartWave and we anticipate the expanded wireless platform will provide multiple benefits to us including:
•	increase the overall value of our system and thereby increase the competitiveness for TPMSs
•	pave the way for our future revenue growth beyond TPMSs
•	provide us with a barrier to competition.

We plan to develop at least one additional application in the next year that can be integrated into our receiver module.

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

RESULTS OF OPERATIONS

Three months ended April 30, 2006 and April 30, 2005

Revenue

Gross revenue for the three months ended April 30, 2006 increased to $1,195,136 from $330,406 for the three months ended April 30, 2005. The breakdown of the sources of our gross revenue is as follows:

•
Sales of TPMSs to original equipment manufacturers (OEMs) for installation on new and existing buses increased to $152,178 for the three months ended April 30, 2006 from $0 for the three months ended April 30, 2005. Although we anticipate sales of this product to the OEM bus market to increase, it is difficult for us to predict what the volume of sales will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to the bus aftermarket increased to $18,083 for the three months ended April 30, 2006 from $0 for the three months ended April 30, 2005. It is difficult for us to predict what the volume of sales will be in this market as our sales and marketing efforts in the bus market are focused on the OEM sector.

•
Sales of TPMSs to OEMs for new passenger cars increased to $349,620 for the three months ended April 30, 2006 from $109,631 for the three months ended April 30, 2005. The increase was primarily due to an increase in sales to Aston Martin, Ford's flagship division. As Aston Martin now supplies our TPMSs on all three of their platforms, we do not anticipate sales of this product to the OEMs to increase unless Aston Martin increases their production of vehicles as our sales and marketing efforts are focused on the commercial/truck, bus, recreational and industrial vehicle markets.

•
Sales of TPMSs to the aftermarket passenger car market decreased to $74,063 for the three months ended April 30, 2006 from $133,670 for the three months ended April 30, 2005. As our sales and marketing efforts are not focused on this market, it is difficult for us to predict what the volume of sales of this product will be.

•
Sales of TPMSs to OEMs for new recreational vehicles increased to $80,646 for the three months ended April 30, 2006 from $1,166 for the three months ended April 30, 2005. Although we anticipate sales of this product to the OEM recreational vehicle (RV) market to increase, it is difficult for us to predict what the volume of sales of this product will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to the RV aftermarket increased to $452,757 for the three months ended April 30, 2006 from $34,592 for the three months ended April 30, 2005. Although we anticipate sales of this product to the RV aftermarket to increase, it is difficult for us to predict what the volume of sales will be as this will primarily depend on market acceptance.

•
Sales of TPMSs to the commercial/truck OEM market increased to $29,655 for the three months ended April 30, 2006 from $580 for the three months ended April 30, 2005. The majority of these products are currently being used for test purposes. As interest in this product is very high, we anticipate this market will eventually be our largest source of revenue. However, it is difficult for us to predict the timing and volume of sales of these products as this will primarily depend on market acceptance.

•
Sales of TPMSs to the commercial/truck aftermarket decreased to $0 for the three months ended April 30, 2006 from $6,350 for the three months ended April 30, 2005. Although there were no sales of this product to the truck market during our most recent quarter, interest in this product is high. However, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

•
Sales of aftermarket motorcycle TPMSs decreased to $16,929 for the three months ended April 30, 2006 from $34,011 for the three months ended April 30, 2005. As discussed above, our sales and marketing efforts are not focused on this product. As such, it is difficult for us to predict the volume of sales of this product.

•
Sales of TPMSs to the industrial OEM market increased to $6,097 for the three months ended April 30, 2006 compared to $0 for the three months ended April 30, 2005. We anticipate sales of this product to the industrial OEM market to increase. However it is difficult for us to predict what the volume of sales will be as this will primarily depend on market acceptance.

•
Sales of TPMSs to the industrial aftermarket increased to $2,168 for the three months ended April 30, 2006 compared to $0 for the three months ended April 30, 2005. It is difficult for us to predict the volume of sales will be to this market as our primary sales and marketing efforts in this market are focused on the OEMs.

•	Sales of miscellaneous products were $12,940 for the three months ended April 30, 2006 compared to $10,406 for the three months ended April 30, 2005.

Gross Margin

Gross margin on product sales decreased to negative 28% for the three months ended April 30, 2006 from 23% for the three months ended April 30, 2005. The decrease in gross margin for the three months ended April 30, 2006 was due to an inventory write-down of $700,000 for slow moving aftermarket passenger car TPMSs and motorcycle TPMSs. Without the inventory write-down, the gross margin would have increased to 31% for the three months ended April 30, 2006. Higher margins would have resulted during the three months ended April 30, 2006 if not for the inventory write-down as the product mix of TPMSs sold in the three months ended April 30, 2006 had higher gross margins than the product mix of TPMSs sold in the three months ended April 30, 2005. Although we anticipate our gross margin to increase as our sales volumes increase due to lower unit costs, it is difficult to predict what our gross margin will be as this is dependent on our mix of sales to the OEM market and aftermarket, given that higher margins are generally attainable in the aftermarket than the OEM market.

Expenses

Expenses decreased to $2,294,596 for the three months ended April 30, 2006 from $7,001,729 for the three months ended April 30, 2005. Excluding a stock-based compensation recovery of $601,200 for the three months ended April 30, 2006 and a stock-based compensation expense of $5,024,950 for the three months ended April 30, 2005, operating expenses increased by $919,017 to $2,895,796 for the three months ended April 30, 2006. The stock-based compensation recovery recorded for the three months ended April 30, 2006 resulted as the market value of our vested employee stock options decreased during the three months ended April 30, 2006 as compared to a stock-based compensation expense during the three months ended April 30, 2005 which resulted due to an increase in the value of our vested employee stock options as discussed in note 2 (b) (ii) to the financial statements.

Engineering, research and development expenses decreased to $677,496 for the three months ended April 30, 2006 from $2,086,354 for the three months ended April 30, 2005. Excluding a stock-based compensation recovery of $230,492 recorded in the three months ended April 30, 2006 and a stock-based compensation expense of $1,591,600 for the three months ended April 30, 2005, engineering, research and development expenses increased by $494,754 to $907,988. The increase, excluding the stock based compensation recovery in fiscal 2006 and the stock based compensation expense in fiscal 2005 was mainly due to an increase in wage expense which resulted from an increase in the number of engineering related employees, the termination of our VP of Product Management and the loss in value of the US dollar versus the Canadian dollars as the majority of our engineering-related employees are paid in Canadian dollars, an increase in travel as application engineering services were required to support OEM customers and to meet with potential new OEM customers. In addition we incurred higher rent and utility expenses as we leased additional space to accommodate the additional engineering related employees. The increase was partially offset by a decrease in product development expenses.

Marketing expenses decreased to $451,351 for the three months ended April 30, 2006 from $1,368,330 for the three months ended April 30, 2005. Excluding a stock-based compensation recovery of $22,276 recorded in the three months ended April 30, 2006 and a stock-based compensation expense of $962,550 for the three months ended April 30, 2005, marketing expenses increased by $67,847 to $473,627. The increase, excluding the stock based compensation recovery in fiscal 2006 and the stock based compensation expense in fiscal 2005, was mainly due to higher advertising and promotion costs, increased attendance at trade shows and an increase in travel expenses. The decrease was partially offset by lower wage expense which resulted due to fewer sales and marketing employees for the three months ended April 30, 2006 than the three month period ended April 30, 2005.

General and administrative expenses decreased to $877,826 for the three months ended April 30, 2006 from $3,170,568 for the three months ended April 30, 2005. Excluding a stock-based compensation recovery of $348,432 recorded in the three months ended April 30, 2006 and a stock-based compensation expense of $2,470,800 for the three months ended April 30, 2005, general and administrative expenses increased by $526,490 to $1,226,258. The increase, excluding the stock based compensation recovery in fiscal 2006 and the stock based compensation expense in fiscal 2005, was mainly due to an increase in wage expense, higher director fees, professional fees and investor relation costs. The increase in wages was primarily due to the termination of our former President and Chief Executive Officer and the loss in value of the US dollar versus the Canadian dollars as the majority of our administrative employees are paid in Canadian dollars.

Depreciation and amortization expense decreased to $287,923 for the three months ended April 30, 2006 from $376,477 for the three months ended April 30, 2005.

Interest and finance charges increased to $2,502,181 for the three months ended April 30, 2006 from $237,161 for the three months ended April 30, 2005. Non-cash interest and finance charges for the three months ended April 30, 2006 were $2,162,214 compared to $144,866 for the three months ended April 30, 2005.

Interest Income

Interest income increased to $50,284 for the three months ended April 30, 2006 from $1,382 for the three months ended April 30, 2005 and was the result of higher average cash balances during the three months ended April 30, 2006.

Gain on settlement of debt

A gain on settlement of convertible debt of $0 was incurred for the three months ended April 30, 2006 as compared to $42,346 (restated) for the three months ended April 30, 2005. The gain arose as on December 15, 2004, we issued a $2.5 million convertible debenture for gross proceeds of $2.5 million and net proceeds of $2.2 million. On issuance of the debenture, we calculated the intrinsic value of the beneficial conversion feature as $671,642 and recorded it as additional paid in capital with the remaining value classified as a liability.

On March 22, 2005, the debenture was repaid for $2.5 million from the proceeds from the issuance of 25,000 mandatory redeemable, convertible preferred stock for which we received gross proceeds of $4 million. No redemption warrants were issued as the preferred shares were issued to the same investor as the $2.5 million convertible debenture.

Derivative instrument income:

A derivative instrument income of $756,886 was incurred for the three months ended April 30, 2006. The derivative instrument income arose due to mark to market adjustments on derivative instruments made for the three months ended April 30, 2006.

Foreign exchange gain/loss

A foreign exchange gain of $63,423 was incurred for the three months ended April 30, 2006 as compared to a foreign exchange loss of $14,355 for the three months ended April 30, 2005. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

Nine months ended April 30, 2006 and April 30, 2005

Revenue

Gross revenue for the nine months ended April 30, 2006 increased to $2,627,617 from $1,022,484 for the nine months ended April 30, 2005. The breakdown of the sources of our gross revenue is as follows:

•
Sales of TPMSs to OEMs for installation on new and existing buses increased to $703,571 for the nine months ended April 30, 2006 from to $0 for the nine months ended April 30, 2005. Although we anticipate sales of this product to the OEM bus market to increase, it is difficult for us to predict what the volume of sales will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to the aftermarket for buses increased to $26,925 for the nine months ended April 30, 2006 from $5,252 for the nine months ended April 30, 2005. It is difficult for us to predict what the volume of sales will be in this market as our sales and marketing efforts in the bus market are focused on the OEM market sector.

•
Sales of TPMSs to OEMs for new passenger cars increased to $831,309 for the nine months ended April 30, 2006 from $428,424 for the nine months ended April 30, 2005. The increase was primarily due to an increase in sales to Aston Martin, Ford's flagship division. As Aston Martin now supplies our TPMSs on all three of their platforms, we do not anticipate sales of this product to the OEMs to increase unless Aston Martin increases their production of vehicles as our sales and marketing efforts are focused on the commercial or truck, bus, recreational and off-road industrial vehicle markets.

•
Sales of TPMSs to the aftermarket passenger car market decreased to $174,893 for the nine months ended April 30, 2006 from $215,832 for the nine months ended April 30, 2005. As our sales and marketing efforts are not focused on this market, it is difficult for us to predict what the volume of sales of this product will be.

•
Sales of TPMSs to OEMs for new recreational vehicle TPMSs increased to $206,409 for the nine months ended April 30, 2006 from $63,218 for the nine months ended April 30, 2005. Although we anticipate sales of this product to the OEM recreational vehicle (RV) market to continue to increase, it is difficult for us to predict what the volume of sales of this product will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to the RV aftermarket increased to $549,839 for the three months ended April 30, 2006 from $156,025 for the nine months ended April 30, 2005. We anticipate sales of this product to the RV market to increase. However it is difficult for us to predict what the volume of sales will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to the commercial/truck OEM market were $33,405 for the nine months ended April 30, 2006 compared to $4,233 for the nine months ended April 30, 2005. The majority of these systems are currently being used for test purposes. As interest in this product is very high, we anticipate this market will eventually be our largest source of revenue. However, it is difficult for us to predict the timing and volume of sales, as this will depend primarily on market acceptance.

•
Sales TPMSs to the commercial/truck aftermarket were $8,858 for the nine months ended April 30, 2006 compared to $34,799 for the nine months ended April 30, 2005. Although there were no sales of this product to the truck market during our most recent quarter, interest in this product is high. However, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

•
Sales of TPMSs to the industrial OEM market increased to $6,097 for the nine months ended April 30, 2006 compared to $0 for the nine months ended April 30, 2005. We anticipate sales of this product to the industrial OEM market to increase. However it is difficult for us to predict what the volume of sales will be as this will primarily depend on market acceptance.

•
Sales of TPMSs to the industrial aftermarket increased to $29,136 for the nine months ended April 30, 2006 compared to $0 for the nine months ended April 30, 2005. It is difficult for us to predict the volume of sales will be to this market as our primary sales and marketing efforts in this market are focused on the OEMs.

•
Sales of aftermarket motorcycle TPMSs decreased to $28,198 for the nine months ended April 30, 2006 from $79,053 for the nine months ended April 30, 2005. As discussed above, our sales and marketing efforts are not focused on this product. As such, it is difficult for us to predict what the volume of sales will be in this market.

•	Sales of miscellaneous products were $26,809 for the nine months ended April 30, 2006 compared to $37,648 for the nine months ended April 30, 2005.

Gross Margin

Gross margin on product sales decreased to 1% for the nine months ended April 30, 2006 from 6% for the nine months ended April 30, 2005. The gross margin for the nine months ended April 30, 2006 included an inventory write-down of $700,000for slow moving aftermarket passenger car TPMSs and motorcycle TPMSs and the gross margin for the nine months ended April 30, 2005 included an inventory write-down of $200,000 for slow moving aftermarket passenger car TPMSs. Without the inventory write-downs, our respective gross margins for the nine months ended April 30, 2006 and 2005 would have been 28% and 25%. Higher margins would have resulted during the nine months ended April 30, 2006 if not for the inventory write-down as the product mix of TPMSs sold in the nine months ended April 30, 2006 had higher gross margins than the product mix of TPMSs sold in the nine months ended April 30, 2005. Although we anticipate our gross margin to increase as our sales volumes increase due to lower unit costs, it is difficult to predict what our gross margin will be as this is dependent on our mix of sales to the OEM and aftermarket, given that sales to the aftermarket are generally priced higher than sales to the OEM market.

Expenses

Expenses were $4,835,300 for the nine months ended April 30, 2006, compared to expenses of $11,027,054 for the nine months ended April 30, 2005. Excluding a stock-based compensation recovery of $2,545,375 recorded in the nine months ended April 30, 2006 and a stock-based compensation expense of $5,024,950 for the nine months ended April 30, 2005, operating expenses would have increased by $1,378,571 to $7,380,675 for the nine months ended April 30, 2006. The stock-based compensation recovery recorded for the nine months ended April 30, 2006 resulted as the market value of our vested options decreased during the nine months ended April 30, 2006 as compared to a stock-based compensation expense during the nine months ended April 30, 2005 which resulted due to an increase in the value of our vested employee stock options as discussed in note 2 (b) (ii) to the financial statements.

Engineering, research and development expenses decreased to $1,194,914 from $3,083,704 for the nine months ended April 30, 2005. Excluding a stock-based compensation recovery of $990,614 recorded in the nine months ended April 30, 2006 and a stock-based compensation expense of $1,591,600 for the nine months ended April 30, 2005, engineering, research and development expenses increased by $693,424 to $2,185,528 for the nine months ended April 30, 2006. The decrease, excluding the stock-based compensation recovery in fiscal 2006 and the stock based compensation expense in fiscal 2005, was mainly due an increase in wage expense which resulted from an increase in the number of engineering related employees the termination of our VP of Product Management and the loss in value of the US dollar versus the Canadian dollars as the majority of our engineering-related employees are paid in Canadian dollars, an increase in travel as application engineering services were required to support new OEM customers and to meet with engineers from prospective new OEM customers to set up manufacturing in the US with Vansco. In addition, we incurred higher rent and utility expenses were incurred as we leased additional space to accommodate the additional engineering related employees. The increase was partially offset by a decrease in product development expenses.

Marketing expenses for the nine months ended April 30, 2006 decreased to $1,232,754 from $2,275,843 for the nine months ended April 30, 2005. Excluding a stock-based compensation recovery of $72,252 recorded in the nine months ended April 30, 2006 and a stock-based compensation expense of $962,550 for the nine months ended April 30, 2005, marketing expenses decreased by $8,287 to $1,305,006 for the nine months ended April 30, 2006. The decrease, excluding the stock-based compensation recovery in fiscal 2006 and the stock based compensation expense in fiscal 2005, was mainly due to higher advertising and promotion costs, increased attendance at trade shows and an increase in travel expenses. The decrease was partially offset by lower wage expense which resulted due to fewer sales and marketing employees for the nine months ended April 30, 2006 than the nine month period ended April 30, 2005.

General and administrative expenses for the nine months ended April 30, 2006 decreased to $1,404,629 from $4,550,610 for the nine months ended April 30, 2005. Excluding a stock-based compensation recovery of $1,482,509 recorded in the nine months ended April 30, 2006 and a stock-based compensation expense of $2,470,800 for the three months ended April 30, 2005, general and administrative expenses increased by $807,328 to $2,887,138 for the nine months ended April 30, 2006. The increase, excluding the stock-based compensation recovery in fiscal 2006 and the stock based compensation expense in fiscal 2005, was mainly due to an increase in wage expense, higher director fees, professional fees and investor relations costs. The increase in wages was primarily due to the termination of our former President and Chief Executive Officer and the loss in value of the US dollar versus the Canadian dollars as the majority of our administrative employees are paid in Canadian dollars. The increase in professional fees was primarily due to the cost of legal services incurred to defend against a lawsuit from a debenture holder, the cost of restructuring both our $30 million 10% convertible debentures issued on June 23, 2005 by us to Cornell Capital Partners, LP and our $160 million equity line of credit entered into in June 2005, issued to us by Cornell Capital Partners, LP., which was replaced with a new $100 million Standby Equity Distribution Agreement on December 30, 2005 and the cost of filing a registration statement on January 11, 2006 and amended registration statements on February 27, 2006 and April 18, 2006 with the Securities and Exchange Commission to register our debentures.

Depreciation and amortization expense decreased to $1,003,003 for the nine months ended April 30, 2006 from $1,116,897 for the nine months ended April 30, 2005. We anticipate a decrease in this expense after our other assets are substantially fully amortized by the end of our fiscal year.

Interest and finance charges increased to $21,802,983 for the nine months ended April 30, 2006 from $2,812,279 for the nine months ended April 30, 2005. Interest and finance charges for the nine months ended April 30, 2006 included a $16 million fee paid on June 23, 2005 for the $160 million standby equity distribution agreement with Cornell Capital Partners, which was replaced by a $100 million standby equity distribution agreement on December 30, 2005, plus related professional fees and interest accretion on our convertible debentures and preferred shares.

Excluding charges related to our standby equity distribution agreement, non-cash interest expense for the nine months ended April 30, 2006 was $6,505,603 compared to $2,607,518 during the nine months ended April 30, 2005.

Interest Income

Interest income increased to $185,386 for the nine months ended April 30, 2006 from $3,173 for the nine months ended April 30, 2005 and was the result of higher average cash balances during the nine months ended April 30, 2006.

Loss on settlement of debt

A loss on the settlement of debt of $214,274 was incurred for the nine months ended April 30, 2006 as compared to $0 for the nine months ended April 30, 2005. The loss on settlement of debt represents the aggregate consideration provided less the face value of the debt. The settlement of debt is described in greater detail under Item 1-Legal Proceedings.

Gain on settlement of debt

A gain on settlement of convertible debt of $0 was incurred for the three months ended April 30, 2006 as compared to $42,346 (restated) for the three months ended April 30, 2005. The gain arose as on December 15, 2004, we issued a $2.5 million convertible debenture for gross proceeds of $2.5 million and net proceeds of $2.2 million. On issuance of the debenture, we calculated the intrinsic value of the beneficial conversion feature as $671,642 and recorded it as additional paid in capital with the remaining value classified as a liability.

On March 22, 2005, the debenture was repaid for $2.5 million from the proceeds from the issuance of 25,000 mandatory redeemable, convertible preferred stock for which we received gross proceeds of $4 million. No redemption warrants were issued as the preferred shares were issued to the same investor as the $2.5 million convertible debenture.

Derivative instrument income:

A derivative instrument income of $545,153was incurred for the nine months ended April 30, 2006. The derivative instrument income arose due to mark to market adjustments on derivative instruments.

Foreign exchange gain/loss

A foreign exchange loss of $237,640 was incurred for the nine months ended April 30, 2006 as compared to a foreign exchange gain of $114,634 for the nine months ended April 30, 2005. Our operating expenses are adversely impacted by a lower US dollar against the Canadian dollar as a significant portion of our operations are paid in Canadian dollars. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since our inception. As at April 30, 2006, we had an accumulated deficit of $101,462,214. Our net loss for the three months ended April 30, 2006 was $4,260,212 and for the nine months ended April 30, 2006 was $26,323,740 compared to $7,135,091 for the three months ended April 30, 2005 and $13,622,931 for the nine months ended April 30, 2005. As of April 30, 2006 our stockholders' deficiency was $20,864,637and we had working capital of $4,792,889.

Our cash position at April 30, 2006 was $3,970,876 as compared to $10,059,763 at July 31, 2005. This decrease was due to the net decrease in the use of cash in our operating, financing and investing activities as described below.

Our net loss of $26,323,740 for the nine months ended April 30, 2006 includes non-cash charges of $1,003,003 for depreciation and amortization, a stock based compensation recovery of $2,545,375, an unrealized gain on derivative instruments of $545,153, an inventory write-down of $700,000, a loss on settlement of debt of $214,274 and $20,798,430 for interest and finance charges as disclosed above under interest and finance charges. Increases in non-cash working capital during this period amounted to $236,865. Non-cash working capital changes included increases in accounts receivable, prepaid expenses and accounts payable and accrued liabilities and a decrease in inventory. The net cash used in operating activities for the nine months ended April 30, 2006 was $6,461,696. Of this amount, $1,000,000 (including $100,000 of withholding taxes) was paid in interest expense on our 10% convertible debentures and $250,000 (including $22,000 of withholding taxes) was paid as partial compensation to settle our dispute with a debenture holder. As it is uncertain whether we will be able to access our $100 million Standby Equity Distribution Agreement when required, we may require subsequent financings to meet our operating cash flow requirements.

During the nine months ended April 30, 2006, we also purchased certain capital assets at an aggregate cost of $188,522.

During the nine months ended April 30, 2006, we realized aggregate gross cash proceeds of $135,800 as follows:

•	On October 20, 2005, a warrant holder exercised 1,100,000 warrants at an exercise price of $0.10 for gross proceeds of $110,000.

•	During the nine months ended April 30, 2006, 860,000 stock options were exercised for gross proceeds of $25,800.

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

On December 30, 2005, we, Starome Investments Limited, Xentennial Holdings Limited, Staraim Enterprises Limited, Cornell Capital Partners, Highgate House Funds and LCC Global entered into Amendment No. 1 to the Securities and Purchase Agreement pursuant to which we amended and restated the 10% convertible debentures in an aggregate principal amount of $30 million. We amended and restated the 10% convertible debentures to (i) modify the terms of such 10% convertible debentures, (ii) effect the transfer by (A) Cornell Capital Partners and LCC Global to Starome Investments, a corporation organized under the laws of Cyprus, of the 10% convertible debenture with the principal balance of $20 million, (B) Cornell Capital Partners and LCC Global to Xentennial Holdings, a corporation organized under the laws of Cyprus, of the 10% convertible debenture with the principal balance of $8 million and (iii) effect the transfer by Highgate House Funds and LCC Global to Staraim Enterprises, a corporation organized under the laws of Cyprus, of the 10% convertible debenture with the principal balance of $2 million ((i), (ii) and (iii) above being referred to as the "restructuring"). The following material amendments were made to each of the 10% convertible debentures in connection with the "restructuring":

•
The holders of the 10% convertible debentures agreed to eliminate our obligation to make recurring payments in cash of principal and interest during the term of the 10% convertible debentures. Such holders may convert outstanding principal and accrued and unpaid interest under the 10% convertible debentures at any time into shares of our common stock, subject to a 4.9% beneficial ownership limitation, which may be waived provided the holders of 10% convertible debentures provide us with 65 days notice. On June 23, 2008, any outstanding principal and accrued and unpaid interest under the 10% convertible debentures must be converted by the holders of the 10% convertible debentures into shares of our common stock; provided, however, that to the extent such conversion would cause any holder to exceed the 4.9% beneficial ownership limitation, we must pay such excess amount in cash. Holders of the 10% convertible debentures are not entitled to receive cash payments of interest during their term.

•	We agreed to change the conversion price of the outstanding principal under the 10% convertible debentures from a fixed price of $0.1125 to a price equal to the lesser of
(i) $0.1125 (subject to adjustment) and
(ii) 95.5% of the lowest closing bid price of our common stock during the five trading days immediately preceding the conversion.

•
The conversion price of accrued and unpaid interest under the 10% convertible debentures is 95.5% of the average of the closing bid prices of our common stock for the five trading days immediately preceding the conversion of any such interest by a holder into shares of our common stock.

•
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

On December 30, 2005, we and Cornell Capital Partners terminated the $160 million standby equity distribution agreement, originally entered into on June 23, 2005, and replaced it with a new $100 million standby equity distribution agreement . We may not request advances under the $100 million standby equity distribution agreement until the underlying shares of our common stock are registered with the SEC. As of the date of this quarterly report, we have not filed such a registration statement and it isIt is uncertain whether we will register such underlying shares until all of the outstanding principal and accrued and unpaid interest on the amended and restated 10% convertible debentures have been either converted by the holders or redeemed or paid in full by us, which must occur on or before July 23, 2008. The term of the $100 million standby equity distribution agreement will commence on the date a registration statement covering the underlying shares becomes effective and will expire five years after such date. Under the old $160 million standby equity distribution agreement , Cornell Capital Partners was entitled to retain 5% of each advance requested by us. In consideration for the reduction of the amount available to us under the new $100 standby equity distribution agreement , Cornell Capital Partners agreed to reduce this 5% advance fee to 2.5% of each advance.

With respect to the $1.5 million 5% convertible debenture due May 20, 2006 issued to Cornell Capital Partners, principal will be due and payable in 12 equal installments. The installments of principal were due and payable commencing on October 1, 2005 and subsequent installments were due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full. However, Cornell Capital Partners granted us an extension to August 1, 2006 to commence making these principal and interest payments. Interest on the outstanding principal balance is due and payable monthly, in arrears, commencing on August 1, 2005 and will continue to be payable on the first day of each calendar month thereafter that any amounts under the convertible debenture remain payable.

FUTURE OPERATIONS

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue for the foreseeable future.

At April 30, 2006, we had cash of approximately $4.0 million. We may require up to $13.9 million in financing through the next twelve months in order to continue in business as a going concern because our management projects that we will require $0.3 million to $13.9 million to fund our debt and preferred share repayments, ongoing operating expenses, working capital requirements through April 30, 2007, as detailed below.

	Estimated Range
Marketing	$1,700,000	$2,000,000
Engineering, research and development	2,000,000	2,500,000
General and administrative	2,200,000	3,000,000
Capital Purchases	100,000	500,000
Debt and preferred share repayments (1)	130,000	10,700,000
General Working Capital (2)	(1,830,000)	(800,000)
TOTAL	$4,300,000	$17,900,000

(1) Principal payments on all of our outstanding debt and interest payable under our 10% convertible debentures and our 5% preferred shares are convertible into shares of our common stock.

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

Going Concern

As at April 30, 2006, we had an accumulated deficit of $101,462,214. We have incurred recurring operating losses, and our net loss for the nine months ended April 30, 2006 was $26,323,740. During the nine months ended April 30, 2006, we used cash of $6,461,696 in operating activities. As of April 30, 2006, we had a stockholders' deficiency of $20,864,637 and we had working capital of $4,792,889.

During the nine months ended April 30, 2006, we realized gross cash proceeds of $135,800 from financing activities. There can be no assurance that we can draw down amounts under the restructured $100 million equity line of credit, as we may not request advances under the $100 million standby equity distribution agreement until the underlying shares of our common stock are registered with the SEC. As of the date of this quarterly report, we have not filed such a registration statement and it is uncertain whether we will register such underlying shares until all of the outstanding principal and accrued and unpaid interest on the amended and restated 10% convertible debentures have been either converted by the holders or redeemed or paid in full by us, which must occur on or before July 23, 2008. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have:

•	an obligation under a guarantee contract;
•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets;
•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or
•
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

As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report, being April 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal controls during our quarter ended April 30, 2006 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 30, 2006, Travel Technology Innovations LLC ("TTI") provided us with a demand for arbitration. TTI alleges we have breached our sales and distribution agreement by seeking to prematurely terminate the agreement in violation of its terms, thereby damaging TTI through lost profits and has put forth a claim of $5 million. In light of the status of the case, which is in its initial phases, we cannot determine the likely outcome of this action or whether the arbitrators will grant TTI's claim.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following change in our securities occurred during the three months ended April 30, 2006:

•
By conversion notice dated April 18, 2006, Cornell Capital Partners elected to convert 183 Class A preferred shares into common shares of the Company. In response we issued 2,928,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated February 16, 2006, Crescent International Ltd. elected to convert $96,822 of its discounted convertible debentures. In response we issued 3,474,857 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The investors’ registration rights agreement in connection with our 10% convertible debentures requires us to file and have declared effective, on or before May 11, 2006, a registration statement on Form SB-2 covering the shares underlying such convertible debentures. We filed such registration statement with the SEC on January 11, 2006, and subsequently filed with the SEC on February 27, 2006 and April 12, 2006, amendments to such registration statement in response to comments received from the staff of the SEC. The SEC has not yet declared such registration statement effective, and we are engaged in ongoing discussions with the staff of the SEC regarding this registration statement. However, the holders of the 10% convertible debentures have agreed that we are currently not in default under, and have waived any rights they have under the default provisions of, such convertible debentures, as a result of the failure of the registration statement to be declared effective by the SEC by the initial deadline and have extended the deadline for the effectiveness of such registration statement until July 31, 2006.

With respect to the $1.5 million 5% convertible debenture due May 20, 2006 issued to Cornell Capital Partners, principal will be due and payable in 12 equal installments. The installments of principal were due and payable commencing on October 1, 2005 and subsequent installments were due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full. However, Cornell Capital Partners granted us an extension to July 1, 2006 to commence making these principal and interest payments. Interest on the outstanding principal balance is due and payable monthly, in arrears, commencing on August 1, 2005 and will continue to be payable on the first day of each calendar month thereafter that any amounts under the convertible debenture remain payable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number Description

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

** Filed herewith.

Reports on Form 8-K

1. On May 4, 2006, we filed a Current Report on Form 8-K regarding preliminary sales results for the third quarter ending April 30, 2006.

2. On April 19, 2006, we filed a Current Report on Form 8-K regarding the appointment of Leif Pedersen as President and Chief Executive Officer and the resignation of Al Kozak as President and Chief Executive Officer.

SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTIRE SYSTEMS INC.

/s/ Leif Pedersen
---------------------
Leif Pedersen
President and Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date: June 15, 2006

/s/ Jeff Finkelstein
---------------------
Jeff Finkelstein
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer and Principal Accounting Officer)

Date: June 15, 2006