Form 10QSB/A
period 2005-04-30
SMARTIRE SYSTEMS INC
filed 2006-07-03
CIK 1057293

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A
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
#150 - 13151 Vanier Place Richmond, British Columbia, Canada V6V 2J1 (Address of principal executive offices) (Zip Code)
604-276-9884 (Issuer’s telephone number)

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

The number of shares outstanding of our company’s common stock at May 31, 2005 was 273,475,836

Transitional Small Business Disclosure Format (check one): [ ] Yes [ X ] No

STATEMENT REGARDING THIS REPORT

Based on extensive discussions with the Staff of the Securities and Exchange Commission we have amended our Form 10-QSBs filed for the periods ending April 30, 2005, October 31, 2005 and January 31, 2006. We have also amended our Form 10-KSB/A filed for the year ended July 31, 2005.

The comments received from the staff of the SEC relate to our accounting for the gain recorded upon the extinguishment of our $2.5 million, 5% convertible debenture with respect to the guidance in EITF 00-27, Issue 12 (b). As a result of these discussions with the staff of the SEC, we have amended in this form 10-QSB/A, the conversion price used in the calculation of the accounting gain to reflect that of the closing bid price of our common stock on the date of extinguishment. The impact of this amendment on the previously filed financial statements is discussed below.

The effect of the change in methodology for accounting for the (non-cash) gain on extinguishment of debt on our consolidated statement of operations for the three and nine months ended April 30, 2005, was a decrease in the gain on settlement of convertible debt of $1,779,687, an increase in net interest and financing expense of $48,670 and a corresponding increase in our net loss of $1,828,357. Basic and diluted loss per share for the three and nine months ended April 30, 2005, remain unchanged at $0.03 and $0.07 per share respectively. The effect on our consolidated balance sheet as of April 30, 2005 was an increase in our additional paid-in capital and accumulated deficit of $6,324 respectively.

Comparative figures as at July 31, 2004 and for the three and nine months ended April 30, 2004 remain unchanged.

In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on June 13, 2005.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-QSB/A, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN "RISK FACTORS" IN OUR JULY 31, 2004 FORM 10-KSB. THE COMPANY ASSUMES NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

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

It is the opinion of management that the interim financial statements for the three and nine months ended April 30, 2005 (as restated) includes all adjustments necessary in order to ensure that the financial statements are not misleading.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

	April 30,	July 31,
	2005	2004
	(Unaudited - as restated - note 1)

Assets

Current assets:
Cash and cash equivalents	$420,270	$112,951
Receivables, net of allowance for doubtful accounts
of nil (2004 - nil)	245,617	259,508
Inventory	3,285,197	3,245,807
Prepaid expenses	192,190	189,477

	4,143,274	3,807,743

Capital assets	721,745	824,616
Deferred financing costs	-	157,020
Other assets (note 5)	1,347,765	2,147,749

	$6,212,784	$6,937,128

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$839,030	$1,293,251
Deferred revenue	11,389	10,830
Promissory notes payable (note 6)	-	1,500,000
Current portion of convertible debt	1,189,615	271,257
	2,040,034	3,075,338

Convertible debt, net of equity portion of $457,998
(July 31, 2004 - $1,955,356) (note 7)	195,001	395,574

Preferred shares, net of equity portion of $3,999,999,	1	-
subject to mandatory redemption (note 8)
Stockholders' equity:
Share capital (note 9):
Preferred shares, par value $1,000 Cdn per share:
100,000 shares authorized
Issued and outstanding: 25,000 series A
Common shares, without par value:
Unlimited shares authorized
255,798,467 shares issued and outstanding at
April 30, 2005 (July 31, 2004 - 103,130,761)	65,627,789	58,368,020
Additional paid-in capital	11,042,710	4,417,323
Deficit	(72,641,187)	(59,018,256)
Accumulated other comprehensive loss	(51,564)	(300,871)

	3,977,748	3,466,216

	$6,212,784	$6,937,128

Going concern (note 3)
Subsequent events (note 12)
Contingencies (note 13)

See accompanying notes to financial statements.

Approved on behalf of the Board:

/s/ Robert V. Rudman                                                                                                                                                                        60;              /s/ Martin Gannon
Robert Rudman, Director                                                                                                 Martin Gannon, Director

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
(Unaudited)

	Three months ended		Nine months ended
	April 30,	April 30,	April 30,	April 30,
	2005	2004	2005	2004
	(as restated - note 1)		(as restated - note 1)

Revenue	$330,406	$401,423	$1,022,484	$1,259,140

Cost of goods sold (including in the
nine months ended April 30, 2005
inventory write-down of $230,000)	255,980	287,373	966,235	1,034,523

	74,426	114,050	56,249	224,617

Expenses:
Depreciation and amortization	376,477	356,420	1,116,897	1,030,910
Engineering, research and
development	2,086,354	454,715	3,083,704	1,201,634
General and administrative	3,170,568	560,871	4,550,610	1,841,877
Marketing	1,368,330	468,312	2,275,843	1,329,636

	7,001,729	1,840,318	11,027,054	5,404,057

Loss from operations	(6,927,303)	(1,726,268)	(10,970,805)	(5,179,440)

Other earnings (expenses):
Interest income	1,382	849	3,173	5,416
Net interest and financing
expense	(237,161)	(1,214,435)	(2,812,279)	(2,960,488)
Foreign exchange gain (loss)	(14,355)	(10,405)	114,634	15,931
Gain on settlement of convertible
debt (note 7(a)) (as restated - note 1)	42,346	-	42,346	-

	(207,778)	(1,223,991)	(2,652,126)	(2,652,126)

Loss for the period	$(7,135,091)	$(2,950,259)	$(13,622,931)	$(8,118,581)

Basic and diluted loss per share	$(0.03)	$(0.04)	$(0.07)	$(0.10)

Weighted average number of common
shares used in the computation of
basic and diluted loss per share	238,545,317	80,450,524	205,742,511	77,461,046

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in United States dollars)
Prepared in accordance with U. S. generally accepted accounting principles Nine months ended April 30, 2005 (unaudited) and year ended July 31, 2004
(audited)

	Common shares			Additional			Accum. other
				paid-in			comprehensive	Stockholders'		Comprehensive
	Shares	Amount		capital	Deficit		loss	equity		income (loss )
			$	$		$	$		$	$

Balance at July 31, 2003	55,039,065	48,204,995		6,681,893	(48,031,230)		(568,354)	6,287,304		(9,505,692)

Exercise of stock options for cash	79,400	15,880		-	-		-	15,880		-
Intrinsic value of beneficial conversion feature of
convertible debentures plus fair value
of warrants issued	-	-		2,457,023	-		-	2,457,023		-
Conversion of convertible debentures and accrued
interest to common shares allocated pro-rata
between additional paid-in-capital and common
shares, net of issuance costs of $156,133	20,882,076	5,344,961		(2,788,277)	-		-	2,556,684		-
Exercise of warrants for cash, net of issuance
costs of $78,370	12,463,231	3,702,985		(1,601,970)	-		-	2,101,015		-
Issuance of shares and warrants as fees for
services received	200,000	34,800		63,375	-		-	98,175		-
Fair value of agent's warrants issued on private
placement of convertible debentures	-	-		15,699	-		-	15,699		-
Issuance of shares as fees on equity line of credit	3,605,769	375,000		(375,000)	-		-	-		-
Cash cost incurred for equity line	-	-		(35,420)	-		-	(35,420)		-
Shares issued upon draw downs on equity line of
credit, net of issuance cost of $60,601	10,861,220	689,399		-	-		-	689,399		-
Loss for the period	-	-		-	(10,987,026)		-	(10,987,026)		(10,987,026)
Translation adjustment	-	-		-	-		267,483	267,483		267,483

Balance at July 31, 2004	103,130,761	58,368,020		4,417,323	(59,018,256)		(300,871)	3,466,216		(10,719,543)

Exercise of stock options for cash (note 9(c))	5,127,048	794,692		(640,881)	-		-	153,811		-
Conversion of convertible debentures and accrued
interest to common shares allocated pro-rata between
additional paid-in-capital and common shares (note 7)	37,883,920	1,615,292		(505,528)	-		-	1,109,764		-
Intrinsic value of beneficial conversion feature of
convertible debt (note 7)	-	-		1,188,845	-		-	1,188,845		-
Settlement of convertible debt (note 7(a))	-	-		(671,642)	-		-	(671,642)		-
Intrinsic value of beneficial conversion feature of
preferred shares (note 8)				3,999,999			-	3,999,999		-
Financing cost related to preferred shares (note 8)				(177,325)			-	(177,325)		-
Exercise of warrants for cash, net of issuance costs of
$46,872 (note 9(a)(ii))	18,226,274	1,517,215		(1,017,299)	-		-	499,916		-
Exercise of warrants on a cashless basis (note 9(a))	6,789,809	654,216		(654,216)	-
Shares issued upon draw downs on equity line, net of
issuance cost of $219,234 (note 9(a)(i))	78,887,710	2,505,766		78,484	-		-	2,584,250		-
Shares issued as compensation for services (note 9(b))	5,752,945	172,588		-	-		-	172,588		-
Compensation expense (note 4)	-	-		5,024,950	-		-	5,024,950		-
Loss for the period	-	-		-	(13,622,931)		-	(13,622,931)		(13,622,931)
Translation adjustment	-	-		-	-		249,307	249,307		249,307

Balance at April 30, 2005 (as restated)	255,798,467	65,627,789		11,042,710	(72,641,187)		(51,564)	3,977,748		(13,373,624)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

	Three months ended		Nine months ended
	April 30,	April 30,	April 30,	April 30,
	2005	2004	2005	2004
	(as restated - note 1)		(as restated - note 1)

Cash provided by (used for):

Operating activities:
Loss for the period (as restated - note 1)	$(7,135,091)	$(2,950,259)	$(13,622,931)	$(8,118,581)
Items not affecting cash:
Depreciation and amortization	376,477	356,420	1,116,897	1,030,910
Stock-compensation expense	5,024,950	-	5,197,538	-
Non-cash interest, penalties and finance charges	193,536	1,111,447	2,656,188	2,770,483
Inventory write-down	-	-	200,000	-
Issuance of shares and warrants for services	-	-	-	82,838
received
Gain on settlement of convertible debt (note 7	(42,346)	-	(42,346)	-
(a)) (as restated - note 1)
Change in non-cash working capital:
Receivables	28,024	163,076	25,969	86,722
Deferred revenue	-	14,703	-	15,415
Inventory	98,158	(235,644)	(38,681)	(1,991,079)
Prepaid expenses	75,205	(92,081)	8,891	(138,511)
Accounts payable and accrued liabilities	54,256	138,090	(528,362)	135,752

Net cash used in operating activities	(1,326,831)	(1,494,248)	(5,026,837)	(6,126,051)

Investing activities:
Purchase of capital assets	(3,408)	(206,138)	(28,918)	(441,619)

Financing activities:
Cash received on exercise of stock options	153,811	-	153,811	15,880
Cash received on exercise of warrants (note 9(a))	-	52,000	546,788	2,059,385
Proceeds from equity line of credit (note 9 (a))	-	-	2,725,000	-
Proceeds from convertible debt (note 7)	457,999	-	3,152,999	2,725,000
Proceeds from preferred shares (note 8)	4,000,000	-	4,000,000	-
Proceeds from promissory notes (note 6)	350,000	750,000	875,000	750,000
Repayment of convertible debentures	(2,957,999)	(14,583)	(2,957,999)	(14,583)
Financing costs	(180,000)	(27,900)	(695,478)	(437,696)
Repayment of promissory notes (note 6)	(350,000)	-	(2,375,000)	-

Net cash used in financing activities	1,473,811	759,517	5,425,121	5,097,986

Effect of exchange rate differences on cash and cash equivalents	29,038	(140,717)	(62,047)	(88,406)

Increase (decrease) in cash and cash equivalents	172,610	(1,081,586)	307,319	(1,558,090)

Cash and cash equivalents beginning of period	247,660	1,367,190	112,951	1,843,694

Cash and cash equivalents, end of period	$420,270	$285,604	$420,270	$285,604

Supplementary information:
Interest and finance charges paid	$59,761	$114,007	$156,091	$190,005
Non-cash investing and financing activities:
Conversion of convertible debentures to common shares	245,444	528,182	1,102,832	2,084,485
Fair value of agents warrants issued in conjunction
with private placements	-	-	-	15,699
Financing costs included in accounts payable	-	-	45,000	45,000
Shares issued for services	-	-	172,588	-

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2005 and 2004

1. Basis of presentation:

The Company has amended its Form 10-QSB for the period ended April 30, 2005 as previously filed on June 13, 2005.

The Company has had extensive discussions with the Staff of the Securities and Exchange Commission, relating to its accounting for the extinguishment of certain of its convertible debentures. The comments relate to its accounting for the gain recorded upon the extinguishment of $2.5 million, 5% convertible debentures with respect to guidance in EITF 00-27, Issue 12(b). As a result of these discussions, the Company has amended the conversion price used in the calculation of the accounting gain to reflect that of the closing bid price of its common stock on the date of extinguishment. The Company has modified the accounting and footnote disclosure related to the extinguishment of the debenture accordingly.

The effect of the change in methodology for accounting for the (non-cash) gain on extinguishment of debt on the Company's consolidated statement of operations for the three and nine months ended April 30, 2005, was a decrease in the gain on settlement of convertible debt of $1,828,357 and a corresponding increase in the Company's net loss of $1,828,357. Basic and diluted loss per share for the three and nine months ended April 30, 2005, remain unchanged at $0.03 and $0.07 respectively. The effect on the Company's consolidated balance sheet as of April 30, 2005 was an increase in the Company's additional paid-in capital and accumulated deficit of $6,324 respectively.

Comparative figures for the July 31, 2004 and for the three and nine months ended April 3, 2004 remain unchanged.

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

3. Going concern:

The Company requires additional financing to fund its operations. The Company has incurred recurring operating losses and has a deficit of $72,641,187 and working capital of $2,103,240 as at April 30, 2005. During the nine months ended April 30, 2005, the Company used cash of $5,055,755 in operating and investing activities.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2005 and 2004

	Three months ended		Nine months ended
	April 30,	April 30,	April 30,	April 30,
	2005 (as restated - note 1)	2004	2005 (as restated - note 1)	2004

Net loss:
As reported (as restated - note 1)	$(7,135,091)	$(2,950,259)	$(13,622,931)	$(8,118,581)
Stock-based compensation
expense (recovery) recognized
using intrinsic value method
(variable award)	5,024,950	-	5,024,950	-
Stock-based compensation
expense determined under fair
value based method for
all awards	(4,507)	111,910	(1,087,519)	(1,264,063)

Pro forma	$(2,114,648)	$(2,838,349)	$(9,685,500)	$(9,382,644)

Basic and diluted loss per share:
As reported	$(0.03)	$(0.04)	$(0.07)	$(0.10)
Pro forma	(0.01)	(0.04)	(0.05)	(0.12)

The Company recognizes compensation expense on a straight-line basis over the vesting period beginning on the date the stock option is granted.

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions.

	April 30,	April 30,
	2005	2004

Expected dividend yield	0%	0%
Expected stock price volatility	140%	135%
Risk-free interest rate	3.74%	4.13%
Expected life of options and warrants	5 Years	2 Years

Weighted-average fair values of options granted during the period are as follows:

	April 30,	April 30,
	2005	2004

Options whose exercise price at date of grant:
Equals the market price of stock	$ 0.03	$ -
Exceeds the market price of stock	0.02	0.16
Is less than the market price of stock	-	-

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
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2005 and 2004

5. Other assets:

The rights are being amortized over five years on a straight-line basis.

		Accumulated	Net book
April 30, 2005	Cost	amortization	value

OEM - most medium and heavy duty trucks	$ 1,737,500	$ 1,473,491	$ 264,009

OEM - all other vehicles	3,300,000	2,216,244	1,083,756

	$ 5,037,500	$ 3,689,735	$ 1,347,765

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
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2005 and 2004

7. Convertible debt:

			Balance to
	Redemption	Debt	be accreted
	value of debt	component	to operations

Balance as at July 31, 2003	$1,966,667	$3	$1,966,664

Issuance of 11% discounted convertible
debenture with cash finance cost of
$264,894 and discount of $768,590	3,493,590	1,036,567	2,457,023

Accretion of deemed debt discount to
interest expense	-	3,236,921	(3,236,921)

Discount in convertible debentures	-	(768,590)	768,590

Conversion of 7%, 8% and $840,681 of
discounted convertible debentures to
common shares	(2,532,355)	(2,532,355)	-

Cash payment on discounted convertible
debentures	(305,715)	(305,715)	-

Balance as at July 31, 2004	2,622,187	666,831	1,955,356

Issuance of 5% convertible debenture with
cash finance cost of $ 323,239 (note a)	2,695,000	1,964,153	730,847

Accretion of deemed debt to interest
expense (note d)	-	2,008,237	(2,008,237)

Penalties and premiums accrued for
default on convertible debentures (note d)	128,259	128,259	-

Conversion of $60,000 of 8% and $1,042,832
discounted convertible debentures to
common shares (note b)	(1,102,832)	(1,102,832)	-

Cash payment on discounted convertible
debentures (note b)	(381,666)	(381,666)	-

Premiums paid on repayment of discounted
convertible debentures (note b)	(76,333)	(76,333)	-

Repayment of 5% convertible debentures
(note a)	(2,500,000)	(1,822,034)	(677,966)

Issuance of 5% convertible debenture (note c)	457,999	1	457,998

Balance as at April 30, 2005	1,842,614	1,384,616	457,998
Current portion of convertible debt	1,189,615	1,189,615	-

	$652,999	$195,001	$457,998

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

On March 22, 2005, the Company settled the $2,500,000 convertible debt. For accounting purposes, the consideration paid was allocated between equity and liability components based on the intrinsic value of the beneficial conversion option as equity and the remaining amount as liability at the date of transaction. The difference between the carrying value of liability and equity components and fair value of the consideration paid was charged to income and deficit respectively. This resulted in a gain on settlement of $42,346 being recorded in statement of operations and a charge to deficit of the same amount.

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

(c) A summary of stock option transactions and balances during the period ended April 30, 2005 is as follows:

		Weighted
		average
	Options	exercise
	outstanding	price

Balance at July 31, 2004	8,469,800	$0.63

Options granted	40,320,000	0.03
Options exercised	(5,127,048)	0.03
Options forfeited	(920,000)	0.93

Balance at April 30, 2005	42,742,752	$0.13

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2005 and 2004

Revenue from external customers:

	Three months ended		Nine months ended

	April 30,	April 30,	April 30,	April 30,
	2005	2004	2005	2004

United Kingdom	$157,827	$31,027	$507,520	$153,312
United States	119,533	164,798	372,075	423,334
Korea	4,217	1,350	30,423	93,619
China	-	141,488	15,998	453,877
Germany	21,917	17,244	32,378	33,339
Other	26,912	45,516	64,090	101,659

	$330,406	$401,423	$1,022,484	$1,259,140

As at April 30, 2005, 53% (July 31, 2004-53%) of the Company's fixed assets were in Canada, 18% (July 31, 2004 - 17%) were in Europe and 29% were in Korea (July 31, 2004 - 30%).

Major customers, representing 10% or more of total sales, include:

	Three months ended		Nine months ended

	April 30,	April 30,	April 30,	April 30,
	2005	2004	2005	2004

Customer A	$103,832	$18,907	$393,184	$98,380
Customer B	50,947	20,542	159,510	33,431
Customer C	-	141,488	15,998	423,945

12. Subsequent events:

(a) On May 20, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP which provides for the potential issuance and sale of up to $30 million of our common stock to Cornell Capital. Under this arrangement, the Company, at its sole discretion, may draw down on this facility, from time to time over a period of 24 months after the effective date of registration statement to be filed with Securities and Exchange Commission or until Cornell Capital purchases $30 million of shares of our common stock, whichever occurs first. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital will pay 98% of the lowest closing bid price of our common stock on the OTC Bulletin Board for the five trading days immediately following the date of the notice for the draw down. The amount of each advance is subject to a maximum of $1 million per advance, with a minimum of five trading days between advances. Cornell Capital intends to sell the shares purchased under the Standby Equity Distribution Agreement at the then prevailing market price. In addition, Cornell Capital may deduct the amount of any fees, expenses and disbursements that we have not paid from any advance. This Standby Equity Distribution Agreement replaced the Company's previous $15 million Standby Equity Distribution Agreement, dated May 19, 2004, with Cornell Capital, which was terminated by the parties.

(b) On May 20, 2005, the Company also entered into a Securities Purchase Agreement with Cornell Capital. In accordance with the Securities Purchase Agreement, we issued to Cornell Capital, for a purchase price of $1,500,000 million, a 5% convertible debenture that is convertible, at the option of Cornell Capital, into shares of our common stock at a price of $0.028 per share and matures on May 20, 2006 (note 7(c)).

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

	Three months ended		Nine months ended

	April 30,	April 30,	April 30,	April 30,
	2005 (as restated - note 1)	2004	2005 (as restated - note 1)	2004

Net loss:
As reported	$(1,799,419)	$(2,243,554)	$(8,669,695)	$(6,966,770)
Stock-based compensation
expense included in reported
net loss	4,508	7,973	1,089,282	1,125,667
Stock-based compensation
expense determined under
fair value based method
for all awards	(4,508)	115,643	(1,087,519)	(1,230,338)

Pro forma	$(1,799,419)	$(2,119,938)	$(8,669,695)	$(7,071,441)

Basic and diluted loss per share:
As reported	$(0.01)	$(0.04)	$(0.05)	$(0.10)
Pro forma	(0.01)	(0.03)	(0.04)	(0.09)

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

(e) For US GAAP, on settlement of a debenture, a gain was recorded in the statement of operations of $42,346 and a charge to retained earnings was recorded for the same amount (note 7(a)). For Canadian GAAP, no gain arises, since the carrying value of liability and equity component of the debenture is the same as the allocated fair values between liability and equity of the consideration paid.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2005 and 2004

	April 30, 2005		July 31, 2004
Consolidated	Canadian	US	Canadian	US
balance sheets	GAAP	GAAP	GAAP	GAAP
Current assets	$4,143,274	$4,143,274	$3,807,743	$3,807,743
Capital assets	721,745	721,745	824,616	824,616
Deferred financing costs (d)	-	-	443,016	157,020
Other assets	1,347,765	1,347,765	2,147,749	2,147,749
Current liabilities (c)	2,040,034	2,040,034	2,804,081	3,075,338
Long term convertible
debentures (c)	195,001	195,001	1	395,574
Preferred shares subject to
mandatory redemption	1	1	-	-
Stockholders' equity	3,977,748	3,977,748	4,419,042	3,466,216

	Three months ended		Nine months ended

	April 30,	April 30,	April 30,	April 30,
	2005 (as restated - note 1)	2004	2005 (as restated - note 1)	2004
Net loss in accordance with U.S. GAAP	$(7,135,091)	$(2,950,259)	$(13,622,931)	$(8,118,581)
Effects of differences in accounting for:
Stock based compensation expense
under U.S. GAAP (b)	5,024,950	-	5,024,950	-
Stock based compensation
recovery under Canadian GAAP (b)	(4,508)	(7,973)	(1,089,282)	(1,125,667)
Interest accretion and amortization of
debenture finance costs recorded
under US GAAP (c) (d)	357,576	782,196	2,439,497	2,409,906
Interest accretion and amortization of
debenture finance cost under
Canadian GAAP (d)	-	(67,518)	(1,379,583)	(132,428)
Gain on settlement of convertible
debt (e)	(42,346)	-	(42,346)	-

Net loss in accordance with Canadian GAAP	(1,799,419)	(2,243,554)	(8,669,695)	(6,966,770)
Beginning deficit in accordance with
Canadian GAAP	(59,534,828)	(46,486,028)	(51,971,322)	(41,762,812)
Interest on convertible debentures and
amortization of financing charges (d)	(362,543)	(646,857)	(1,055,763)	(646,857)

Ending deficit in accordance with
Canadian GAAP	$(61,696,790.00)	$(49,376,439.00)	$(61,696,790.00)	$(49,376,439.00)

Basic and diluted loss per share (in
accordance with Canadian GAAP)	$(0.01)	$(0.04)	$(0.05)	$(0.10)

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

•
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

•
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

In the Notice of Proposed Rule Making, the NHTSA concluded that direct measurement systems have major advantages over indirect systems as they:

•	actually measure the pressure in each tire and can detect when any tire or combination of tires is under-inflated, including when all tires are under-inflated;

•	operate while the vehicle is stationary;

•	are highly accurate and can detect small pressure losses, some even as low as one pound per square inch;

•	provide full time monitoring even when the vehicle is driven on bumpy roads, has mismatched tires or has a tire out of balance or alignment;

•	do not need substantial time to calibrate the system and reduce the very real possibility for human error; and

•	can tell the operator which tire is under-inflated.

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

  Compliance with the final rule is set to start on October 5, 2005. Subject to the special provisions discussed below, the phase-in schedule is as follows:

•	20% of a vehicle manufacturer's light vehicle production is required to comply with the standard during the period from October 5, 2005, to August 31, 2006;

•	70% must comply during the period from September 1, 2006 to August 31, 2007; and

•	100% of all light vehicles built on or after September 1, 2007 must comply.

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

•
The NHTSA has excluded multi-stage manufacturers and alterers from the requirements of the phase-in and has extended by one year the time for compliance by those manufacturers (i.e., until September 1, 2008).

•
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

•
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

•
A specific test course (i.e., the Southern loop of the tread wear test course, San Angelo, Texas), which is both objective and representative of a range of driving conditions, would be required to be used.

•	The TPMS would not be required to monitor the spare tire (if provided) either when it is stowed or when it is installed on the vehicle.

•
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

RESULTS OF OPERATIONS

Three months ended April 30, 2005 and April 30, 2004

Revenue

Gross revenue for the three months ended April 30, 2005 decreased to $330,406 from $401,423 for the three months ended April 30, 2004. The breakdown of the sources of our gross revenue is as follows:

•	Sales of aftermarket passenger car TPMSs decreased to $133,670 for the three months ended April 30, 2005 from $335,279 for the three months ended April 30, 2004.

•
Sales of OEM passenger car TPMSs increased to $109,631 for the three months ended April 30, 2005 from $18,096 for the three months ended April 30, 2004. The increase was primarily due to an increase in sales to Aston Martin, Ford's flagship division. We anticipate sales to increase by approximately 100% in the next quarter, mainly as a result of an increase in sales to Aston Martin.

•
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

•	Sales of aftermarket recreational vehicle TPMS decreased to $34,592 for the three months ended April 30, 2005 from $42,744 for the three months ended April 30, 2004.

•	Sales of OEM recreational vehicle TPMSs increased to $1,166 for the three months ended April 30, 2005 from $0 for the three months ended April 30, 2004.

•
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

•	Sales of miscellaneous products were $10,406 for the three months ended April 30, 2005 compared to $5,304 for the three months ended April 30, 2004.

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

General and administrative expenses increased to $3,170,568 for the three months ended April 30, 2005 from $560,871 for the three months ended April 30, 2004. Excluding the non-cash compensation expense of $2,470,800, expenses for the three months ended April 30, 2005 were $699,768, or an increase of $138,897 from the three months ended April 30, 2004. The increase was primarily attributed to higher professional fees and an increase in insurance costs. The increase was partially offset by a decrease in investor relation fees and travel costs.

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

Gain on settlement of convertible debt

A gain on settlement of convertible debt of $42,346 (as restated) was incurred for the three months ended April 30, 2005 as compared to $0 for the three months ended April 30, 2004.

Nine months ended April 30, 2005 and April 30, 2004

Revenue

Gross revenue for the nine months ended April 30, 2005 decreased to $1,022,484 from $1,259,140 for the nine months ended April 30, 2004. The breakdown of the sources of our gross revenue is as follows:

•	Sales of aftermarket passenger car systems decreased to $215,832 for the nine months ended April 30, 2005 from $923,613 for the nine months ended April 30, 2004.

•
Sales of OEM passenger car systems increased to $428,424 for the nine months ended April 30, 2005 from $117,000 for the nine months ended April 30, 2004. The increase was primarily due to an increase in sales to Aston Martin, Ford's flagship division.

•
Sales of the aftermarket motorcycle system were $79,053 for the nine months ended April 30, 2005 compared to $1,555 for the nine months ended April 30, 2004. In August 2004, we discovered that the sensor/transmitter may break during installation on the subset of motorcycle rims with curved rim surfaces when the strap is torqued to its required value. On September 14, 2004 we contacted the National Highway Transportation Safety Administration (NHTSA) to determine if a Safety Defect and Non Compliance Report was required and was advised that this was necessary. Our remedy for the defect was to recall 100% of affected sensor/transmitter items from the field and replace both recalled and inventory sensor/transmitters with sensor/transmitters previously manufactured by a different supplier that have been tested and known to use plastics that provide the required mechanical properties. Additionally to ensure that transmitters are used only on rims with flat drop center wells (as originally designed for) and not curved, the additional precautionary steps were taken:

1.	Adding improved warnings and instruction sheet to new product as well as product in inventory at dealers and distributors that clarify flat rim drop center well application only; and

2.	Removal of TPMSs on motorcycles with rims with curved drop center wells.

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

•	Sales of aftermarket recreational vehicle TPMSs were $156,025 for the nine months ended April 30, 2005 compared to $58,781 for the nine months ended April 30, 2004.

•	Sales of OEM recreational vehicle systems were $63,218 for the nine months ended April 30, 2005 compared to $10,682 for the nine months ended April 30, 2004.

•
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

•
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

•
Revenue of $0 was recorded for engineering changes to modify our products pursuant to the Hyundai Autonet agreement for the nine months ended April 30, 2005 compared to $96,079 for the nine months ended April 30, 2004. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved.

•	Sales of miscellaneous products were $37,648 for the nine months ended April 30, 2005 compared to $50,342 for the nine months ended April 30, 2004.

Gross Margin

Gross margin on product sales decreased to 6% for the nine months ended April 30, 2005 from 18% for the nine months ended April 30, 2004. The decrease in gross margin for the nine months ended April 30, 2005 was due to an inventory write-down of $230,000 for slow moving aftermarket passenger car tire pressure monitoring systems. Without the inventory write-down, the gross margin would have increased to 25% for the nine months ended April 30, 2005. Factors that would have resulted in higher margins if not for the inventory write-down are:

•	the product mix of systems sold in the nine months ended April 30, 2005 had higher gross margins than the product mix of systems sold in the nine months ended April 30, 2004; and

•	the decrease in the value of the $US against the Pound Sterling increased our margins as a higher proportion of our sales during the nine months ended April 30, 2005 were in Pound Sterling.

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

Gain on settlement of convertible debt

A gain on settlement of convertible debt of $42,346 (as restated) was incurred for the three months ended April 30, 2005 as compared to $0 for the three months ended April 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since inception. As at April 30, 2005, we had an accumulated deficit of $72,641,187. Our net loss for the three months ended April 30, 2005 was $7,135,091 and for the nine months ended April 30, 2005 was $13,622,931 compared to $2,950,259 for the three months ended April 30, 2004 and $8,118,581 for the nine months ended April 30, 2004. As of April 30, 2005, our stockholders' equity was $3,977,748 and we had a working capital of $2,103,290.

Our cash position at April 30, 2005 was $420,270 as compared to $112,951 at July 31, 2004. This increase was due to the net increase from our operating, financing and investing activities as described below.

Our net loss of $13,622,931 for our nine months ended April 30, 2005 includes non-cash charges of $1,116,897 for depreciation and amortization, $5,197,538 for compensation expense, $200,000 for an inventory write-down and $2,607,518 for interest and finance charges. Decreases in non-cash working capital during this period amounted to $532,183. Non-cash working capital changes included increases in increase in inventory and decreases in prepaid expenses, accounts receivable and in accounts payable and accrued liabilities.

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

We project a requirement for a minimum of $4.3-$7.9 million to fund our debt repayment, ongoing operating expenses and working capital requirements through April, 2006 as follows:

Marketing	$1,400,000	$1,800,000
Engineering, research and development	1,600,000	2,000,000
General and administration	2,000,000	2,400,000
Capital purchases	60,000	200,000
Debt repayment (1)	91,726	1,936,806
General working capital	(851,726)	(436,806)
	$4,300,000	$7,900,000

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

•
Our motorcycle TPMS was introduced for sale into the aftermarket in September 2002. We introduced a substantially improved second generation motorcycle TPMS in mid-February, 2004 and began delivery of this system to our distributors in May 2004. We had a recall in September and re-launched a new TPMS that fits most curved rims during April 2005.

•
During our fiscal 2004 year, we introduced low pressure TPMSs for the recreational vehicle market. Marketed as "RoadVoiceTM" and "TrailerVoiceTM", they represent the first tire monitoring systems targeted specifically at the recreational vehicle, towed vehicle and trailer markets.

•	During our 2004 fiscal year, we introduced high pressure TPMSs for the recreational vehicle market, bus and commercial market.

•
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

GOING CONCERN

As at April 30, 2005, we had an accumulated deficit of $72,641,187. Our net loss for the nine months ended April 30, 2005 was $13,622,931 compared to $8,118,581 for the nine months ended April 30, 2004. As of April 30, 2005, our stockholders' equity was $3,977,748 and we had working capital of $2,103,240.

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

•
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

•	By conversion notice dated April 20, 2005, Palisades Master Fund,

•	L.P. elected to convert $3,864 of convertible debentures. In response, we issued 138,000 shares of our common stock to pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated April 20, 2005, Goldplate Investment Partners elected to convert $66,080 of convertible debentures. In response, we issued 2,360,000 shares of our common stock to the debenture holder pursuant to Rule 506 of Regulation D under the Securities Act.

•
On March 23, 2005, we closed on a transaction pursuant to which we entered into an Investment Agreement dated as of March 22, 2005 with Cornell Capital Partners in which we sold an aggregate of $4,000,000 of our Series A 5% Convertible Preferred Stock, no par value per share (the "Preferred Stock"). The purchase price was $4,000,000, of which $2,850,000 was previously funded pursuant to certain transaction documents we previously entered into with the Cornell Capital Partners. These transaction documents were terminated by the parties on March 22, 2005. On March 23, 2005, we received net proceeds of $1,015,000, after deducting the $2,850,000 which was previously funded, a $115,000 commitment fee and legal fees in the amount of $20,000. We issued the Preferred Stock to the investor pursuant to Rule 506 of Regulation D as promulgated under the Securities Act and/or Section 4(2) of the Act.

•
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

•
On May 4, 2005, we issued 10,641,670 shares of our common stock pursuant to a redemption, settlement and release agreement with Alpha Capital Aktiengesellschaftt pursuant to Rule 506 of Regulation D under the Securities Act.

•
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

•
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit
Number	Description
10.1	Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Robert Rudman (1)
10.2	Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Allan Kozak (1)
10.3	Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Jeff Finkelstein (1)
10.4	Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Erwin Bartz (1)
10.5	Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Shawn Lammers (1)
10.6	Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and William Cronin (1)
10.7	Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Martin Gannon (1)
10.8	Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Johnny Christiansen (1)
10.9	Investment Agreement dated as of March 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners (as amended) (2) (3)
10.10	Registration Rights Agreement dated as of March 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners (2)
10.11	Termination Agreement dated as of March 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners (2)

10.12	Articles of Amendment dated as of March 18, 2005 to the Articles of Incorporation of SmarTire Systems Inc. with respect to the Series A Convertible Preferred Stock. (2)
10.13	Redemption, settlement and release agreement dated April 27, 2005 by and between SmarTire Systems Inc. and Palisades Master Fund, L.P. and PEF Advisors, Ltd. (3)
10.14	Redemption, settlement and release agreement dated May 2, 2005 by and between SmarTire Systems Inc. and Gamma Opportunity Partners, L.P. (3)
10.15	Redemption, settlement and release agreement dated May 4, 2005 by and between SmarTire Systems Inc. and Alpha Capital Aktiengesellschaftt, L.P. (3)
10.16	Redemption, settlement and release agreement dated May 13, 2005 by and between SmarTire Systems Inc. and Crescent International Ltd. (3)
10.17	Redemption, settlement and release agreement dated May 23, 2005 by and between SmarTire Systems Inc. and Goldplate Investment Partners. (3)
10.18	Registration Rights Agreement dated as of May 27, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners LP(3)
10.19	Standby Equity Distribution Agreement dated as of May 27, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners(3)
10.20	Investor Registration Rights Agreement dated as of May 27, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners(3)
10.21	Amended and Restated Convertible Debenture dated as of June 10, 2005 by and between SmarTire Systems, Inc. and Cornell Capital Partners (3)
10.22	Securities Purchase Agreement dated as of May 27, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners LP(3)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

**  Filed herewith.

1.	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on February 9, 2005.
2.	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on March 29, 2005.
3.	Incorporated by reference to SmarTire Systems Inc.'s 10-QSB filed with the Securities Exchange Commission on June 14, 2005.

(b)	Reports on form 8-K

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

SMARTIRE SYSTEMS INC.

/s/ Leif Pedersen
Leif Pedersen, President and Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)
Date: July 3, 2006

/s/ Jeff Finkelstein
Jeff Finkelstein Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)
Date: July 3, 2006