Form 10KSB/A
period 2005-07-31
SMARTIRE SYSTEMS INC
filed 2006-07-03
CIK 1057293

 U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A Amendment No. 2

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934

FOR THE FISCAL YEAR ENDED JULY 31, 2005

OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO________

COMMISSION FILE NUMBER 0-29248

SMARTIRE SYSTEMS INC.

(Name of small business issuer in its charter)

YUKON TERRITORY, CANADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
|_| Yes |X| No

STATEMENT REGARDING THIS REPORT

We are amending our Form 10-KSB/A for the year ended July 31, 2005 as previously filed on February 27, 2006.

We have had extensive discussions with the Staff of the Securities and Exchange Commission, relating to our accounting for the extinguishment of certain of our convertible debentures. The comments relate to our accounting for the gain recorded upon the extinguishment of $2.5 million, 5% convertible debentures with respect to guidance in EITF 00-27, Issue 12(b). As a result of these discussions., we have amended the conversion price used in the calculation of the accounting gain to reflect that of the closing bid price of our common stock on the date of extinguishment. We have modified the accounting and footnote disclosure related to the extinguishment of the debenture accordingly.

The effect of the change in methodology for accounting for the (non-cash) gain on extinguishment of debt on our consolidated statement of operations for the year ended July 31, 2005, was a decrease in the gain on settlement of convertible debt of $1,828,357 which resulted in a corresponding increase in our net loss of $1,828,357 and a reduction in the charge to retained earnings for the settlement. Basic and diluted loss per share for the year ended July 31, 2005, increased by $0.01 to $0.07 per share. The effect on our consolidated balance sheet as of July 31, 2005 was an increase in our additional paid in capital and accumulated deficit of $6,324 respectively.

Comparative figures as at July 31, 2004, and for the years ended July 31, 2004 and July 31, 2003 remain unchanged.

In all other material respects, this Amended Annual Report on Form 10-KSB/A is unchanged from the Annual Report on Form 10-KSB/A previously filed by the Company on February 27, 2006.

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

QUARTER ENDED	HIGH	LOW

July 31, 2005	$0.18	$0.09

April 30, 2005	$0.24	$0.02

January 31, 2005	$0.04	$0.03

October 31, 2004	$0.09	$0.03

July 31, 2004	$0.06	$0.05

April 30, 2004	$0.12	$0.11

January 31, 2004	$0.20	$0.19

October 31, 2003	$0.22	$0.22

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to all of our Company's equity compensation plans in effect as of September 30, 2005.

			Number of Securities
	Number of Securities to be Remaining		Available for
	Issued Upon Exercise of	Weighted-Average Exercise	Future Issuance Under
	Outstanding Options,	Price of Outstanding	Equity Compensation Plans
	Warrants and Rights	Options, Warrants and	(Excluding Securities
		Rights	Reflected in Column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans	4,950,000	$0.11	696,400
approved by
securityholders

Equity compensation plans	103,040,943	$0.15	1,649,890
not approved by
securityholders

Total	107,990,943	$0.15	2,346,290

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

Gain on settlement of convertible debt

A gain on settlement of $42,346 (as restated) on the settlement of convertible debt was incurred in fiscal year 2005 as compared to $0 in fiscal year 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since inception. As at July 31, 2005, we had an accumulated deficit of $75,138,474. Our net loss for fiscal year 2005 was $16,120,218 compared to $10,987,026 for fiscal year 2004. As of July 31, 2005, our stockholders' equity was $10,383,957 and we had working capital of $7,510,569.

Our cash position at July 31, 2005 was $10,059,763 as compared to $76,670 at July 31, 2004. This increase was due to the net increase from our operating, financing and investing activities as described below.

Our net loss of $16,120,218 in fiscal year 2005 includes non-cash charges of $1,497,250 for depreciation and amortization, $4,279,653 for compensation expense, $500,000 for an inventory write-down, $3,524,805 for interest and finance charges and a gain on settlement of debt of $42,346. Decreases in non-cash working capital during this period amounted to $507,809. Non-cash working capital changes included increases in inventory and accounts receivable and decreases in prepaid expenses and in accounts payable and accrued liabilities. The net cash used in operating activities in fiscal year 2005 was $6,819,995. We may require subsequent financings to meet our operating cash flow requirements.

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

Marketing	$ 1,700,000	$ 2,000,000
Engineering, research and development	1,700,000	2,100,000
General and administrative	2,200,000	2,700,000
Capital Purchases	60,000	400,000
Debt repayment (1)	3,300,000	15,000,000
General Working Capital (2)	(1,460,000)	-

TOTAL	$ 7,500,000	$ 22,200,000

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

Going Concern

The Company has incurred recurring operating losses and has a deficit of $75,138,474 and working capital of $7,510,569 as at July 31, 2005. During the year ended July 31, 2005, the Company used cash of $6,893,506 in operating and investing activities.

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

Summary Compensation Table

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long Term Compensation

						Awards		Payouts

Name and	Year	Salary	Bonus		Other	Securities	Restricted	LTIP	All Other
Principal					Annual	Underlying	Shares or	Payouts	Compensation
Position					Compen-	Options/	Restricted
					sation	SARs Share
					(1)	Granted
						Units
						(#)

Robert Rudman	2005	$215,568	$67,417	(2)	$-	5,840,000	$-	$-	$49,847	(3)
Chairman	2004	$217,478	$-		$-	1,079,500	$-	$-	$-
(Former	2003	$194,543	$-		$-	232,000	$-	$-	$-
President and
Chief
Executive
Officer)

Al Kozak	2005	$177,162	$44,495	(4)	$-	4,540,000	$-	$-	$-
President and	2004	$164,983	$-		$-	683,000	$-	$-	$-
Chief	2003	$147,585	$-		$-	111,000	$-	$-	$-
Executive
Officer
(Former Chief
Operating
Officer)

Jeff	2005	$125,748	$30,338	(5)	$-	3,000,000	$-	$-	$-
Finkelstein	2004	$97,490	$-		$-	329,610	$-	$-	$-
Chief	2003	$82,788	$-		$-	70,000	$-	$-	$-
Financial
Officer

Erwin Bartz	2005	$130,053	$88,991	(5)	$-	3,000,000	$-	$-	$-
Vice-	2004	$121,113	$-		$-	390,000	$-	$-	$-
President,	2003	$108,341	$-		$-	55,000	$-	$-	$5,826	(6)
Product
Management

Shawn Lammers	2005	$120,452	$30,338	(5)	$-	3,000,000	$-	$-	$-
Vice-	2004	$108,739	$-		$-	332,600	$-	$-	$-
President,	2003	$94,589	$-		$-	15,100	$-	$-	$-
Engineering

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

Options/SAR Grants in the Last Fiscal Year

	Number of Securities	% of Total
Name	Underlying	Options/SARS Granted	Exercise Price	Expiration Date
	Options/SARS Granted	to Employees in	($/share)
	(#)	Fiscal Year

Robert Rudman	5,840,000	14.41%	$0.03	December 19, 2009

Al Kozak	4,540,000	11.20%	$0.03	December 19, 2009

Erwin Bartz	3,000,000	7.40%	$0.03	December 19, 2009

Shawn Lammers	3,000,000	7.40%	$0.03	December 19, 2009

Jeff Finkelstein	3,000,000	7.40%	$0.03	December 19, 2009

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

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Ownership	of Class(1)

William Cronin	1,779,746(2)	*
180 Concord Drive
Madison, Connecticut, USA 06443

Martin Gannon	1,535,000(3)	*
1275 Post Road
Fairfield, Connecticut, USA 06824

Johnny Christiansen	1,150,000(4)	*
Spurvestien 24
3189 Horten, Norway

Robert Rudman	9,687,911(5)	3.33%
#40 - 5740 Garrison Road
Richmond, BC V7C 5E7

Al Kozak	6,949,181(6)	2.40%
25841 116 Avenue
Maple Ridge, BC V4R 1Z6

Jeff Finkelstein	4,434,210(7)	1.54%
3460 Regent Street
Richmond, BC V7E 2N1

Erwin Bartz	4,566,260(8)	1.59%
21 Arrow-Wood Place
Port Moody, BC V3H 4E9

Shawn Lammers	4,405,479(9)	1.53%
3460 Regent Street
Richmond, BC V7E 2N1

David Warkentin	Nil (10)	*
20580 Powell Ave.
Maple Ridge, B.C. V2X 3G1

Directors and Executive Officers as a Group	34,507,787(11)	11.01%

Cornell Capital Partners, L.P.	14,157,106(12)	4.99%
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

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of October 14, 2005.

			Number of Securities
	Number of Securities to		be Remaining Available for
	Issued Upon Exercise of	Weighted-Average Exercise	Future Issuance Under
	Outstanding Options,	Price of Outstanding	Equity Compensation Plans
	Warrants and Rights	Options, Warrants and	(Excluding Securities
		Rights	Reflected in Column (a))

Plan Category	(a)	(b)	(c)
Equity compensation plans	4,950,000	$0.11	696,400
approved by
securityholders

Equity compensation plans	103,040,943	$0.15	1,649,890
not approved by
securityholders

Total	107,990,943	$0.15	2,346,290

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

10.60 Amendment Agreement between SmarTire Systems Inc. and Talisman Management Limited dated January 21, 2004, amending the
Registration Management Limited dated January 21, 2004, amending the Registration Rights Agreement between the parties dated as of July 23, 2003.(22)

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

21.1 Subsidiaries of the Small Business Issuer**

23.1 Consent of KPMG LLP**

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

SMARTIRE SYSTEMS INC.

By: /s/ Leif Pedersen -------------------------------------- Leif Pedersen, President and Chief Executive Officer Date: July 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 3, 2006:

SIGNATURES

/s/ Robert Rudman
----------------------------------------------------
Robert Rudman, Chairman

/s/ Jeff Finkelstein
----------------------------------------------------
Jeff Finkelstein, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Leif Pedersen
----------------------------------------------------
Leif Pedersen, President and Chief Executive Officer
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

Our previous report dated September 16, 2005, except for notes 21(b), which is as of September 23, 2005, has been withdrawn and the financial statements have been revised as explained in note 1.

/s/ KPMG LLP Chartered Accountants Vancouver, Canada September 16, 2005, except for note 21(b) which is as of September 23, 2005, and 1 which is as of June 30, 2006.

COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA - U.S. REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 3 to the financial statements. Our report to the shareholders dated September 16, 2005 except for notes 21(b) which is as of September 23, 2005 and 1 which is as of June 30, 2006, is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the report of independent registered public accounting firm when these are adequately disclosed in the financial statements.

/s/ KPMG LLP Chartered Accountants Vancouver, Canada September 16, 2005, except for notes 21(b) which is as of September 23, 2005, and note 1 which is as of June 30, 2006.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

July 31, 2005 and 2004

	2005	2004
	(as restated - note 1)
Assets
Current assets:
Cash and cash equivalents	$10,059,763	$76,670
Receivables, net of allowance for doubtful accounts
of $50,750 (2004 - nil)	275,789	259,508
Inventory (note 5)	2,798,747	3,245,807
Prepaid expenses	158,188	225,758
	13,292,487	3,807,743

Capital assets (note 6)	716,763	824,616

Deferred financing costs (note 13)	18,209,280	157,020

Other assets (note 7)	1,066,013	2,147,749

	$33,284,543	$6,937,128

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities (note 8)	$915,334	$1,293,251
Deferred revenue	-	10,830
Promissory notes payable (note 9)	-	1,500,000
Current portion of convertible debentures	4,866,584	271,257
	5,781,918	3,075,338

Convertible debentures, net of equity portion of $10,111,082
(2004 - $1,955,356) (note 10)	17,118,667	395,574

Preferred shares, net of equity portion of $3,999,999, subject to
mandatory redemption, (July 31, 2004 - nil) (note 11)	1	-
Stockholders' equity:
Share capital (note 12)
Common shares, without par value:
Unlimited shares authorized (2004 - 300,000,000)
278,562,884 shares issued and outstanding (2004 - 103,130,761)	66,695,717	58,368,020
Additional paid-in capital	18,697,821	4,417,323
Deficit	(75,138,474)	(59,018,256)
Accumulated other comprehensive loss	128,893	(300,871)
	10,383,957	3,466,216

	$33,284,543	6,937,128

Going concern (note 3)
Commitments and contingencies (notes 10(b) and 19)
Subsequent events (note 21)
See accompanying notes to consolidated financial statements.

Approved on behalf of the Board

/s/ Robert Rudman /s/ Martin Ganon ----------------------------------- ----------------------------------- Robert V. Rudman Martin Ganon Director Director

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

	2005	2004	2003
	(as restated - note 1)

Revenue	$1,463,460	$1,658,279	$1,802,596

Cost of goods sold (including in the year ended
July 31, 2005 inventory write-down of $500,000)	1,634,780	1,445,563	1,387,365
	(171,320)	212,716	415,231

Expenses:
Depreciation and amortization	1,497,250	1,371,717	1,236,870
Engineering, research and development	3,297,011	1,654,690	1,177,935
General and administrative	4,953,537	2,338,758	2,939,260
Marketing	2,540,730	1,821,122	1,448,326
	12,288,528	7,186,287	6,802,391

Loss from operations	$(12,459,848)	$(6,973,571)	$(6,387,160)

Other earnings (expenses):
Interest income	39,241	5,873	2,835
Net interest and financing expense (note 14)	(3,779,151)	(4,031,820)	(3,722,505)
Foreign exchange gain	37,194	12,492	192,201
Gain on settlement of convertible debt (note 10(c))	42,346	-	-
	$(3,660,370)	$(4,013,455)	$(3,527,469)

Loss for the year	(16,120,218)	(10,987,026)	(9,914,629)

Basic and diluted loss per share	$(0.07)	$(0.13)	$(0.37)

Weighted average number of common shares used in
the computation of basic and diluted loss per
share (note 18)	222,981,341	83,356,095	26,771,427

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

	Common Shares			Additional	Deferred		Deficit	Accumulated		Stockholders'		Comprehensive
	Shares	Amount		paid-in	stock			other		equity		income (loss )
				Capital	compensation			comprehensive
								loss
			$	$		$	$		$	$	$

Balance at July 31, 2002	18,711,369	42,514,482		885,461	(17,005)		(38,116,601)	(977,291)		4,289,046		(7,000,269)

Issuance of common shares for cash upon private
placements, net of issuance costs of $289,172	6,964,286	1,810,828		-	-		-	-		1,810,828		-
Intrinsic value of beneficial conversion feature of
convertible debentures plus fair value of warrants
issued	-	-		5,157,521	-		-	-		5,157,521		-
Conversion of convertible debenture and accrued
interest to common shares net of issuance costs
of $628,526	24,381,133	3,024,395		-	-		-	-		3,024,395		-
Exercise of warrants for cash, net of issuance costs
of $61,060	3,300,000	298,940		-	-		-	-		298,940		-
Issuance of shares as fees on equity line of credit	478,412	300,000		-	-		-	-		300,000		-
Fair value of agent's warrants issued on private
placements and convertible debentures	-	-		502,367	-		-	-		502,367		-
Debt settlement through issuance of common shares	353,865	77,850		-	-		-	-		77,850		-
Issuance of shares and repricing of warrants to
settle a potential claim	850,000	178,500		136,544	-		-	-		315,044		-
Compensation expense	-	-		-	17,005		-	-		17,005		-
Loss for the period	-	-		-	-		(9,914,629)	-		(9,914,629)		(9,914,629)
Translation adjustment	-	-		-	-		-	408,937		408,937		408,937

Balance as at July 31, 2003	55,039,065	48,204,995		6,681,893	-		(48,031,230)	(568,354)		6,287,304		(9,505,692)

See accompanying notes to consolidated financial statements

SMARTIRE SYSTEMS INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

	Common Shares			Additional	Deficit		Accumulated	Stockholders'		Comprehensive
	Shares	Amount		paid-in			other	equity		income (loss )
				capital			comprehensive
							loss
			$	$		$	$		$	$

Balance at July 31, 2003	55,039,065	48,204,995		6,681,893	(48,031,230)		(568,354)	6,287,304		(9,505,692)

Exercise of stock options for cash (note 12(e))	79,400	15,880		-	-		-	15,880		-
Intrinsice value of beneficial conversion feature of convertible debentures
plus fair value of warrants issued (note 10)	-	-		2,457,023	-		-	2,457,023		-
Conversion of convertible debentures and accrued interest to common shares allocated pro-rata between additional paid-in-capital and common
shares, net of issuance costs of $156,133 (note 9)	20,882,076	5,344,961		(2,788,277)	-		-	2,556,684		-
Exercise of warrants for cash, net of issuance costs of $78,370 (note 12(f))	12,463,231	3,702,985		(1,601,970)	-		-	2,101,015		-
Issuance of shares and warrants as fees for services received (note 12(c))	200,000	34,800		63,375	-		-	98,175		-
Fair value of agent's warrants issued on private placement of convertible
debentures (note 9(b))	-	-		15,699	-		-	15,699		-
Issuance of shares as fees on equity line of credit (note 12(d))	3,605,769	375,000		(375,000)	-		-	-		-
Cash cost incurred for equity line (note 12(d))	-	-		(35,420)	-		-	(35,420)		-
Shares issued upon draw downs on equity line of credit, net of issuance
cost of $60,601 (note 12(d))	10,861,220	689,399		-	-		-	689,399		-
Loss for the period	-	-		-	(10,987,026)		-	(10,987,026)		(10,987,026)
Translation adjustment	-	-		-	-		267,483	267,483		267,483

Balance as at July 31, 2004	103,130,761	58,368,020		4,417,323	(59,018,256)		(300,871)	3,466,216		(10,719,543)

Exercise of stock options for cash (note 12(e))	6,059,998	787,800		(606,000)	-		-	181,800		-
Conversion of convertible debentures and accrued interest to common shares allocated pro-rata between additional paid-in-capital and common
shares (note 10)	51,340,389	2,147,293		(648,644)	-		-	1,498,649		-
Intrinsic value of beneficial conversion feature of convertible debt (note 10)	-	-		11,005,243	-		-	11,005,243		-
Settlement of convertible debt (note 10 (c))	-	-		(671,642)	-		-	(671,642)		-
Intrinsic value of beneficial conversion feature of preferred shares (note 11)	-	-		3,999,999	-		-	3,999,999		-
Financing cost related to preferred shares (note 11)	-	-		(145,000)	-		-	(145,000)		-
Financing cost related to convertible debenture (note 10)	-	-		(1,038,037)	-		-	(1,038,037)		-
Exercise of warrants for cash, net of ussuance costs of $46,872
(note 12 (e)(ii))	18,940,560	1,588,643		(1,017,299)	-		-	571,344		-
Cashless exercise of warrants (note 12 (b)(ii))	13,364,073	1,026,617		(1,026,617)	-		-	-		-
Shares issued upon draw downs on equity line, net of issuance cost of
$515,170 (note 12(b)(i))	78,887,710	2,505,766		410,420	-		-	2,916,186		-
Shares issued as placement fees on equity line of credit (note 12(d))	75,188	10,000		-	-		-	10,000		-
Shares issued as compensation for services (note 12(c))	6,764,205	261,578		-	-		-	261,578		-
Compensation expense (note 4(o))	-	-		4,018,075	-		-	4,018,075		-
Loss for the period	-	-		-	(16,120,218)		-	(16,120,218)		(16,120,218)
Translation adjustment	-	-		-	-		429,764	429,764		429,764
Balance as at July 31, 2005 (as restated - note 1)	278,562,884	66,695,717		18,697,821	(75,138,474)		128,893	10,383,957		(15,690,454)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

	2005	2004	2003
	(as restaed - note 1)

Cash provided used for:
Operating activities:
Loss for the year	$(16,120,218)	$(10,987,026)	$(9,914,629)
Items not affecting cash:
Depreciation and amortization	1,497,250	1,371,717	1,236,870
Stock-compensation expense	4,279,653	-	17,005
Non-cash interest, penalties and finance charges	3,573,475	3,842,107	3,694,914
Inventory write-down	500,000	-	-
Issuance of shares and warrants for services received	-	98,175	-
Issuance of shares and repricing of warrants to settle
a potential claim	-	-	315,044
Gain on settlement of convertible debt (note 10(c))	(42,346)	-	-
Change in non-cash working capital:
Receivables	(44,507)	170,127	(182,366)
Deferred revenue	-	-	9,423
Deferred financing expense	-	-	(5,000)
Inventory	(67,943)	(2,391,749)	594,333
Prepaid expenses	82,153	(50,265)	240,861
Accounts payable and accrued liabilities	(477,512)	374,794	(434,556)
Net cash used in operating activities	(6,819,995)	(7,572,120)	(4,428,101)

Investing activities:
Purchase of capital assets	(73,511)	(446,780)	(62,978)

Net cash used in investing activities	(73,511)	(446,780)	(62,978)

Financing activities:
Cash received on exercise of stock options	181,800	15,880	-
Cash received on issuance of common shares	-	-	2,100,000
Cash received on exercise of warrants (note 12)	618,217	2,179,385	360,000
Proceeds from equity line of credit (note 12)	2,725,000	750,000	-
Proceeds from convertible debentures (note 10)	34,195,000	2,725,000	5,618,000
Proceeds from preferred shares (note 11)	4,000,000	-	-
Proceeds from promissory notes (note 9)	875,000	1,500,000	250,000
Repayment of convertible debentures (note 10)	(3,360,930)	-	-
Financing costs	(19,989,564)	(626,696)	(886,799)
Repayment of promissory notes (note 9)	(2,375,000)	(305,715)	(1,600,000)

Net cash provided by financing activities	16,869,523	6,237,854	5,841,201

Effect of exhange rate difference on cash and cash equivalents	7,076	14,022	(32,396)

Net increase (decrease) in cash and cash equivalents	9,983,093	(1,767,024)	1,317,726

Cash and cash equivalents, beginning of year	76,670	1,843,694	525,968

Cash and cash equivalents, end of year	$10,059,763	$76,670	$1,843,694

Supplementary information:
Interest and finance charges paid	$235,593	$189,713	$27,591
Non-cash investing and financing activities:
Conversion of convertible debentures to common shares	1,475,517	2,556,684	3,024,395
Fair value of agents warrants issued in conjunction with
private placements	-	15,699	502,367
Settlement of debt through issuance of commone shares	-	-	77,850
Issuance of shares as consideration for equity line of credit	2,725,000	375,000	300,000
Financing costs included in accounts payable	-	52,859	30,000
Shares issued for services	261,578	-	-
See accompanying notes to consolidated financial statements

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

1. Basis of Presentation:

The Company has amended  its Form 10-KSB/A for the year ended July 31, 2005 as previously filed on February 27, 2006.

The Company has had extensive discussions with the Staff of the Securities and Exchange Commission relating to its accounting for the extinguishment of certain of its convertible debentures. The comments relate to its accounting for the gain recorded upon the extinguishment of $2.5 million, 5% convertible debentures with respect to guidance in EITF 00-27, Issue 12(b). As a result of these discussions., the Company has amended the conversion price used in the calculation of the accounting gain to reflect that of the closing bid price of its common stock on the date of extinguishment. The Company has modified the accounting and footnote disclosure related to the extinguishment of the debenture accordingly.

The effect of the change in methodology for accounting for the (non-cash) gain on extinguishment of debt on the Company's consolidated statement of operations for the year ended July 31, 2005, was a decrease in the gain on settlement of convertible debt of $1,828,357 which resulted in a corresponding increase in its net loss of $1,828,357. Basic and diluted loss per share for the year ended July 31, 2005, increased by $0.01 to $0.07 per share. The effect on the Company's consolidated balance sheet as of July 31, 2005 was an increase in its additional paid in capital and accumulated deficit of $6,324 respectively.

Comparative figures as at July 31, 2004, and for the years ended July 31, 2004 and July 31, 2003 remain unchanged.

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

3. Going concern:

The Company has incurred recurring operating losses and has a deficit of $75,138,474 and working capital of $7,510,569 as at July 31, 2005. During the year ended July 31, 2005, the Company used cash of $6,893,506 in operating and investing activities.

During fiscal 2005, the Company realized gross cash proceeds of $42,595,017 (2004 - $7,170,265) from financing activities, issued 62.5 million warrants and arranged a $160.0 million (2004 - $15.0 million) equity line of credit (note
12(d)) to fund its operations.

The Company may require additional financing to fund its operations as there can be no assurance that the Company can draw down amounts under the equity line of credit as drawdowns are subject to an effective Registration Statement filed with the SEC. Such a registration statement is not yet effective (note 20(b)). These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

Cash and cash equivalents included in the statements of cash flows is comprised of the following amounts:

	2005	2004	2003

Cash on hand and balances with banks	$ 10,059,763	$ 76,670	$ 264,628
Cash equivalents	-	-	1,554,066

	$ 10,059,763	$ 76,670	$ 1,818,694

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

(g) Other assets:

Other assets include the license to manufacture and sell tire monitoring systems to the original equipment vehicle manufacturers (note 7). Other assets are recorded at cost and are being amortized over five years on a straight-line basis.

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

(l) Warranty costs:

The Company accrues warranty costs upon the recognition of related revenue, based on its best estimates, with reference to past experience. See note 18(b).

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

FAS 123 uses the fair value method of calculating the cost of stock option grants. Had compensation cost for employee stock options been determined by this method, net loss and net loss per share would have been as follows:

	2005 (as restated - note 1)	2004	2003
Net loss:
As reported	$ (16,120,218)	$ (10,987,026)	$ (9,914,629)
Stock-based compensation expense
recognized using intrinsic value
method (variable award)	4,018,075	-	17,005
Stock-based compensation expense
determined under fair value based
method for all awards	(1,101,411)	(1,291,736)	(738,339)

Pro forma	$ (13,203,554)	$ (12,278,762)	$ (10,635,963)

Basic and diluted loss per share:
As reported	(0.07)	(0.13)	(0.37)
Pro forma	(0.06)	(0.15)	(0.40)

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
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

(p) Fair value of financial assets and liabilities:

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair value due to their short maturities. It was not practicable to estimate the fair value of the convertible debentures and the redeemable preferred shares, as they are not publicly traded or quoted and an active and liquid market does not exist for investments with similar terms, risks and other features. These instruments are convertible into the Company's common shares that currently trade in a limited volume relative to the number of shares that are issued and outstanding. The underlying value of the Company is dependent on future sales, income and product development that are, at least in part, outside of the Company's control. The existence of doubt about the Company's ability to continue as a going concern results in uncertainty about the future, and certain of the instruments are held by related parties. Information as to the terms, including the determination of carrying values, interest rates and maturity dates are set out in notes 10 and 11.

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

5. Inventory:

	2005	2004

Raw materials	$ 1,362,608	$ 1,515,438
Work in progress	45,332	554,421
Finished goods	1,390,807	1,175,948

	$ 2,798,747	$ 3,245,807

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

6. Capital assets:

		Accumulated	Net book
2005	Cost	amortization	Value

Computer hardware and software	$803,638	$623,123	$180,515
Office and shop equipment	1,477,329	1,027,230	450,099
Leasehold improvements	224,901	138,752	86,149

	$2,505,868	$1,789,105	$716,763

		Accumulated	Net book
2004	Cost	amortization	Value

Computer hardware and software	$697,178	$509,980	$187,198
Office and shop equipment	1,336,068	786,049	550,019
Leasehold improvements	207,327	119,928	87,399

	$2,240,573	$1,415,957	$824,616

7. Other assets:

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

The rights are being amortized over five years on a straight-line basis.

		Accumulated	Net book
2005	Cost	amortization	Value

OEM - most medium and heavy duty trucks	$1,737,500	$1,574,381	$163,119
OEM - all other vehicles	3,300,000	2,397,106	902,894

	$5,037,500	$3,971,487	$1,066,013

		Accumulated	Net book
2004	Cost	amortization	Value

OEM - most medium and heavy duty trucks	$1,737,500	$1,190,402	$547,098
OEM - all other vehicles	3,300,000	1,699,349	1,600,651

	$5,037,500	$2,889,751	$2,147,749

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

8. Accounts payable and accrued liabilities:

	2005	2004

Accounts payable	$311,296	$888,652
Accrued liabilities	232,629	351,718
Interest payable on convertible debentures	371,409	52,881

	$915,334	$1,293,251

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

10. Convertible debentures:

	Redemption		Balance to
	value	Debt	be accreted
	of debt	component	to debt

Balance as at July 31, 2003	$1,966,667	$3	$1,966,664

Issuance of 11% discounted convertible
debentures (b)	3,493,590	1,036,567	2,457,023

Discount in convertible debentures (b)	-	(768,590)	768,590

Cash repayment of discounted
convertible debentures (b)	(305,715)	(305,715)	-

Conversion of 8% and 7% convertible
debentures into common shares (a)	(1,691,667)	(1,691,667)	-

Conversion of discounted convertible
debentures into common shares (b)	(840,688)	(840,688)	-

Accretion of deemed debt discount to
interest expense (b)	-	3,236,921	(3,236,921)

Balance as at July 31, 2004	2,622,187	666,831	1,955,356

New issuances:
5% convertible debentures (c)	2,695,000	1,964,153	730,847
5% convertible debentures (d)	1,500,000	1	1,499,999
10% convertible debenture (e)	30,000,000	21,225,601	8,774,399

Redemptions/repayments:
5% convertible debenture (c)	(2,500,000)	(1,822,033)	(677,967)
Discounted convertible debentures (b)	(860,929)	(860,929)	-
Withholding taxes paid	(12,667)	(12,667)	-

Conversions:
8% convertible debenture (a)	(160,000)	(160,000)	-
Discounted convertible debentures (b)	(1,315,517)	(1,315,517)	-

Interest accretion:
8% convertible debentures (a)	-	274,999	(274,999)
Discounted convertible debentures (b)	-	1,680,357	(1,680,357)
5% convertible debentures (c)	-	52,881	(52,881)
10% convertible debentures (e)	-	163,315	(163,315)

Penalties and other incurred:
Discounted convertible debentures (b)	128,259	128,259	-

Balance as at July 31, 2005	32,096,333	21,985,251	10,111,082
Less: Current portion of convertible debentures	8,109,666	4,866,584	3,243,082

	$23,986,667	$17,118,667	$6,868,000

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
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

(b) $3,493,590 - 11% discounted convertible debentures issued on - December 24, 2003 On December 24, 2003, the Company closed a private placement of discounted unsecured convertible debentures in the aggregate principal amount of $3,493,590. The Company also issued 7,939,978 warrants exercisable at $0.25 (subject to adjustment pursuant to the anti-dilution provisions contained in the warrants) with an expiry period of 5 years. The Company issued the convertible debentures at a 22% original issue discount from the face principal amount (based on a notional interest rate of 11% per annum for each year of the two-year term of the debentures), resulting in gross proceeds of $2,725,000. The discount of $768,590 has been netted against the face value of debentures and is being amortized over the maturity period. Advisors to the transaction received a cash commission of $218,000 and 109,000 three year share purchase warrants exercisable at a price of $0.25 each (subject to adjustment pursuant to the anti-dilution provisions contained in the warrants). The fair value of these warrants at the date of grant was estimated at $15,699. The fair value of these warrants was estimated on the date of issuance using the Black-Scholes option valuation model using the volatility 141%, risk free interest rate 3.28%, expected life of warrants 3 years. In addition, expenses of $46,894 for professional fees related to this transaction were incurred. The discounted convertible debentures do not otherwise bear interest, and will mature on April 1, 2006. The outstanding principal amount of each debenture may be converted at any time into shares of the Company's common stock, in whole or in part, at the option of the holder of the debenture at a set price of $0.22 per share (subject to adjustment pursuant to the anti-dilution provisions contained in the debentures). The Company was to make the monthly redemption payments of $145,566 over two years in cash unless during the twenty trading day prior notice period immediately prior to the applicable monthly redemption date the Company irrevocably notifies the holder that it will issue underlying shares in lieu of cash at a conversion price equal to the lesser of:

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

On issuance of the debenture, under EITF 98-5, SmarTire calculated the intrinsic value of the beneficial conversion feature as $677,996 and recorded it as additional paid in capital with the remaining value classified as a liability On March 22, 2005, the debenture was repaid for $2.5 million from the proceeds from the issuance of 25,000 mandatory redeemable, convertible preferred stock for which SmarTire received gross proceeds of $4 million. No redemption warrants were issued as the preferred shares were issued to the same investor as the $2.5 million convertible debenture. Under EITF 00-27, Issue 12(b), the reacquisition price allocated to the convertible feature was $2,499,999 (based on a share price at the reacquisition date of $0.034). The remaining amount of the reacquisition proceeds of $1 was allocated to the liability. The difference between the $42,346 carrying value of the liability and the allocated reacquisition proceeds of $1 was recognized as a gain in the income statement.

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

11. Preferred shares subject to mandatory redemptions:

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

12. Share capital:

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	8,469,800	$0.63	1,714,400	$2.54	1,677,250	$3.08
Options granted	40,520,000	0.03	9,169,600	0.20	778,300	1.42
Options exercised	(6,059,998)	(0.03)	(79,400)	(0.20)	-	-
Options forfeited	(957,000)	(1.01)	(2,334,800)	(0.38)	(741,150)	(2.80)

Outstanding, end of year	41,972,802	$0.13	8,469,800	$0.63	1,714,400	$2.54

	Options outstanding			Options exercisable

		Weighted
		average	Weighted		Weighted
		remaining	Average		Average
Range of	Number	contractual	Exercise	Number	exercise
exercise prices	of shares	life	Price	exercisable	price

$0.03 - 0.04	34,260,002	4.42	$0.03	34,060,002	$0.03
$0.085 - 0.20	6,410,600	3.13	0.20	6,210,600	0.20
$0.52 - 1.00	136,134	2.46	0.60	136,134	0.60
$1.16 - 8.11	1,166,066	1.39	2.64	1,166,066	2.64

$0.85 - 6.76	41,972,802	4.13	$0.13	41,572,802	$0.13

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

The exercise price of warrants issued were not less than the market price of the Company's common shares at the date of issuance.

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding, beginning of year	37,483,485	$0.20	32,154,507	$0.38	2,030,317	$3.13
Issued	62,500,000	0.16	19,562,209	0.21	33,543,907	0.27
Exercised	(34,884,744)	0.03	(12,463,231)	0.25	(3,300,000)	0.11
Expired	(110,600)	1.70	(1,770,000)	3.30	(119,717)	2.00

Oustanding, end of year	64,988,141	$0.16	37,483,485	$0.20	32,154,507	$0.38

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

13. Deferred financing costs:

	2005	2004

$160 million equity line of credit (note 12 (d))
Commitment fee	$16,000,000	$-
Professional fees	74,086	-
Agent placement fee	10,000	-

	16,084,086	-

$30 million 10% convertible debentures (note 10)
Commissions	2,130,000	-
Professional fees	35,500	-

	2,165,500	-

Discounted convertible debenture (note 10)
Commissions	218,000	218,000
Fair value of agents warrants	15,699	15,699
Professional fees	46,894	46,894

	280,593	280,593

	18,530,179	280,593
Amortization	(320,899)	(123,573)

	$18,209,280	$157,020

The deferred charges related to the discounted convertible debenture are being amortized over the maturity period. During the year, $197,326 (2004 - $123,573) was amortized and charged to interest expense. The fees with respect to the $160.0 million equity line of credit have been deferred pending completion of the registration statement process.

14. Net interest and financing expenses:

	2005	2004	2003

Interest accreted on convertible debentures	$1,823,026	$578,363	$3,317,457
Short-term debt interest expense and finance charges	112,274	1,206,762	3,513
Interest paid on convertible debentures	942,892	1,777,721	101,535
Amortization of deferred financing fees	852,289	468,974	300,000

	$3,730,481	$4,031,820	$3,722,505

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

15. Financial instruments:

(a) Credit risk:

The majority of the Company's activities are concentrated in the automotive industry and sales are primarily to a few major customers (note 19). To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses based on a risk assessment of its customers.

(b) Foreign currency risk:

The Company operates internationally which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. To July 31, 2005, the Company has not entered into derivatives or other hedging instruments to mitigate its foreign exchange risk.

16. Related party transactions:

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

17. Income taxes:

(a) Effective tax rate:

The effective income tax rates differ from the Canadian statutory rates for the following reasons:

	2005 (as restated - note 1)	2004	2003

Canadian statutory tax rate	35.60%	36.40%	38.50%
Computed tax expense	$(5,738,798)	$(3,999,277)	$(3,817,132)
Foreign losses tax affected at lower rates	103,937	5,162	192,027
Reduction in effective tax rates		(339,481)
Permanent and other differences	3,591,989	1,352,012	387,870
Change in valuation allowance	2,042,872	2,981,584	3,237,235

	$-	$-	$-

(b) Deferred tax assets and liabilities:

	2005	2004

Deferred tax assets:
Fixed and other assets, accounting
depreciation in excess of tax	1,642,001	1,220,775
Loss carryforwards	17,812,576	16,534,418
Scientific research and development expenses	413,060	382,971
Share issue costs	721,844	549,499
Others	178,261	37,207

Total gross deferred tax assets	20,767,742	18,724,870
Valuation allowance	(20,767,742)	(18,724,870)

Net deferred tax assets	-	-

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

2012 $ 100,000 2013 1,000,000 2019 1,800,000 2020 1,300,000 2021 400,000 2022 800,000 2023 300,000 2024 400,000 2025 100,000 $ 6,200,000

For United Kingdom tax purposes, the Company has approximately $11,100,000 of non-capital losses for income tax purposes available at July 31, 2005 to reduce taxable income of future years. These losses may be carried forward indefinitely.

18. Earnings (loss) per share:

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

19. Commitments and contingencies:

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

Balance, August 1, 2003	$20,438

Provision increase	85,934
Expenditures	(16,512)

Balance, July 31, 2004	89,860

Provision increase	15,856
Expenditures	(55,276)

Balance, July 31, 2005	$50,440

20. Segmented information:

The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

Revenue from external customers:

	Revenue from
	external customers

	2005	2004	2003

United Kingdom	$746,889	$225,517	$261,905
United States	520,615	651,089	509,228
China	15,998	514,365	243,866
Italy	-	-	391,169
Other	179,958	267,308	396,428

	$1,463,460	$1,658,279	$1,802,596

As at July 31, 2005, 52% (2004-53%) of the Company's fixed assets were in Canada, 18% (2004-17%) were in Europe and 30% were in Korea (2004-30%).

Major customers, representing 10% or more of total sales, include:

	2005	2004	2003

Customer A	$546,423	$ <10%	$ <10%
Customer B	234,244	<10%	<10%
Customer C	<10%	484,433	<10%
Customer D	<10%	<10%	391,169

21. Subsequent events:

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

22. Contingencies

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

23. Differences between Canadian and United States Generally Accepted Accounting Principles and Practices:

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

	2005 (as restated - note 1)	2004	2003

Net loss:
As reported in accordance with Canadian GAAP	$(12,805,976)	$(9,082,381)	$(6,552,235)
Stock-based compensation expense
included in reported net loss	1,089,282	1,130,170	-
Stock-based compensation expense
determined under fair value
based method for all awards	(1,101,411)	(1,257,378)	(458,819)

Pro forma	$(12,098,105)	$(9,209,589)	$(7,011,05)

Basic and diluted loss per share:
As reported	$(0.05)	$(0.11)	$(0.24)
Pro forma	(0.05)	(0.11)	(0.26)

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

(e) For U.S. GAAP, on settlement of a debenture, a gain was recorded in the statement of operations of $42,346 (as restated) and a charge to retained earnings was recorded for the same amount (note 10(c)). For Canadian GAAP, no gain arises, since the carrying value of liability and equity component of the debenture is the same as the allocated fair values between liability and equity of the consideration paid.

	2005		2004

Consolidated	Canadian		Canadian
balance sheets	GAAP	U.S. GAAP	GAAP	U.S. GAAP
		(as restated - note 1)

Current assets	$13,292,487	$13,292,487	$3,807,743	$3,807,743
Capital assets	716,763	716,763	824,616	824,616
Deferred financing costs (d)	16,206,086	18,209,280	443,016	157,020
Other assets	1,066,013	1,066,013	2,147,749	2,147,749
Current liabilities (c)	1,649,690	5,781,918	2,804,081	3,075,338
Long term convertible debentures (c)	1,272,123	17,118,667	1	395,574
Preferred shares subject to
mandatory redemption	1	1	-	-
Stockholders' equity	28,359,535	10,383,957	4,419,042	3,466,216

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2005, 2004 and 2003

	2005 (as restated - note 1)	2004	2003

Net loss in accordance with US GAAP	$(16,120,218)	$(10,987,026)	$(9,914,629)
Effects of difference in accounting for:
Stock based compensation expense under US GAAP (b)	4,018,075	-	17,005
Stock based compensation
(recovery) under Canadian GAAP (b)	(1,089,282)	(1,130,170)	-
Interest accretion and amortization of debenture finance
costs recorded under US GAAP (c)(d)	2,689,712	3,360,389	3,359,977
Interest accretion and amortization of debenture finance
cost under Canadian GAAP (d)	(1,541,917)	(325,574)	(14,588)
Gain on settlement of convertible debt (d)	(42,346)	-	-

Net loss in accordance with Canadian GAAP	(12,085,976)	(9,082,381)	(6,552,235)
Beginning deficit in accordance with Canadian GAAP	(51,971,332)	(41,762,812)	(35,210,577)
Interest on convertible debentures and amortization of financing charges (d)	(1,055,763)	(1,126,239)	-

Ending deficit in accordance with Canadian GAAP	(65,113,071)	(51,971,332)	(41,762,812)

Basic and diluted loss per share (in accordance with Canadian GAAP)	(0.05)	(0.11)	(0.24)

24. Comparative figures:

Certain figures have been reclassified to conform to the financial presentation adopted for the current year.