Form 10QSB/A
period 2005-10-31
SMARTIRE SYSTEMS INC
filed 2006-07-03
CIK 1057293

UNITED STATES
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___________ to ____________

Commission file number 0-29248

SMARTIRE SYSTEMS INC.
(Exact name of small business issuer as specified in its charter)

Yukon Territory, Canada (State or other jurisdiction of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of our common stock at November 30, 2005 was 287,646,656.

Transitional Small Business Disclosure Format (check one): [ ] Yes [ X ] No

STATEMENT REGARDING THIS REPORT

This Form 10-QSB/A for the period ended October 31, 2005 includes comparative figures that have been restated from prior annual and quarterly fiscal periods.

Based on extensive discussions with the staff of the Securities and Exchange Commission we have amended our Form 10-QSBs filed for the periods ending April 30, 2005, October 31, 2005 and January 31, 2006. We have also amended our Form 10-KSB/A filed for the year ended July 31, 2005.

The comments received from the staff of the SEC relate to our accounting gain recorded upon the extinguishment of our $2.5 million, 5% convertible debenture with the respect to guidance in EITF 00-27, Issue 12(b). As a result of these discussions with the staff of the SEC, we have amended in this Form 10-QSB/A, the conversion price used in the calculation of the accounting gain to reflect that of the closing bid price of our common stock on the date of extinguishment. The impact of this amendment on the previously filed financial statements is discussed below.

The effect of the change in methodology for accounting for the (non-cash) gain on extinguishment of debt on our consolidated balance sheet as of October 31, 2005 was an increase in our additional paid-in capital and accumulated deficit of $6,324 respectively. As these changes have been reflected in our amended Form 10-KSB for the year ended July 31, 2005, for the three months ended October 31, 2005 there is no impact to the consolidated statement of operations.

The cumulative effect of the change in accounting methodology related to the gain on the extinguishment of the $2.5 million convertible debenture to the consolidated balance sheet as of July 31, 2005 was an increase in our additional paid-in capital and accumulated deficit of $6,324 respectively. The consolidated statement of operations for the three month period ended October 31, 2005 remains unchanged.

In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on December 14, 2005.

PART I - FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-QSB/A, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR JULY 31, 2005 FORM 10-KSB. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited and SmarTire Technologies Inc. (“we,” “us,” “our,” and “SmarTire”) as of October 31, 2005 and for the three months ended October 31, 2005 and October 31, 2004 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the three months ended October 31, 2005 (as restated) includes all adjustments necessary in order to ensure that the financial statements are not misleading.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

	October 31, 2005	July 31, 2005
	(Unaudited - as restated - note 1)
Assets
Current assets:
Cash and cash equivalents	$4,230,525	$10,059,763
Short term investments (note 2(a))	3,268,365	-
Receivables, net of allowance for doubtful accounts
of $62,131 (July 31, 2005 - $50,750)	503,055	275,789
Inventory	2,594,527	2,798,747
Prepaid expenses	665,522	158,188
	11,261,994	13,292,487

Capital assets	749,927	716,763

Deferred financing costs (note 4)	2,016,029	18,209,280

Other assets	779,377	1,066,013

	$14,807,327	$33,284,543

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities	$984,753	$915,334
Current portion of convertible debentures	7,368,421	4,866,584
	8,353,174	5,781,918

Convertible debentures, net of equity portion of $9,501,997
(July 31, 2005 - $10,111,082) (note 5)	15,031,476	17,118,667

Preferred shares, net of equity portion of $3,999,687, subject to
mandatory redemption (July 31, 2005 - $3,999,999)	313	1

Stockholders' equity (deficiency):
Share capital (note 6)
Common shares, without par value:
Unlimited shares authorized
287,646,656 shares issued and outstanding	67,223,869	66,695,717
(July 31, 2005 - 278,562,884)
Additional paid-in capital	16,989,721	18,691,497
Deficit	(93,349,997)	(75,132,150)
Accumulated other comprehensive income	558,771	128,893

	(8,577,636)	10,383,957
	$14,807,327	33,284,543

Contingencies (note 8)
Subsequent events (note 10)
See accompanying notes to consolidated financial statements.

Approved on behalf of the Board

/s/ Robert Rudman /s/ Martin Gannon
Robert Rudman, Director Martin Gannon, Director

SMARTIRE SYSTEMS INC.
Consolidated Statement of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2005 and 2004
(Unaudited)

	2005	2004

Revenue	$592,866	$301,169

Cost of goods sold	423,688	220,436
	169,178	80,733

Expenses:
Depreciation and amortization	371,828	360,137
Engineering, research and development (note 2(b)(ii))	(33,445)	501,685
General and administrative (note 2(b)(ii))	(159,567)	579,131
Marketing (note 2(b)(ii))	416,208	496,787
	595,024	1,937,740

Loss from operations	$(425,846)	$(1,857,007)

Other earnings (expenses):
Interest income	73,446	484
Net interest and financing expense (note 4)	(17,631,436)	(585,021)
Foreign exchange gain (loss)	(227,687)	57,644
	$(17,785,677)	$(526,893)

Loss for the period	(18,211,523)	(2,383,900)

Basic and diluted loss per share	$(0.06)	$(0.02)

Weighted average number of common shares used in
the computation of basic and diluted loss per share	282,633,998	152,905,430

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Stockholders' Equity (Deficiency) and Comprehensive Loss (Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Three months ended October 31, 2005 (unaudited) and year ended July 31, 2005

	Common Shares			Additional	Deficit		Accumulated	Stockholders'		Comprehensive
	Shares	Amount		paid-in			other	equity		loss
				capital			comprehensive	(deficiency )
							income (loss)
			$	$		$	$		$	$

Balance as at July 31, 2004	103,130,761	58,368,020		4,417,323	(59,018,256)		(300,871)	3,466,216		(10,719,543)

Exercise of stock options for cash	6,059,998	787,800		(606,000)	-		-	181,800		-
Conversion of convertible debentures and accrued interest to common shares allocated pro-rata between additional paid-in-capital and common
shares	51,340,389	2,147,293		(648,644)	-		-	1,498,649		-
Intrinsic value of beneficial conversion feature of convertible debt	-	-		11,005,243	-		-	11,005,243		-
Settlement of convertible debt	-	-		(671,642)	-		-	(671,642)		-
Intrinsic value of beneficial conversion feature of preferred shares	-	-		3,999,999	-		-	3,999,999		-
Financing cost related to preferred shares	-	-		(145,000)	-		-	(145,000)		-
Financing cost related to convertible debentures	-	-		(1,038,037)	-		-	(1,038,037)		-
Exercise of warrants for cash - net of issuance costs of $46,872	18,940,560	1,588,643		(1,017,299)	-		-	571,344		-
Cash-less exercise of warrants	13,364,073	1,026,617		(1,026,617)	-		-	-		-
Shares issued upon draw downs on equity line, net of issuance costs of
$515,170	78,887,710	2,505,766		410,420	-		-	2,916,186		-
Shares issued as placement fees on equity line of credit	75,188	10,000		-	-		-	10,000		-
Shares issued as compensation for services	6,764,205	261,578		-	-		-	261,578		-
Compensation expense	-	-		4,018,075	-		-	4,018,075		-
Loss for the period	-	-		-	(16,120,218)		-	(16,120,218)		(16,120,218)
Translation adjustment	-	-		-	-		429,764	429,764		429,764
Balance as at July 31, 2005	278,562,884	66,695,717		18,697,821	(75,138,474)		128,893	10,383,957		(15,690,454)

Exercise of stock options for cash	860,000	111,800		(86,000)	-		-	25,800		-
Exercise of warrants for cash	1,100,000	110,000		-	-		-	110,000		-
Conversion of convertible debentures and accrued interest to common shares allocated pro-rata between additional paid-in
capital and common shares	7,123,772	306,352		(92,286)	-		-	214,066		-
Stock-based compensation recovery	-	-		(1,633,975)	-		-	(1,633,975)		-
Amortization of financing fees	-	-		104,161	-		-	104,161		-
Loss for the period	-	-		-	(18,211,523)		-	(18,211,523)		(18,211,523)
Translation adjustment	-	-		-	-		429,878	429,878		429,878
Balance as at October 31, 2005 (as restated - note 1)	287,646,656	67,223,869		16,989,721	(93,349,997)		558,771	(8,577,636)		(17,781,645)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2005 and 2004
(Unaudited)

	2005	2004

Cash provided (used for):
Operating activities:
Loss for the period	$(18,211,523)	$(2,383,900)
Items not affecting cash:
Depreciation and amortization	371,828	360,137
Stock-based compensation recovery	(1,633,975)	-
Non-cash interest and finance charges	16,696,167	557,962
Change in non-cash working capital:
Receivables	(203,748)	(2,824)
Inventory	291,871	24,549
Prepaid expenses	(499,555)	(184,673)
Accounts payable and accrued liabilities	39,066	(338,191)

Net cash used in operating activities	(3,149,869)	(1,966,940)

Investing activities:
Purchase of capital assets	(40,656)	(15,157)
Purchase of short-term investments	(3,250,000)	-
Net cash used in investing activities	(3,290,656)	(15,157)

Financing activities:
Cash received on exercise of stock options	25,800	-
Cash received on exercise of warrants	110,000	546,788
Proceeds from equity line of credit	-	2,725,000
Financing costs	-	(187,622)
Repayment of promissory notes	-	(935,317)

Net cash provided by financing activities	135,800	2,148,849

Effect of exchange rate difference on cash and cash equivalents	475,487	(47,753)

Net increase (decrease) in cash and cash equivalents	(5,829,238)	118,999

Cash and cash equivalents, beginning of year	10,059,763	112,951

Cash and cash equivalents, end of period	$4,230,525	$231,950

Supplementary information:
Interest and finance charges paid	$935,269	$54,475
Non-cash investing and financing activities:
Conversion of convertible debentures to common shares	306,352	734,388

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2005 and 2004

1. Interim financial statements:

The consolidated financial statements include the accounts of the parent company and its subsidiaries after elimination of all inter-company balances and transactions. All subsidiaries are 100% owned.

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

The Company has amended its Form 10-QSB for the period ended October 31, 2005 as previously filed on December 15, 2005.

The Company has had extensive discussions with the Staff of the Securities and Exchange Commission, related to the Company's accounting for the extinguishment of certain of its convertible debentures. The comments relate to its accounting for the gain recorded upon the extinguishment of its $2.5 million, 5% convertible debentures originally recorded in the period ended April 30, 2005. As a result of these discussions, the Company has amended the conversion price used in the calculation of the accounting gain to reflect that of the closing bid price of its common stock on the date of extinguishment. The Company has modified the accounting and footnote disclosure related to the extinguishment of the debenture accordingly. The Company has also amended its Form 10-QSB for the period ended April 30, 2005 and its Form 10-KSB/A for the year ended July 31, 2005 with respect to these changes.

The effect of the change in methodology in accounting for the (non-cash) gain on extinguishment of debt on its consolidated balance sheet as of October 31, 2005 was an increase in the Company's additional paid-in capital and accumulated deficit of $6,324 respectively. As these changes have been reflected in the Company's amended Form 10-KSB/A for the year ended July 31, 2005, and for the three months ended October 31, 2005, there is no impact to the consolidated statement of operations.

The cumulative effect of the change in accounting methodology related to the gain on the extinguishment of the $2.5 million convertible debenture to the consolidated balance sheet as of July 31, 2005 was an increase in the Company's additional paid-in capital and accumulated deficit of $6,324 respectively. The consolidated statement of operations for the three month period ended October 31, 2005 remains unchanged.

The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Report of the Independent Registered Public Accounting Firm on the financial statements of the Company as of and for the fiscal year ended July 31, 2005 included in Form 10-KSB/A contained an explanatory paragraph that expresses substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of October 31, 2005, the Company had an accumulated deficit of $93,349,997 and incurred a net loss of $18,211,523 for the three-month period ended October 31, 2005. As of October 31, 2005 the Company had cash and cash equivalents and short-term investments of $7,498,890, working capital of $2,908,820, a current ratio of 1.35, total assets of $14,807,327, total liabilities of $23,384,963, and a stockholders' deficiency of $8,577,636.

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

Interim unaudited financial results should be read in conjunction with the audited financial statements included in the SEC Report on Form 10-KSB/A, for the period ended July 31, 2005.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2005 and 2004

	Three months ended
	October 31,	October 31,
	2005	2004
Net loss:
As reported	$(18,211,523)	$(2,383,900)
Stock-based compensation expense
recognized using intrinsic value method (variable award)	$-	$-
Stock-based compensation expense determined under
fair value method for all awards	$(18,151)	$(6,377)
Pro forma	$(18,229,674)	$(2,390,277)

Basic and diluted loss per share:
As reported	$(0.06)	$(0.02)
Pro forma	(0.06)	(0.02)

The Company recognizes compensation expense on a straight-line basis over the vesting period beginning on the date the stock option is granted.

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions.

	October 31,	October 31,
	2005	2004

Expected dividend yield	0%	0%
Expected stock price volatility	145%	137%
Risk-free interest rate	3.50%	4.11%
Expected life options and warrants	5 years	5 years

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2005 and 2004

5. Convertible debentures:

	Redemption		Balance to be
	value of debt	Debt component	accreted to debt

Balance as at July 31, 2005	$32,096,333	$21,985,251	$10,111,082

Conversions:
8% convertible debenture	(115,000)	(115,000)	-
Discounted convertible debenture	(79,439)	(79,439)	-

Interest accretion:
10% convertible debentures	-	608,364	(608,364)
5% convertible debentures	-	721	(721)

Balance as at October 31, 2005	$31,901,894	$22,399,897	$9,501,997
Less: Current portion of convertible debentures	$11,401,894	$7,368,421	$4,033,473

	$20,500,000	$15,031,476	$5,468,524

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

6. Share capital:

Authorized:

Unlimited number of common shares with no par value 100,000 preferred shares, issuable in series

Common shares issued and fully paid:

	Number of
	shares	Amount

Balance at July 31, 2005	278,562,884	$66,695,717
Common shares issued upon conversion of convertible debentures	7,123,772	306,352
Common shares issued upon exercise of warrants	1,100,000	110,000
Common shares issued on exercise of employee stock options	860,000	111,800

Balance at October 31, 2005	287,646,656	$67,223,869

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
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2005 and 2004

Revenue from external customers:

	Three months ended
	October 31, 2005	October 31, 2004

United Kingdom	$246,560	$158,439
United States	344,771	113,355
Other	1,535	29,375

	$592,866	$301,169

As at October 31, 2005, 83% (July 31, 2005-52%) of the Company's fixedassets were in Canada, 17% (July 31, 2005 - 18%) were in Europe and nil were in Korea (July 31, 2005 - 30%). Major customers, representing 10% or more of total sales, include:

	Three months ended
	October 31, 2005	October 31, 2004

Customer A	$194,126	$134,427
Customer B	158,174	-
Customer C	63,305	52,828

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2005 and 2004

	Three months ended
	October 31, 2005	October 31, 2004

Net loss:
In accordance with Canadian GAAP (note 11(d))	$(17,987,635)	$(1,972,007)
Stock-based compensation expense included
in reported net loss	18,151	9,788
Stock-based compensation expense determined
under fair value based method for all awards	(18,151)	(6,377)

Pro forma	$(17,987,635)	$(1,968,596)

Basic and diluted loss per share:
As reported	$(0.06)	$(0.01)
Pro forma	(0.06)	(0.01)

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

	October 31, 2005		July 31, 2005
	Canadian		Canadian
Consolidated balance sheets	GAAP	U.S. GAAP	GAAP	U.S. GAAP
	(as restated - note 1)

Current assets	$11,261,994	$11,261,994	$13,292,487	$13,292,487
Capital assets	749,927	749,927	716,763	716,763
Deferred financing costs	115,850	2,016,029	16,206,086	18,209,280
Other assets	779,377	779,377	1,066,013	1,066,013
Current liabilities	1,643,888	8,353,174	1,649,690	5,781,918
Long term convertible debentures	1,519,951	15,031,476	1,272,123	17,118,667
Preferred shares subject to
mandatory redemption	313	313	1	1
Stockholders' equity (deficiency)	$9,742,996	$(8,577,636)	$28,359,535	$10,383,957

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2005 and 2004

	Three months ended
	October 31,	October 31,
Consolidated statement of operations and deficit:	2004	2004

Net loss in accordance with U.S. GAAP	$(18,211,523)	$(2,383,900)
Effects of difference in accounting for:

Stock based compensation expense under U.S. GAAP	-	-
Stock based compensation (recovery) under Canadian GAAP	(18,151)	(9,788)
Interest accretion and amortization of debenture finance costs
recorded under U.S. GAAP	(17,389,397)	552,416
Interest accretion and amortization of debenture finance costs
under Canadian GAAP	17,631,436	(130,737)

Net loss in accordance with Canadian GAAP	(17,987,635)	(1,972,009)
Beginning deficit in accordance with Canadian GAAP	(65,064,401)	(51,971,332)
Interest on convertible debentures and amortization of finance
charges	-	(393,907)

Ending deficit in accordance with Canadian GAAP	(83,052,036)	(54,337,248)

Basic and diluted loss per share
(in accordance with Canadian GAAP)	$(0.06)	$(0.01)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

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

We are a “foreign private issuer,” as such term is defined in Rule 3b-4 under the Securities Exchange Act of 1934. However, we have elected to file with the SEC the same reports that a domestic registrant would be required to file under section 13(a) of the Securities Exchange Act of 1934.

We develop and market technically advanced tire pressure monitoring systems (“TPMSs”) for the transportation and automotive industries that monitor tire pressure and tire temperature. Our TPMSs are designed for improved vehicle safety, performance, reliability and fuel efficiency.

Although we currently sell only TPMSs for passenger cars, buses, recreational vehicles, trucks and motorcycles, our vision is to become a preeminent provider of wireless sensing and control systems for the vehicle industry. Our vision may be extended to three basic types of systems: sensing, control and system applications.

On October 12, 2005 we entered into a seven year marketing and distribution agreement with DANA Corporation through its Heavy Vehicle Technology and Systems Group. Under the marketing and distribution agreement Dana will market and sell our tire monitoring systems to original equipment manufacturer (“OEM”) customers throughout North America, Mexico, Australia and New Zealand. The companies will collaborate on marketing opportunities to meet the needs of their global customers and markets. DANA is a leading Tier I supplier in the design and manufacture of commercial vehicle drive train components for medium and heavy duty vehicles for sale to OEMs and associated original equipment service and the independent aftermarket.

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

On November 21, 2005, we and Hyundai Autonet Company, Ltd (“HACO”) mutually terminated our contract manufacturing agreement with. HACO. This termination was a result of HACO’s acquisition by Hyundai Motor Company. The termination has not impacted our business, nor were there any costs of termination.

Sensing Applications

Our vision is to commercialize a wide array of sensors, compatible with our TPMSs for the vehicle industry. We developed a receiver module with Vansco that functions as a “wireless gateway” that we began shipping to customers in August 2005. This receiver module can wirelessly receive signals from up to 256 new sensors in addition to signals from tire pressure sensors. The data from these sensors can then be placed on the vehicle bus or on a display module. This ensures that the driver, maintenance group or monitoring agencies have access to the sensor data as required. In addition to tire pressure monitoring, customers would have the ability to access far more data on their vehicle. This translates to a higher value proposition to the customer, while giving us the ability to sell more products. We plan to develop one additional application in the next year that can be integrated into our receiver module.

Control Applications

A natural evolution of our product family is to use the “wireless gateway” module to not only receive signals from sensors but to act on the data received.

The basic premise is based on using sensors to interpret a condition and then have the “wireless gateway” module send a control signal to a device to perform a specified action based on the sensor output. For example, when the “wireless gateway” module receives data from a tire sensor it can control a “horn” to provide an audible warning, activate a lamp or provide information to a vehicle display control.

We have trademarked our wireless gateway product line as the SmartWave™ brand. The SmartWave brand will apply to all products developed under our wireless gateway architecture and we are currently evaluating a number of other control applications.

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

Our direct measurement TPMSs generally exceeds the standard for tire pressure monitoring established by the National Highway Transportation Safety Administration (“NHTSA”). Accordingly, we believe the auto manufacturers must accelerate their implementation plans in order to meet these new NHTSA regulations, which will create additional opportunities to market our products to OEMs in the automobile industry. In addition, although the Transportation Recall Enhancement, Accountability, and Documentation Act of 2000 (“TREAD Act”) only applies to passenger automobiles, we believe that other motor vehicles, including medium and heavy trucks, buses and motorcycles will be impacted by this legislation in subsequent years. We also believe that compliance with the TREAD Act by European, Japanese, Chinese and other automakers will accelerate the adoption of TPMSs globally.

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

•
Sales of OEM passenger car TPMSs increased to $223,321 for the three months ended October 31, 2005 from $147,262 for the three months ended October 31, 2004. The increase was primarily due to an increase in sales to Aston Martin, Ford’s flagship division. We anticipate sales of this product to continue to increase as we are now on a third platform of Aston Martin.

•
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

•
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

•
Sales of OEM recreational vehicle TPMSs increased to $52,943 for the three months ended October 31, 2005 from $25,222 for the three months ended October 31, 2004. We anticipate sales of this product to the OEM market to continue to increase.

•
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

•	Sales of miscellaneous products were $31,387 for the three months ended October 31, 2005 compared to $2,492 for the three months ended October 31, 2004.

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

Engineering, research and development expenses for the three months ended October 31, 2005 were negative ($33,445) due to a non-cash stock based compensation recovery as more fully explained in note 2 (b) (ii) to the financial statements. Excluding a stock-based compensation recovery of $641,196, engineering, research and development expenses increased to $607,751 from $501,685 for the three months ended October 31, 2004. The increase, excluding the stock-based compensation recovery, was mainly due to an increase in the number of employees in this department which resulted in a higher wage expense. In addition we incurred higher rent and utility expenses as we leased additional space to accommodate the increase in the number of employees in the department.
Marketing expenses for the three months ended October 31, 2005 were $416,208. Excluding a stock-based compensation recovery of $38,482, marketing expenses decreased to $454,690 from $496,787 for the three months ended October 31, 2004. The decrease, excluding the stock-based compensation recovery as more fully explained in the note 2 (b) (ii) to the financial statements was mainly a result of lower travel expenses.

General and administrative expenses for the three months ended October 31, 2005, were negative ($159,567) due to a non-cash stock based compensation recovery as more fully explained in note 2 (b) (ii) to the financial statements. Excluding a stock-based compensation recovery of $954,297, general and administration expenses increased to $794,730 from $579,131 for the three months ended October 31, 2004. The increase, excluding the stock-based compensation recovery, was primarily attributed to higher investor relation costs and higher professional fees. The increase in professional fees was primarily due to the cost of legal services incurred to defend against a lawsuit from a debenture holder and the cost of restructuring the 10% convertible debentures issued on June 23, 2005 by us to Cornell Capital Partners, LP, in trust for LCC Global Limited, in an aggregate principal amount of $28 million, the 10% convertible debenture issued on June 23, 2005 by us to Highgate House Funds, Ltd., in trust for LCC Global Limited, in an aggregate principal amount of $2 million and the $160 million standby equity line of credit entered into in June, 2005, issued to us by Cornell Capital Partners.

Depreciation and amortization expense increased to $371,828 for the three months ended October 31, 2005 from $360,137 for the three months ended October 31, 2004.

Interest and finance charges increased to $17,631,436 for the three months ended October 31, 2005 from $585,021 for the three months ended October 31, 2004. Interest and finance charges for the three months ended October 31, 2005 included a $16 million fee paid on June 23, 2005 for the $160 million standby equity distribution agreement (“SEDA”) with Cornell Capital Partners plus related professional fees and interest accretion on our convertible debentures and preferred shares. On July 22, 2005, we filed a registration statement on Form SB-2 with the SEC. We withdrew the registration statement on September 23, 2005 with the intent of restructuring the 10% convertible debentures and entering into a new SEDA with Cornell Capital Partners as described below.

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

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since our inception. As at October 31, 2005, we had an accumulated deficit of $93,349,997. Our net loss for the three months ended October 31, 2005 was $18,211,523 compared to $2,383,900 for the three months ended October 31, 2004. As of October 31, 2005, our stockholders’ deficiency was $8,577,636 and we had working capital of $2,908,820.

Our cash position, including short-term investments at October 31, 2005 was $7,498,890 as compared to $10,059,763 at July 31, 2005. This decrease was due to the net decrease in the use of cash in our operating, financing and investing activities as described below.

Our net loss of $18,211,523 for the three months ended October 31, 2005 includes non-cash charges of $371,828 for depreciation and amortization, a stock based compensation recovery of $1,633,975 and $16,755,917 for interest and finance charges as disclosed above under interest and finance charges. Increases in non-cash working capital during this period amounted to $372,366. Non-cash working capital changes included increases in accounts receivable, prepaid expenses and accounts payable and accrued liabilities and a decrease in inventory. The net cash used in operating activities for the three months ended October 31, 2005 was $3,149,869. Of this amount, $900,000 was paid in interest expense on our convertible debentures. As it is unlikely that we will be able to access our $160 million SEDA, or if restructured, the proposed $100 million SEDA, on a timely basis, we may require subsequent financings to meet our operating cash flow requirements.

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

Marketing	$1,275,000	$1,500,000
Engineering, research and development	1,500,000	1,875,000
General and administrative	1,650,000	2,250,000
Capital Purchases	75,000	150,000
Debt repayment (1)	400,000	14,600,000
General Working Capital (2)	(1,300,000)	(375,000)

TOTAL	$3,600,000	$20,000,000

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Going Concern

We have incurred recurring operating losses and have a deficit of $93,349,997 and working capital of $2,908,820 as at October 31, 2005. During the three months ended October 31, 2005, we used cash of $3,149,869 in operating activities.

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

Other Assets

Other assets are recorded at cost and are being amortized over five years on a straight line basis. Other assets are comprised of licenses to manufacture and sell TPMSs to the OEMs. On an ongoing basis, management assesses whether the expected net recoverable amount of the licenses exceeds the book value of the licenses. The net recoverable amount is determined on a projected cash flow basis, undiscounted at an appropriate rate. Our belief is based on an undiscounted cash flow analysis of management’s current best estimate of projected annual sales to the passenger vehicle and light truck OEM market plus management’s projected sales to the heavy truck OEM market. Although we expect to generate cash flow from sales to the OEM marketplace, it is possible that we will not generate cash flow from sales to the OEM marketplace in excess of net book value, or that we will generate cash flow from sales to the OEM market in future years after the other assets have been fully amortized.

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

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 21, 2005, Bristol Investment Fund, Ltd. , a holder of our discounted debentures in the amount of $91,726, commenced a lawsuit in the Supreme Court of New York against us, essentially alleging that we wrongfully refused to honor its request to convert the debentures into 9,268,875 shares of our common stock. The lawsuit seeks an order compelling us to pay $4,393,360 plus interest from April 25, 2005 for damages and attorneys fees. The Court heard argument on a motion for preliminary injunction requiring us to issue the shares on May 5, 2005 and has not yet ruled on the motion. On June 6, 2005, we filed an Answer, Affirmative Defenses and Counterclaims, denying liability to the debenture holder and seeking damages from the debenture holder on account of its prior, wrongful conduct. The parties have conducted some initial written discovery but have not taken any depositions.  On October 21, 2005, the Court heard oral argument on Bristol Investment Fund’s motion for summary judgment, in which it asked the Court to enter judgment against us for more than $4,000,000 and our lawyers argued against the entry of such judgment.  At argument, the Court reserved on its decision but indicated that one should be forth coming.  In light of the status of the case, which is in its initial phases and the fact that there has not been any discovery, we cannot determine the likely outcome of the legal action or whether the Court will grant Bristol Investment Fund’s motion.  We are vigorously defending against this legal action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following changes in our securities occurred during the three months ended October 31, 2005:

•
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

Of the 223,687,521 shares represented at the meeting, 12,500 shares were held by shareholders attending in person, and 223,675,021 shares were held by shareholders attending by proxy. The number of shares cast by way of proxy for, against and withheld, as well as the number of abstentions and broker non-votes as to each of these matters are as follows:

						BROKER
	PROPOSAL	SHARES FOR	SHARES AGAINST	WITHHELD	NOT VOTED	NON-VOTES

1	To appoint KPMG LLP as auditor	223,038,690	0	648,831	0	0
2	To authorize the directors	222,874,123	621,348	192,050	0	0
	to fix auditor remuneration
3	To set the number of directors at four	221,553,527	989,989	1,144,005	0	0
4	To elect the following directors:
	a. Robert Rudman	221,039,605	0	2,647,916	0	0
	b. Martin Gannon	223,234,765	0	452,756	0	0
	c. Johnny Christiansen	223,232,005	0	455,516	0	0
	d. William Cronin	223,253,220	0	434,301	0	0
5	To approve the 2005 stock incentive plan	16,808,732	4,243,305	363,353	202,272,131	0
	for United States residents

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number Description

10.1 Marketing and Distribution Agreement, dated October 12, 2005, between DANA Corporation and SmarTire Systems Inc.(1)

10.2 Agreement for Electronic Manufacturing Services, dated November 16, 2005, between Vansco Electronics LP and SmarTire Systems Inc.(1)

31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

32.1 Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

32.2 Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

** Filed herewith.

(1) Incorporated by reference to SmarTire Systems Inc.’s 10-QSB filed with the Securities and Exchange Commission on December 15, 2005.

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