Form 10QSB/A
period 2006-01-31
SMARTIRE SYSTEMS INC
filed 2006-07-03
CIK 1057293

 UNITED STATES
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

STATEMENT REGARDING THIS REPORT

This Form 10-QSB/A for the period ended January 31, 2006 includes comparative figures that have been restated from prior annual and quarterly fiscal periods.

Based on extensive discussions with the Staff of the Securities and Exchange Commission we have amended our Form 10-QSBs filed for the periods ended April 30, 2005, October 31, 2005 and January 31, 2006. We have also amended our Form 10-KSB/A filed for the year ended July 31, 2005.

We have received comments from the staff of the SEC related to our accounting treatment of our outstanding convertible debentures that have warrants, conversion features and related registration rights with respect to the Statement of Financial Accounting Standards (“SFAS”) No. 133 and Emerging Issues Task Force (“EITF”) 00-19. As a result of the comments received from, and our subsequent discussions with, the staff of the SEC, the warrants, and registration rights agreements have been in this form 10-QSB/A accounted for as derivative instrument liabilities, rather than as equity, and the conversion options related to the debentures held by Cornell Capital Partners, LP, its affiliates and certain other investors, together with other embedded derivative instruments, have been in this form 10-QSB/A, bifurcated from the debt hosts and accounted for separately as derivative instrument liabilities. The impact of this amendment on the previously filed financial statements for the period ended January 31, 2006, is as follows. The effect of the (non-cash) charges related to accounting separately for these derivative instrument liabilities on our consolidated statement of operations for the three and six months ended January 31, 2006 was an increase in our net interest and financing expense for $211,733 which resulted in an increase in net loss of $211,733 for each respective period. Basic and diluted net loss per share for the three and six months ended January 31, 2006 remain unchanged at $0.01 and $0.08 respectively. The effect on our consolidated balance sheet as of January 31, 2006, was an increase in our derivative financial instrument liability of $7,061,963, a decrease in our additional paid-in capital of $6,843,906 and an increase in our accumulated deficit of $218,057.

We also received further comments from the staff of the SEC relating to our accounting for the gain recorded upon the extinguishment of our $2.5 million, 5% convertible debenture, with respect to guidance in EITF 00-27, Issue 12(b). As a result of these comments and our subsequent discussions with the SEC, we have amended this Form 10-QSB/A, the conversion prices used in the calculation of the accounting gain to reflect that of the closing bid price of our common stock on the date of extinguishment. The impact of this amendment on the previously filed financial statements for the period ended January 31, 2006, is as follows. The effect of the amended accounting for the (non-cash) gain on extinguishment of debt on our consolidated balance sheet as of January 31, 2006 was an increase in our additional paid in capital and accumulated deficit of $6,324 for each respective period. There was no impact to the statement of operations for the amended accounting related to the gain on extinguishment of debt for the three and six months ended January 31, 2006.

In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on March 17, 2006.

INDEX			PAGE NUMBER

PART I.	FINANCIAL INFORMATION		1

	ITEM 1.	FINANCIAL STATEMENTS	1

		CONSOLIDATED BALANCE SHEETS - JANUARY 31, 2006 (UNAUDITED - AS RESTATED)
		AND JULY 31, 2005	2

		CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - AS RESTATED) - FOR THE
		THREE AND SIX MONTHS ENDED JANUARY 31, 2006 AND JANUARY 31,
		2005	3

		CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
		COMPREHENSIVE INCOME - FOR THE SIX MONTHS ENDED JANUARY 31,
		2006 (UNAUDITED - AS RESTATED) AND YEAR ENDED JULY 31, 2005	4

		CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - AS RESTATED) - SIX
		MONTHS ENDED JANUARY 31, 2006 AND JANUARY 31, 2005	5

		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - SIX
		MONTHS ENDED JANUARY 31, 2006 AND JANUARY 31, 2005	6

	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		AND RESULTS OF OPERATIONS	13

	ITEM 3.	CONTROLS AND PROCEDURES	19

PART II.	OTHER INFORMATION		19

	ITEM 1.	LEGAL PROCEEDINGS	19

	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	20

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

	ITEM 5.	OTHER INFORMATION	20

	ITEM 6.	EXHIBITS	21

		SIGNATURES	22

PART I - FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-QSB/A, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FORECASTS," "PLANS," "ESTIMATES," "MAY," "FUTURE," "STRATEGY," OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN "RISK FACTORS" IN OUR JULY 31, 2005 FORM 10-KSB/A. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

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

Consolidated Financial Statements

Unaudited
(Expressed in United States dollars)

In accordance with United States Generally Accepted Accounting Principles

SMARTIRE SYSTEMS INC.

Periods ended January 31, 2006 and 2005

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

	January 31, 2006	July 31, 2005
	(Unaudited - as restated - note 1)
Assets
Current assets:
Cash and cash equivalents	$2,278,619	$10,059,763
Short term investments (note 2(a))	3,299,084	-
Receivables, net of allowance for doubtful accounts
of $63,400 (July 31, 2005 - $50,750)	553,319	275,789
Inventory	2,674,351	2,798,747
Prepaid expenses	465,946	158,188
	9,271,319	13,292,487

Capital assets	775,017	716,763

Deferred financing costs (note 3)	1,906,864	18,209,280

Other assets	521,076	1,066,013

	$12,474,276	$33,284,543

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities	$855,126	$915,334
Current portion of convertible debentures	310,960	4,866,584
	1,166,086	5,781,918

Convertible debentures, net of equity portion of $11,787,252
(July 31, 2005 - $10,111,082) (note 4)	19,693,610	17,118,667

Accrued interest on convertible debentures	756,164	-

Preferred shares, net of equity portion of $3,997,220, subject to
mandatory redemption (July 31, 2005 - $3,999,999)	2,780	1

Derivative financial instruments (note 5)	7,061,963	-

Stockholders' equity (deficiency):
Share capital (note 7)
Common shares, without par value:
Unlimited shares authorized
289,646,656 shares issued and outstanding	67,303,418	66,695,717
(July 31, 2005 - 278,562,884)
Additional paid-in capital	12,865,403	18,697,821
Deficit	(97,202,002)	(75,138,474)
Accumulated other comprehensive income	826,854	128,893

	(16,206,327)	10,383,957
	$12,474,276	$33,284,543

Subsequent event (note 12)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board

/s/Robert Rudman	/s/Martin Gannon
Robert Rudman, Director	Martin Gannon, Director

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
	(as restated - note 1)		(as restated - note 1)
Revenue	$839,615	$390,909	$1,432,481	$692,078

Cost of goods sold (including January 31, 2005
inventory write-down of $200,000)	638,847	489,819	1,062,535	710,255
	200,768	(98,910)	369,946	(18,177)

Expenses:
Depreciation and amortization	343,252	380,283	715,080	740,420
Engineering, research and development (note 2(b)(ii))	550,863	495,665	517,418	997,350
General and administrative (note 2(b)(ii))	686,370	800,911	526,803	1,380,042
Marketing (note 2(b)(ii))	365,195	410,726	781,403	907,513
	1,945,680	2,087,585	2,540,704	4,025,325

Loss from operations	$(1,744,912)	$(2,186,495)	$(2,170,758)	$(4,043,502)

Other earnings (expenses):
Interest income	61,656	1,307	135,102	1,791
Net interest and financing expense (note 3)	(1,669,366)	(1,990,097)	(19,300,802)	(2,575,118)
Loss on settlement of debt (note 8)	(214,274)	-	(214,274)	-
Derivative instrument (income/loss)	(211,733)	-	(211,733)	-
Foreign exchange gain (loss)	(73,376)	71,345	(301,063)	128,989
	$(2,107,093)	$(1,917,445)	$(19,892,770)	$(2,444,338)

Loss for the period	(3,852,005)	(4,103,940)	(22,063,528)	(6,487,840)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.08)	$(0.03)

Weighted average number of common shares used in
the computation of basic and diluted loss per share	288,516,221	226,846,422	285,575,110	189,875,936

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Stockholders' Equity
(Deficiency) and Comprehensive Income (Loss)
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Six months ended January 31, 2006 (unaudited) and year ended July 31, 2005

	Common Shares		Additional	Deficit	Accumulated	Stockholders'	Comprehensive
	Shares	Amount	paid-in		other	equity	loss
			capital		comprehensive	(deficiency )
					income (loss)
		$	$	$	$	$	$

Balance as at July 31, 2004	103,130,761	58,368,020	4,417,323	(59,018,256)	(300,871)	3,466,216	(10,719,543)

Exercise of stock options for cash	6,059,998	787,800	(606,000)	-	-	181,800	-
Conversion of convertible debentures and accrued interest to common shares allocated pro-rata between additional paid-in-capital and common
shares	51,340,389	2,147,293	(648,644)	-	-	1,498,649	-
Intrinsic value of beneficial conversion feature of convertible debt	-	-	11,005,243	-	-	11,005,243	-
Settlement of convertible debt	-	-	(671,642)	-	-	(671,642)	-
Intrinsic value of beneficial conversion feature of preferred shares	-	-	3,999,999	-	-	3,999,999	-
Financing cost related to preferred shares	-	-	(145,000)	-	-	(145,000)	-
Financing cost related to convertible debentures	-	-	(1,038,037)	-	-	(1,038,037)	-
Exercise of warrants for cash, net of issuance costs of $46,872	18,940,560	1,588,643	(1,017,299)	-	-	571,344	-
Cash-less exercise of warrants	13,364,073	1,026,617	(1,026,617)	-	-	-	-
Shares issued upon draw downs on equity line, net of issuance costs of
$515,170	78,887,710	2,505,766	410,420	-	-	2,916,186	-
Shares issued as placement fees on equity line of credit	75,188	10,000	-	-	-	10,000	-
Shares issued as compensation for services	6,764,205	261,578	-	-	-	261,578	-
Compensation expense	-	-	4,018,075	-	-	4,018,075	-
Loss for the period	-	-	-	(16,120,218)	-	(16,120,218)	(16,120,218)
Translation adjustment	-	-	-	-	429,764	429,764	429,764
Balance as at July 31, 2005	278,562,884	66,695,717	18,697,821	(75,138,474)	128,893	10,383,957	(15,690,454)

Exercise of stock options for cash	860,000	111,800	(86,000)	-	-	25,800	-
Exercise of warrants for cash	1,100,000	110,000	-	-	-	110,000	-
Conversion of convertible debentures and accrued interest to common shares allocated pro-rata between additional paid-in
capital and common shares	7,123,772	306,352	(92,286)	-	-	214,066	-
Settlement of convertible debentures	2,000,000	79,549	(41,895)	-	-	37,654	-
Modification of convertible debenture (note 4(c))	-	-	(3,850,230)	-	-	(3,850,230)	-
Stock-based compensation recovery (note 2(b)(ii))	-	-	(1,944,175)	-	-	(1,944,175)	-
Amortization of financing fees	-	-	182,168	-	-	182,168	-
Loss for the period	-	-	-	(22,063,528)	-	(22,063,528)	(22,063,528)
Translation adjustment	-	-	-	-	697,961	697,961	697,961
Balance as at January 31, 2006 (as restated - note 1)	289,646,656	67,303,418	12,865,403	(97,202,002)	826,854	(16,206,327)	(21,365,567)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2006 and 2005
(Unaudited)

	2006	2005
	(as restaed - note 1)
Cash provided (used for):
Operating activities:
Loss for the period	$(22,063,528)	$(6,487,840)
Items not affecting cash:
Depreciation and amortization	715,080	740,420
Unrealized (gain)/loss on derivative instruments	211,733	-
Stock-based compensation expense (recovery)	(1,944,175)	172,588
Inventory write-down	-	200,000
Loss on settlement of debt	214,274
Non-cash interest and finance charges	17,618,031	2,462,652
Change in non-cash working capital:
Receivables	(251,005)	(2,055)
Inventory	290,384	(136,839)
Prepaid expenses	(290,283)	(66,314)
Accounts payable and accrued liabilities	618,901	(582,618)

Net cash used in operating activities	(4,880,588)	(3,700,006)

Investing activities:
Purchase of capital assets	(115,602)	(25,510)
Purchase of short-term investments	(3,299,084)	-
Net cash used in investing activities	(3,414,686)	(25,510)

Financing activities:
Cash received on exercise of stock options	25,800	-
Cash received on exercise of warrants	110,000	546,788
Proceeds from equity line of credit	-	2,725,000
Proceeds from promissory notes	-	525,000
Proceeds from convertible debentures	-	2,695,000
Settlement of convertible debentures	(228,000)	-
Financing costs	-	515,478
Repayment of promissory notes	-	(2,025,000)

Net cash provided by financing activities	(92,200)	4,982,266

Effect of exchange rate difference on cash and cash equivalents	606,330	(91,085)

Net increase (decrease) in cash and cash equivalents	(7,781,144)	134,709

Cash and cash equivalents, beginning of year	10,059,763	112,951

Cash and cash equivalents, end of period	$2,278,619	$247,660

Supplementary information:
Interest and finance charges paid	$1,041,071	$96,330
Non-cash investing and financing activities:
Conversion of convertible debentures to common shares	400,554	857,388
Shares issued for services	-	172,588

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

The Company has amended its Form 10-QSB for the period ended January 31, 2006 as previously filed on March 17, 2006.

The Company has had extensive discussions with the Staff of the Securities and Exchange Commission, related to the Company's accounting of its $30,000,000, 10% convertible debentures with Cornell Capital Partners, LP. The comments relate to the Company's accounting for its convertible debentures agreements which have warrants, conversion features and related registration rights with respect to Statement of Financial Accounting Standards (“SFAS”) No. 133 and Emerging Issues Task Force (“EITF”) 00-19. As a result of these discussions, the warrants, and registration rights agreement have now been for as derivative instrument liabilities, rather than as equity, and the conversion options related to the debentures held by Cornell, together with other embedded derivative instruments, have been bifurcated from the debt hosts and accounted for separately as derivative instrument liabilities. The Company has also received further comments from the Staff of the SEC relating to its accounting for the gain recorded upon the extinguishment of its $2.5 million, 5% convertible debenture, originally recorded in the period ended April 30, 2005, with respect to guidance in EITF 00-27, Issue 12(b). As a result of these comments and the Company's subsequent discussions with the SEC, the Company has amended its form 10-QSB’s for the periods ending April 30, 2005, and October 31, 2005 and have amended its Form 10-KSB/A for the year ended July 31, 2005, the conversion prices used in the calculation of the accounting gain to reflect that of the closing bid price of its common stock on the date of extinguishment. The Company has modified the accounting and footnote disclosure related to its debentures accordingly.

The effect of the (non-cash) charges related to accounting separately for these derivative instrument liabilities on the Company's consolidated statement of operations for the three and six months ended January 31, 2006 was an increase in its net loss of $2,592,162 for each period. Basic and diluted net loss per share for the three and six months ended January 31, 2006 increased by $0.01 to $0.02 and $0.09 per share respectively. The effect of the (non-cash) charges related to accounting separately for these derivative instrument liabilities on the Company's consolidated balance sheet as of January 31, 2006, and the carry forward charges related to the change in accounting methodology for the gain on extinguishment of convertible debt was an increase in the Company's derivative financial instrument liability of $7,061,963, a decrease in the Company's additional paid-in capital of $6,843,906 and an increase in the Company's accumulated deficit of $218,057.

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

As of January 31, 2006, the Company had an accumulated deficit of $97,202,002 and incurred a net loss of $22,063,528 for the six-month period ended January 31, 2006. As of January 31, 2006 the Company had cash and cash equivalents and short-term investments of $5,577,703, working capital of $8,105,233, a current ratio of 8.0, total assets of $12,474,276, total liabilities of $28,680,603, and a stockholders' deficiency of $16,206,327.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2006 and 2005

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2006 (as restated - note 1)	2005	2006 (as restated - note 1)	2005
Net loss:
As reported	$(3,852,005)	$(4,103,940)	$(22,063,528)	$(6,487,840)
Stock-based compensation recovery
recognized using intrinsic value
method	(310,200)	-	(1,944,175)	-

Stock-based compensation expense
determined under fair value based
method for all awards	(199,704)	(1,076,635)	(217,855)	(1,083,012)

Pro forma	$(4,301,909)	$(5,180,575)	$(24,225,558)	$(7,570,852)

Basic and diluted loss per share:
As reported	(0.01)	(0.02)	(0.08)	(0.03)
Pro forma	(0.01)	(0.02)	(0.08)	(0.04)

The Company recognizes compensation expense on a straight-line basis over the vesting period beginning on the date the stock option is granted.

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions.

	January 31,	January 31,
	2006	2005

Expected dividend yield	0%	0%
Expected stock price volatility	144%	143%
Risk-free interest rate	3.50%	3.60%
Expected life options and warrants	5 years	5 years

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2006 and 2005

4. Convertible debentures:

	Redemption		Balance to be
	value of debt	Debt component	accreted to debt

Balance as at July 31, 2005	$32,096,333	$21,985,251	$10,111,082

Conversions:
8% convertible debenture (note 4(b))	(115,000)	(115,000)	-
Discounted convertible debentures (note 4(b))	(189,511)	(189,511)	-

Modification
10% convertible debentures (note 4(c))	-	(3,000,000)	3,000,000

Interest accretion:
10% convertible debentures (note 4(c))	-	1,304,693	(1,304,693)
5% convertible debenture	-	19,137	(19,137)

Balance as at January 31, 2006	$31,791,822	$20,004,570	$11,787,252
Less: Current portion of convertible debentures	1,791,822	310,960	1,480,862

	$30,000,000	$19,693,610	$10,306,390

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

5. Derivative financial instrument liability:

The Company uses the Black-Scholes option pricing model to estimate the fair value of the warrants and their related registration rights. As at January 31, 2006, the Company used the market price of its common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of its warrants to fair value the warrants.

For the conversion feature relating to the convertible debenture and its related registration rights agreement, the Company used valuation models based on the share price of the Company and other relevant assumptions in order to estimate the fair value.

As of January 31, 2006, the Company has recorded an aggregate of $7,061,963 relating to the fair value of the warrants, embedded conversion feature and registration rights agreement with respect to its $30,000,000, 10% convertible debentures.

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

7. Share capital:

Authorized:
Unlimited number of common shares with no par value 100,000 preferred shares, issuable in series

Common shares issued and fully paid:
	Number of
	shares	Amount
Balance at July 31, 2005	278,562,884	66,695,717

Common shares issued upon conversion of convertible debentures	7,123,772	306,352
Common shares issued upon settlement of convertible debentures	2,000,000	79,549
Common shares issued upon exercise of warrants	1,100,000	110,000
Common shares issued on exercise of employee stock options	860,000	111,800

Balance at January 31,2006	289,646,656	67,303,418

8. Segmented information:

The Company operates in the wireless vehicle industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2006 and 2005

Revenue from external customers:

	Three months ended		Six months ended
	January 31,2006	January 31,2005	January 31,2006	January 31,2005

United States	$489,256	$139,187	$762,275	$252,542
United Kingdom	266,344	191,254	490,633	349,693
Other	84,015	60,468	179,573	89,843

	$839,615	$390,909	$1,432,481	$692,078

As at January 31, 2006, 83% (July 31, 2005-52%) of the Company's fixed assets were in Canada, 17% (July 31, 2005 - 18%) were in Europe and nil were in Korea (July 31, 2005 - 30%).
Major customers, representing 10% or more of total sales, include:

	Three months ended		Six months ended
	January 31,2006	January 31,2005	January 31,2006	January 31,2005

Customer A	$366,292	$-	$524,466	$-
Customer B	258,168	154,925	452,294	289,352
Customer C	101,796	55,735	165,101	108,563

9. Loss on settlement of debentures:

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

10. Related party transactions:

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

11. Contingency:

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

12. Subsequent event:

Subsequent to quarter-end, the Company received a Notice of Conversion from the sole remaining holder of the discounted convertible debenture to convert the remaining outstanding principal of $96,822 into 3,474,857 common shares of the Company.

13. Differences between Canadian and United States Generally Accepted Accounting Principles and Practices:

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

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2006 (as restated - note 1)	2005	2006 (as restated - note 1)	2005

Net loss:
In accordance with Canadian GAAP (note 13(d))	$(4,127,091)	$(4,898,266)	$(23,749,000)	$(6,870,276)
Stock-based com pensation expense
included in reported net loss	199,704	1,074,986	217,855	1,084,774
Stock-based com pensation expense
determined under fair value based
method for all awards	(199,704)	(1,076,635)	(217,855)	(1,083,012)

Pro forma	$(4,127,091)	$(4,899,915)	$(23,749,000)	$(6,868,514)

Basic and diluted loss per share:
As reported	(0.01)	(0.02)	(0.08)	(0.03)
Pro forma	(0.01)	(0.02)	(0.08)	(0.04)

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2006 and 2005

	January 31,2006		July 31,2005
	Canadian	U.S.	Canadian	U.S.
Consolidated balance sheets	GAAP	GAAP	GAAP	GAAP
		(as restated - note 1)

Current assets	$9,271,319	$9,271,319	$13,292,487	$13,292,487
Capital assets	775,017	775,017	716,763	716,763
Deferred financing costs	109,700	1,906,864	16,206,086	18,209,280
Other assets	521,076	521,076	1,066,013	1,066,013
Current liabilities	1,166,086 18	1,166,086	1,649,690	5,781,918
Long term convertible debentures	2,994,144	20,449,774	1,272,123	17,118,667
Preferred shares subject to
mandatory redemption	2,780	2,780	1	1
Derivative liability	-	7,061,963	-	-
Stockholders' equity (deficiency)	6,514,102	(16,206,327)	28,359,535	10,383,957

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
Consolidated statement of operations and deficit:	2006	2005	2006	2005
	(as restated - note 1)		(as restated - note 1)

Net loss in accordance with U.S. GAAP	$(3,852,005)	$(4,103,940)	$(22,063,528)	$(6,487,840)
Effects of difference in accounting for:
Stock based compensation recovery under US. GAAP (b)	(310,200)	-	(1,944,175)	-
Stock based compensation expense under Canadian GAAP (b)	(199,704)	(1,074,986)	(217,854)	(1,084,774)
lnterest accretion and amortization of debenture finance
costs recorded under U.S. GAAP (b)(d)	1,669,366	1,529,505	19,300,502	2,081,921
Interest accretion and amortization of debenture finance
costs under Canadian GAAP (d)	(1,434,548)	(1,248,845)	(18,823,945)	(1,379,583)

Net loss in accordance with Canadian GAAP	(4,127,091)	(4,898,266)	(23,749,000)	(6,870,276)
Beginning deficit in accordance with Canadian GAAP	(84,686,310)	(54,337,248)	(65,064,401)	(51,971,332)
Interest on convertible debentures and amortization of
finance charges	-	(299,314)	-	(693,220)

Ending deficit in accordance with Canadian GAAP	(88,813,401)	(59,534,828)	(88,213,401)	(59,534,828)

Basic and diluted loss per share
(in accordance with Canadian GAAP)	$(0.01)	$(0.02)	$(0.08)	$(0.04)

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

Interest and finance charges increased to $4,261,528 for the three months ended January 31, 2006 from $1,990,097 for the three months ended January 31, 2005. Non-cash interest and finance charges for the three months ended January 31, 2006 were $921,864 compared to $2,828,728 for the three months ended January 31, 2005.

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

Derivative instrument loss

A derivative instrument loss of $211,733 was incurred for the three months ended January 31, 2006. The derivative instrument income loss represents the mark to market adjustment on derivative instruments.

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

•
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

•	Sales of miscellaneous products were $43,005 for the six months ended January 31, 2006 compared to $24,128 for the six months ended January 31, 2005.

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

Interest and finance charges increased to $21,892,964 for the six months ended January 31, 2006 from $2,575,118 for the six months ended January 31, 2005. Interest and finance charges for the six months ended January 31, 2006 included a $16 million fee paid on June 23, 2005 for the $160 million standby equity distribution agreement with Cornell Capital Partners, which was replaced by a $100 million standby equity distribution agreement on December 30, 2005, plus related professional fees and interest accretion on our convertible debentures and preferred shares.

Excluding charges related to our standby equity distribution agreement, non-cash interest expense for the six months ended January 31, 2006 were $4,129,107 compared to $2,462,652 during the six months ended January 31, 2005.

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

Derivative instrument loss

A derivative instrument loss of $685,298 was incurred for the six months ended January 31, 2006. The derivative instrument loss represents the mark to market adjustment on derivative instruments.

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

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since our inception. As at January 31, 2006, we had an accumulated deficit of $99,582,431. Our net loss for the three months ended January 31, 2006 was $6,232,434 and for the six months ended January 31, 2006 was $24,443,957 compared to $4,103,940 for the three months ended January 31, 2005 and $6,487,840 for the six months ended January 31, 2005. As of January 31, 2006 our stockholders' deficiency was $21,113,191and we had working capital of $8,105,233.

Our cash position, including short-term investments at January 31, 2006 was $5,577,703 as compared to $10,059,763 at July 31, 2005. This decrease was due to the net decrease in the use of cash in our operating, financing and investing activities as described below.

Our net loss of $24,443,957 for the six months ended January 31, 2006 includes non-cash charges of $715,080 for depreciation and amortization, a stock based compensation recovery of $1,944,175, a loss on settlement of debt of $214,274 and $17,618,031 for interest and finance charges as disclosed above under interest and finance charges. Increases in non-cash working capital during this period amounted to $367,997. Non-cash working capital changes included increases in accounts receivable, prepaid expenses and accounts payable and accrued liabilities and a decrease in inventory. The net cash used in operating activities for the six months ended January 31, 2006 was $4,880,588. Of this amount, $1,000,000 (including $100,000 of withholding taxes) was paid in interest expense on our convertible debentures and $228,000 was paid as partial compensation to settle our dispute with a debenture holder. As it is uncertain whether we will be able to access our $100 million Standby Equity Distribution Agreement when required, we may require subsequent financings to meet our operating cash flow requirements.

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

•	(ii) 95.5% of the lowest closing bid price of our common stock during the five trading days immediately preceding the conversion.

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

•
a registration statement for the shares must be declared effective by the SEC and must remain effective and available as of the draw down settlement date for making re-sales of the common shares purchased by Cornell Capital Partners;

•
there must be no statute, rule, regulation, executive order, decree, ruling or injunction which would prohibit the consummation of any of the transactions contemplated by the $100 million Standby Equity Distribution Agreement;

•
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

•	trading in our common stock must not have been suspended by the SEC or by the regulators of the principal market for our common stock (currently the OTC Bulletin Board); and

•
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

During the term of the $100 million Standby Equity Distribution Agreement, subject to certain exceptions for issuances resulting from prior commitments, we cannot, without the prior consent of Cornell Capital Partners:

•	issue or sell any common stock or preferred stock with or without consideration;

•	issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock with or without consideration,

•	enter into any security instrument granting the holder a security interest in any of our assets; or

•	file any registration statements on Form S-8.

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

	Estimated Range

Marketing	$1,700,000	$2,000,000
Engineering, research and development	2,000,000	2,500,000
General and administrative	2,200,000	3,000,000
Capital Purchases	100,000	300,000
Debt repayments (1)	300,000	1,600,000
General Working Capital (2)	(2,200,000)	(600,000)

TOTAL	$4,300,000	$8,800,000

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

Going Concern

As at January 31, 2006, we had an accumulated deficit of $99,582,431. We have incurred recurring operating losses, and our net loss for the six months ended January 31, 2006 was $24,443,957. During the six months ended January 31, 2006, we used cash of $4,880,588 in operating activities. As of January 31, 2006, we had a stockholders' deficiency of $21,113,191 and we had working capital of $8,105,233.

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

Of the 223,687,521 shares represented at the meeting, 12,500 shares were held by shareholders attending in person, and 223,675,021 shares were held by shareholders attending by proxy. The number of shares cast by way of proxy for, against and withheld, as well as the number of abstentions and broker non-votes as to each of these matters are as follows:

						BROKER
	PROPOSAL	SHARES FOR	SHARES AGAINST	WITHHELD	NOT VOTED	NON-VOTES

1	To appoint KPMG LLP as auditor	223,038,690	0	648,831	0	0
2	To authorize the directors to fix auditor remuneration	222,874,123	621,348	192,050	0	0
3	To set the number of directors at four	221,553,527	989,989	1,144,005	0	0
4	To elect the following directors:
	a. Robert Rudman	221,039,605	0	2,647,916	0	0
	b. Martin Gannon	223,234,765	0	452,756	0	0
	c. Johnny Christiansen	223,232,005	0	455,516	0	0
	d. William Cronin	223,253,220	0	434,301	0	0
5	To approve the 2005 stock incentive plan for United	16,808,732	4,243,305	363,353	202,272,131	0
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

Date: July 3, 2006