Form 10KSB
period 2006-07-31
SMARTIRE SYSTEMS INC
filed 2006-10-30
CIK 1057293

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934

FOR THE FISCAL YEAR ENDED JULY 31, 2006

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

COMMON STOCK

(TITLE OF EACH CLASS)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The issuer’s revenues for the fiscal year ended July 31, 2006 were $3,455,649.

At September 29, 2006, the aggregate market value of common stock held by non-affiliates was approximately $12,631,000 based upon the closing price of $0.04 reported for such date on the OTC Bulletin Board.

The number of shares outstanding of our Company's common stock at September 29, 2006 was 315,774,656.

Transitional Small Business Disclosure Format (check one):
|_| Yes |X| No

		INDEX
Page			Page
Number			Number
PART I

	Item 1.	Description of Business	1

	Item 2.	Description of Property	6

	Item 3.	Legal Proceedings	7

	Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II

	Item 5.	Market for Common Equity, Related Stockholder Matters	7
		and Small Business
			8
	Item 6.	Management's Discussion and Analysis or Plan of Operation
			13
	Item 7.	Financial Statements

	Item 8.	Changes In and Disagreements With Accountants on
		Accounting and Financial Disclosure	13

	Item 8A.	Controls and Procedures	14

	Item 8B.	Other Information	14

PART III

	Item 9.	Directors, Executive Officers and Control Persons; compliance
		with Section 16(a) of the Exchange Act	14

	Item 10.	Executive Compensation	16

	Item 11.	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters	20

	Item 12.	Certain Relationships and Related Transactions	22

PART IV	Item 13.	Exhibits	22

	Item 14.	Principal Accounting Fees and Services	27

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

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We develop, subcontract our manufacturing, and market technically advanced tire pressure monitoring systems (“TPMSs”), which monitor tire pressure and tire temperature in a wide range of vehicles. Our TPMSs are designed to improve vehicle safety, performance, reliability and fuel efficiency. We currently sell TPMSs for trucks, ,buses, recreational vehicles, passenger cars and motorcycles. In fiscal year 2006, revenues from the sale of TPMSs for passenger cars accounted for 40% of our revenues (compared to 60% in fiscal year 2005), as we reported an increase in the percentage of our revenues related to our bus, recreational and truck TPMSs. Based on market demand, we anticipate during fiscal 2007 an increase in our total revenues and a continued increase in the percentage of our revenues from sales of our TPMSs for the bus, recreational and truck markets.

We have three wholly-owned subsidiaries: SmarTire Technologies Inc., SmarTire USA Inc. and SmarTire Europe Limited. SmarTire Technologies Inc. was incorporated on June 3, 1988 under the laws of the Province of British Columbia, and was the original developer of our patented technology. SmarTire USA Inc., a Delaware corporation incorporated on May 16, 1997, is our exclusive marketing agent for SmarTire in North America. SmarTire Europe Limited, a United Kingdom corporation incorporated on February 25, 1998, manages exclusively our sales and distribution operation for Europe.

We are a "foreign private issuer," as such term is defined in Rule 3b-4 under the Securities Exchange Act of 1934, and a “small business issuer,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934. We file Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K with the SEC.

Our goal is to become a leading provider of wireless sensing and control systems for the vehicle industry. We are selling our products under the brand “SmartWave” and “SmarTire.” We anticipate that the increasing penetration of the wireless technology will provide us with multiple benefits, including the following:

•	increase the overall value of our technology and the competitiveness of our products;

•	create opportunities for revenue growth beyond tire pressure monitoring (“TPM”); and

•	increase the barrier for other companies to enter the market for TPM.

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

On February 6, 2003, our company resolved to continue its corporate existence under the Business Corporations Act of the Yukon Territory. As a result, our Memorandum and Articles that constituted our organizational documents were superseded and replaced by Articles of Continuance filed with the Yukon Registrar of Corporations under section 190 of the Business Corporations Act (Yukon Territory) and Bylaw No. 1 adopted by our Board of Directors. Our continuance as a Yukon corporation was approved by special resolution adopted by our shareholders at the annual and extraordinary general meeting held on December 12, 2002. Effective December 10, 2004, we filed a Certificate of Amendment with the Yukon Registrar of Corporations to our Articles of Incorporation to increase the number of our authorized shares of common stock from 300,000,000 shares to an unlimited number of shares. On March 18, 2005, we filed articles of amendment to our articles of incorporation which set forth all the rights and preferences of the series A 5% convertible preferred stock.

We completed our initial public offering on the Vancouver Stock Exchange (now the TSX Venture Exchange) on September 11, 1989. On April 13, 1995, we changed our name to UniComm Signal Inc. On December 24, 1997, we changed our name to SmarTire Systems Inc. and effected a reverse stock split pursuant to which our common stock was consolidated on a 1 for 8 basis. On December 16, 1998, our common stock commenced trading on the Nasdaq SmallCap Market. On March 12, 1999, we voluntarily delisted our common stock from the Vancouver Stock Exchange. On May 28, 2003, our common stock ceased trading on the Nasdaq SmallCap Market to be quoted on the OTC Bulletin Board.

On December 6, 1996, we acquired the Low Tire Pressure Warning Division of EPIC Technologies, Inc., based in Norwalk, Ohio. The assets that we acquired from EPIC Technologies included specialized testing equipment, patents and certain contractual rights, including the rights under a production program that EPIC had established with Ford Motor Company. Under that production program, the Low Tire Pressure Warning System that we acquired from EPIC Technologies was offered by Ford Motor Company as an option on Lincoln Continentals models until the end of December 2001 when that particular model was discontinued.

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

On April 20, 1998, we established a strategic alliance with TRW Inc., a large U.S.-based automotive parts supplier. The strategic alliance was based on four agreements between the parties: an Equity Agreement, a Cooperation Engineering Agreement, an Original Equipment Manufacturer License Agreement and a Manufacturing Agreement. The agreements provided for joint engineering and development activities between the parties, and TRW was granted exclusive marketing and distribution rights for some of our products. In addition, TRW had exclusive rights in the original equipment market for any tire monitoring products that it developed jointly with us and we had exclusive rights in the automotive aftermarket.

Effective August 31, 2001, we restructured our strategic alliance with TRW. As a result of the restructuring, most of the agreements that we had entered into with TRW in 1998 were terminated. However, TRW retained its equity position in our company. By terminating our joint development obligations with TRW and each party’s exclusive rights to the products developed, the restructuring effectively provided us with immediate access to all levels of the global automotive and transportation industries.

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

We completed the development and launch of our second generation TPMSs for the passenger car and light truck market during the fiscal year ended July 31, 2001. We introduced our motorcycle TPMSs for sale into the aftermarket in September 2002. In February 2004, we introduced a substantially improved second generation motorcycle TPMSs, which we began shipping to our customers in May 2004. Responding to changing market conditions, we have now shifted our focus to commercial vehicles, buses and recreational vehicles.

In February 2003, we signed a manufacturing, co-marketing and development agreement with Hyundai Autonet Company, Ltd. ("HACO") an established Korean automotive electronics supplier. Under this agreement, HACO and our company agreed to co-develop, manufacture and distribute tire monitoring products to HACO original equipment vehicle manufacturers and the automotive aftermarket in Korea. The agreement provided for the payment to us by HACO of a total of $300,000 in fees, to cover the cost to develop a receiver and transmitter that can be used in the Korean and Japanese markets. As of July 31, 2006, we had received payments under this agreement in the approximate amount of $232,500. In September, 2006 we negotiated and received a final settlement payment of $54,000. Additional revenues will accrue if HACO wins supply agreements from its target customers.

In October 2003, we signed a contract manufacturing services agreement with HACO. Under the terms of the agreement, HACO agreed to manufacture our proprietary line of TPMSs for sale and distribution globally by SmarTire. On November 21, 2005, we and HACO mutually terminated our contract manufacturing agreement. This termination was caused by HACO's acquisition by Hyundai Motor Company. The termination has not impacted our business nor did we incur any costs of termination.

On September 5, 2005 we achieved registration to ISO/TS 16949:2002, the quality management standard for the automotive and commercial vehicle industry industries. The certification applies to our design and manufacture of wireless sensing and control systems for the global transportation industry. We were registered to ISO/TS 16949:2002 by VCA, an organization with more than 30 years of automotive industry experience and a client base that includes the major North American automotive companies and many of their Tier 1 suppliers.

This registration positions us to meet the quality requirements of new and existing OEM customers. The cornerstone of the ISO/TS 16949:2002 registered system is the recognition of our ability to meet customer requirements throughout all levels of the organization.

On October 12, 2005, we entered into a seven year Marketing and Distribution agreement with DANA Corporation through its Heavy Vehicle Technology and Systems Group. Under the contract Dana will market and sell SmarTire’s tire monitoring systems to OEM and aftermarket customers throughout North America, Mexico, Australia and New Zealand. The companies will collaborate on marketing opportunities to meet the needs of their global customers and markets. DANA is a leading Tier I supplier in the design and manufacture of commercial vehicle drive train components for medium and heavy duty vehicles for sale to original equipment manufacturers and associated original equipment service and the independent aftermarket.

On November 21, 2005, we entered into a manufacturing agreement with Vansco. Under the agreement, Vansco manufactures key subsystems for SmarTire’s wireless gateway family of products. Vansco specializes in the design and manufacture of electronic, electro-mechanical and electro-hydraulic controls and instrumentation and offers engineering design expertise in system integration, hardware, software, wire harness and electronics packaging. Vansco was founded in 1978 by Ed and Terry Van Humbeck in Winnipeg, Canada. Focused on the global heavy equipment market, it has more than 1000 employees and more than $200 million in sales. With the recent addition of the Morton, Illinois, plant, Vansco will support its customer base from three North American plants and from a more recent acquisition of a plant in Forssa, Finland. Vansco provides global sales, applications engineering, design, manufacturing and service support. In 2004, Vansco was acquired by Kilmer Capital Partners and Borealis Private Equity. Vansco serves a strong customer portfolio of top-tier, OEMs, many of which are international leaders in their respective markets.

During fiscal 2006, several bus manufacturers in North America and Europe selected us to supply TPMSs for installation on new and existing buses. In addition, certain RV manufacturers in the United States selected us to supply TPMSs for installation on new vehicles and we increased our sales to the recreational vehicle (“RV”) aftermarket mainly as a result of a new relationship with Camping World.

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

On April 7, 2005 the NHTSA released their final rule. The NHTSA lead time and phase in schedule are described below.

The initial compliance date with the final rule was October 5, 2005. Subject to the special provisions discussed below, the phase-in schedule is as follows:

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

Our direct measurement TPMSs generally exceeds the standard for tire pressure monitoring established by the NHTSA. Accordingly, we believe the auto manufacturers must accelerate their implementation plans in order to meet these new NHTSA regulations, which will create additional opportunities to market our products to OEMs in the automobile industry. In addition, although the TREAD Act only applies to passenger automobiles, we expect that other motor vehicles, including medium and heavy trucks, buses and motorcycles will be impacted by this legislation in subsequent years. We also expect that compliance with the TREAD Act by European, Japanese, Chinese and other automakers will accelerate the adoption of TPMSS globally.

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

Strategic Alliances

Our strategy includes the establishment of alliances to assist in the development and marketing of our products and technologies. Our existing strategic alliances include the following:

Dana Corporation. On October 12, 2005 we entered into a seven year Marketing and Distribution agreement with Dana Corporation through its Heavy Vehicle Technology and Systems Group. Under the contract Dana will market and sell SmarTire’s tire monitoring systems to OEM customers throughout North America, Mexico, Australia and New Zealand. The companies will collaborate on marketing opportunities to meet the needs of their global customers and markets. Dana is a leading Tier I supplier in the design and manufacture of commercial vehicle drive train components for medium and heavy duty vehicles for sale to original equipment manufacturers and associated original equipment service and the independent aftermarket.

Vansco electronics LP. On September 12, 2003, we entered into a development and supply agreement with Vansco Ltd. This agreement provided for the combination of Vansco's vehicle communication expertise with our proven radio frequency technology to create a high sensitivity, weatherproof, J1939 controller area network ("CAN"), chassis-mounted receiver. Vansco manufacturers this receiver for us.

GE Nova Sensor. In 2004, our application specific integrated sensor ("ASIS") procurement strategy was refined to begin procuring the high and low pressure ASIS’s from GE Novasensor.

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

Products

Our active tire monitoring systems generally include several key components, including pressure and temperature sensor/transmitters mounted inside the tires, a receiver module mounted either on the vehicle chassis and cab that collects the information from the sensor/transmitters wirelessly, and a display device that communicates tire temperature and pressure information, alert conditions and location of alerts to the driver. We have developed tire monitoring systems for the passenger car, motorcycle, recreational, bus and the commercial vehicle market sector.

Passenger Car

Using sophisticated in-wheel sensors, advanced displays and state-of-the-art wireless technology, we have developed tire monitoring products for cars, light trucks, sport utility vehicles and multi purpose vans. We offer three display options to suit a variety of vehicles styles, dashboard configurations and consumer needs. Our full function displays can also be individually programmed to suit specific vehicle applications.

Our products come with four tire transmitters, one for each wheel position. The lightweight transmitter is secured on the wheel with a steel strap and is identified by color-coded rings on the tire valve. The transmitters are uniquely programmed to transmit to our receiver that has four color-coded warning lights corresponding to the color-coded valve rings. Installation of our transmitters should be done by qualified tire professionals.

Valve mount transmitters are also available for original equipment and car accessory applications.

We offer a basic display that provides two levels of pressure loss warnings to the driver through both an audible alarm and a red illuminated light indicating the affected tire. For drivers wanting more detailed tire monitoring data, we offer a full function display or a full function remote display. These products offer digital pressure and temperature information through a fully programmable liquid crystal display ("LCD"). The full function displays automatically identify the nature and location of pressure or temperature irregularities and allows the driver to read the tire temperature and pressure status by scrolling through each tire position.

Recreation Vehicles (RV) and Bus

SmarTire RV is a TPMS specifically designed to meet the unique needs of RVs. It constantly monitors your tires and warns of a tire problem before it becomes dangerous. Our high pressure sensor/transmitters are mounted securely to the rim using stainless steel straps.

The graphic display is mounted in view of the driver providing real-time tire information. If a problem occurs, both an audible and visual warning alerts the driver of the condition. Towed vehicle or trailer tires can be monitored by simply adding low pressure sensors to the wheels. In-wheel sensors constantly monitor tire pressure and temperature. Tire data is transmitted wirelessly to the receiver. The receiver can monitor up to 20 wheel positions and is able to handle the most complex RV and towed vehicle/trailer configurations.

The product is sold in both preconfigured kits for aftermarket installation as well as in bulk quantities to support OEMs.

Commercial Vehicles including Trucks and Trailers

The SmartWave brand will apply to all products developed under our wireless gateway architecture focused on the commercial vehicle industry. Under the SmartWave brand, the company has introduced a complete system including sensors, a receiver, configuration software and maintenance and support tools. to meet the varying needs of fleet customers. Market research has played a key role in determining the system functionality and we are confident that market demand will be met with this release. We are evaluating additional wireless sensing and control applications that will use the same architecture to provide value where traditional wired solutions are not competitive or are difficult to implement. The system is available in component form for OEM supply as well as pre-configured kits for sale through aftermarket channels.

We believe SmartWave creates revenue-generating opportunities for OEMs and their dealer channels. SmartWave is a wireless platform based on industry standard tools, service platforms and pre-defined system components that we believe will increase the OEMs value to their customers.

Motorcycle

Our TPMS for motorcycles acts as an early warning device by actively monitoring a motorcycle's tire pressure and temperature.

Our display is small, weatherproof and very easy to see. The ultra bright alert icon warns of a tire problem before it becomes dangerous.

Our strap mounted sensors use advanced wireless technology to transmit temperature and pressure data while the motorcycle is in motion. The sensors are light weight and do not affect the normal balancing of the tire.

The display can be mounted virtually anywhere on the bike in easy view of the rider.

Product Development

Our technology provides drivers with real time information regarding tire pressure and temperature changes. This information provides the consumer and commercial markets with improved vehicle safety, performance and fuel economy. Our products have been engineered and designed for universal application. The sensor/transmitter can be installed on virtually any tire and wheel combination. Each sensor/transmitter contains a custom application specific integrated sensor (“ASIS”) . A receiver unit and optional display modules mounted in the vehicle provides appropriate alarm indications with optional graphical readout.

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

Our products feature transmitter options providing different installation choices for various applications. A strap-mounted transmitter attached to the wheel offers the most universal installation for a wide range of tire and wheel assemblies. A valve-mounted transmitter attached to the base of the valve offers an adjustable, secure in-tire installation for specific wheel/rim profiles. Once installed, the sensor/transmitters do not require ongoing maintenance. The sensor/transmitters communicate to remote receivers and the data is displayed inside the vehicle. Various display options have been developed for the aftermarket as well as telltale lights, switch blanks and digital displays for OEM applications.

We introduced our motorcycle TPMSs for sale into the aftermarket in September 2002. We introduced a substantially improved second generation motorcycle TPMS at the Indy Motorcycle Dealers Show, held in Indianapolis, Indiana in mid-February 2004. In May 2004, we began shipping the product to our customers. We encountered a component defect issue as well as an application issue with curved rims and initiated a recall in September 2004. We have corrected the component defect issue and are currently shipping TPMSs for motorcycles that address the issue of rims with curved drop center wells.

On September 12, 2003, we entered into a development agreement with Vansco Ltd. This agreement provides for the merging of Vansco’s vehicle communication expertise with our proven radio frequency technology to create a high sensitivity, weatherproof, J1939 CAN, chassis-mounted receiver. The J1939 CAN is the most widely used communication standard in commercial vehicles today, allowing for multiplexing, receiving and transmitting of signals from various sources. When CAN technology is combined with our high pressure sensors, has resulted in a new TPMS targeted directly at OEMs of commercial trucks, buses, agricultural, construction and recreational vehicles. In November 2004, design validation testing and the initial pilot build of 300 units was completed. The product has completed design validation testing and has received regulatory radio approvals in Europe and North America. Production validation testing has now been completed. Vansco has now begun to manufacture the product for us. We currently sell this product to our lead customer for this product, Motor Coach Industries. In addition, several major OEM’s are currently conducting field trials of this product.

Our recreational vehicle and bus TPMSs consist of strap mounted transmitters mounted inside the tires, rugged receivers mounted in the cab or on the chassis, stand alone graphical displays or warning lights, and antennas mounted on the chassis. Our system can also be integrated with existing OEM in- vehicle displays.

On October 10, 2003, we entered into a Co-Marketing and Development Agreement with Haldex Brake Products Ltd., and a related Supply Agreement with Haldex. Under the terms of the Co-Marketing and Development Agreement, we agreed to engage in a joint development program to integrate our TPMSs with Haldex's brake systems, for the purposes of creating a commercial high pressure TPMS for marketing and resale by Haldex. We anticipated that any new products that result from our collaboration with Haldex would be targeted at both OEMs and aftermarket applications for trailers. Thereafter, Haldex requested a hold in the joint development program until the end of October 2005, alleging a lack of technical resources on their part and the fact that the agreement between our companies had changed scope considerably since its inception. We asked for a release from the current contract, and provided Haldex with a termination notice on September 20, 2006.

Marketing

SmarTire USA Inc. and SmarTire Europe currently market our TPMSs in North America, Europe, South Africa and Australia.

The TREAD Act, which requires tire monitoring for all new passenger cars, is accelerating the acceptance of wireless systems for the vehicle industry. We expect the convergence of wireless and wired networks to enable SmarTire’s wireless technology to interface with existing wired vehicle networks, particularly in commercial vehicles including trucks, buses, recreational and off-road vehicles. We anticipate this legislation to be expanded to cover these vehicles. Based on discussions with our customers, including Dana Commercial Systems, we anticipate the use of wireless technology to rapidly expand from tire pressure monitoring to applications such as brake monitoring, alarm and security systems, vehicle maintenance and other sensing and control applications.

Our current marketing strategy focuses on sales of our TPMSs for OEM applications in the commercial, recreational and industrial markets. Although our ultimate goal is to position ourselves as a wireless gateway system provider of multiple applications beyond TPMS, our selling proposition to the OEM’s is currently focused on TPMSs. Our strategy is to provide high quality products to the OEM market which incorporate the highest level of technology possible, at a competitive price. We also plan to supply the OEM aftermarket through strategic channel partnerships.

Competition

Tire monitoring products can generally be divided between two basic types: direct technology and indirect monitoring technologies. As described in the National Highway Traffic Safety Administration's report, direct tire monitoring technology such as that employed in our products currently provides substantial advantages over indirect monitoring technology. However, several of our competitors and potential competitors have long and established relationships with automobile OEMs and suppliers, which may make it more difficult for us to compete in the OEM market.

Our main competitors with respect to direct TPMSs include the following companies:

Schrader Bridgeport is allegedly the world's largest producer of tire valves and tire-pressure measurement equipment with over $140 million in annual sales. Schrader has been in the passenger car TPMSs market since 1996 and their systems have been used by various OEMs. As a transmitter supplier, Schrader has mainly teamed with separate receiver suppliers to acquire OEM contracts. Current TPMSs business appears to be restricted to the passenger car OEMs.

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

TRW Automotive U.S. LLC is a producer of safety and security systems for the global automotive market. It supplies advanced technology products and services to the automotive markets. From December 1998 to August 2001, we and TRW jointly developed advanced tire monitoring technology and each has access to this technology, which encompasses some of our current products. During this period, we and TRW jointly developed a common application specific integrated sensor chip which we use for some of our existing products. To our knowledge TRW is not marketing a TPMS for the commercial market.

Siemens Automotive AG is a producer and large supplier of high-tech automotive electronic systems. Siemens Automotive's product portfolio focuses on electronic modules and systems including anti-lock brake systems and airbag electronics. Siemens Automotive has entered the market and offers direct TPMSs to OEMs. Although previously restricted to the automotive markets Siemens has recently announced it’s intention to develop a TPMS for the commercial market.

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

Our Competitive Strengths

Our competitive strengths include the following:

•	we can leverage on over 400 man years of experience dedicated specifically to tire monitoring, which we believe is greater than any other company in the world;

•
we believe that our tire monitoring solutions are installed on a greater variety of automobiles, trucks, industrial and agricultural equipment and other types of vehicles than any other company in the world;

•	our experience in OEM and aftermarket give us unmatched knowledge and expertise in end customer issues and reliability concerns;

•	we believe we are the established leader in tire monitoring performance technology;

•	we have a strong patent portfolio complemented by access to all required intellectual property;

•	Our customers have advised that we have the best in Class transmitter radio frequency ("RF") performance;

•	based on our field data, we have the best in class transmitter power management technology;

•	we have the ability to measure tire temperature as well as pressure;

•	we provide flexible sensor mounting solutions;

•	we are able to optimize the RF output characteristics during rotation of wheel assembly which provides consistent radiation patterns;

•	we have the ability to interface with existing commercial vehicle communication networks which allows our system to easily integrate with OEM commercial vehicles;

•	our technology prevents RF collision at start-up and minimizes potential interference from other transmitters; and

•	we provide consistent life performance even at low temperatures and we can reduce the risk of chemical volatility at higher temperatures.

Indirect Competition

One potential future development that could affect the market for both passenger car and commercial vehicle tire monitoring is the development of a "smart chip". This is a computer chip that could transmit data and would be manufactured into tires. We believe that Goodyear and Bridgestone/Firestone have both completed some development of such a computer chip.

Raw Materials and Principal Suppliers

We contract the manufacture of our products to third parties. These manufacturers normally provide turnkey operations whereby the manufacturer is responsible for purchasing the component parts for our TPMSs. Presently, Vansco provides turnkey operations with respect to the manufacture of our commercial transmitters and receivers and we purchase component parts for other products and deliver them to our contract manufacturers. We also purchase component parts on our own account for engineering and prototype development purposes. Certain of the components and raw materials used in our products are difficult to obtain and/or require purchase commitments far in advance of the manufacturing date. At present, our relationships with our current suppliers are generally good and we expect that the suppliers will be able to meet the anticipated demand for our products through fiscal year 2007.

Dependence on Certain Customers

Due to the early stage development of the tire pressure market in general and for our Company, we are still dependent on major customers. During fiscal 2006 we earned 62% of our revenue (2005-53%, 2004-29% ) from 3 (2005-2, 2004-1) customers representing 10% or more of our total sales . We expect that this dependence will be reduced as we start to realize sales through our relationships with new customers and through our strategic alliances, including our alliance with Dana Corporation.

Proprietary Protection

Our intellectual property is important to protecting our competitive advantage and expanding our TPMSs market share. We rely on a combination of patents, trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property.

We hold several patents for our current technologies, which are listed below:

•	United States Patent 5,231,872 addresses the technology in our tire monitoring product. It was issued on August 3, 1993 and expires August 3, 2010.

•
United States Patent 5,285,189 addresses the technology in our abnormal tire condition warning system. It was issued on February 8, 1994 and expires February 8, 2011. We purchased this patent from EPIC Technologies, Inc. in December 1996.

•	United States Patent 5,335,540 addresses the technology in our tire monitoring product. It was issued on August 9, 1994 and expires August 9, 2011.

•
United States Patent 5,559,484 addresses certain technology in our data logging tire monitor with condition predictive capabilities and integrity checking. It was issued on September 24, 1996 and expires September 24, 2013. We purchased this patent from EPIC Technologies in December 1996.

•
United States Patent 5,945,908 addresses certain other technology in our data logging tire monitor with condition predictive capabilities and integrity checking. It was issued on August 31, 1999 and expires on August 31, 2016. We purchased this patent from EPIC Technologies in December 1996.

•
United States Patent 6,357,883 addresses the technology for a wheel component with a cavity for mounting a housing for measurement apparatus. It was issued on March 19, 2002 and expires March 19, 2019.

•
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

Research and Development

We spent the following amounts on engineering, research and development activities during the fiscal years ended July 31, 2006, 2005 and 2004:

2006 - $1,891,961 ($3,161,647 excluding non-cash compensation recovery)

2005 - $3,297,011 ($1,949,078 excluding non-cash compensation expense)

2004 - $1,654,690

We expect to continue to invest in research and development activities as we integrate our current products into vehicle platforms of various OEMs seeking to satisfy the needs of their customers and as we initiate work on new products that complement our wireless gateway strategy.

Costs of compliance with any environmental laws

Although we are required to comply with environmental laws regarding the disposal of certain hazardous, the cost of compliance is not significant. While not required, we plan to become ISO 14001:2004 registered by the middle of calendar 2007 (Environmental System Registration) to comply with the requests of our customers. We anticipate the cost of registration will be $100,000-$200,000.

Number of Total Employees and Number of Full-time Employees

At September 29, 2006, we had 55 full-time employees, one temporary employee and 2 consultants, 11 of who are in marketing, 35 of whom are in engineering, research and development and 12 of whom are administrative and executive personnel. There is no collective bargaining agreement in place.

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

ITEM 3. LEGAL PROCEEDINGS

On January 30, 2006, Travel Technology Innovations LLC ("TTI") provided us with a demand for arbitration. TTI alleges we have breached the sales and distribution agreement with them dated March 14, 2005 by seeking to prematurely terminate the agreement in violation of its terms, thereby damaging TTI through lost profits. On March 21, 2006, TTI amended their claim from $1 million to an amount greater than $1 million but not more than $5 million. Although we are vigorously defending ourselves, we cannot determine the likely outcome of this action or whether the arbitrators will grant TTI's claim. We are currently negotiating a settlement with TTI. However, it is possible that we will not reach a settlement and that arbitration will be required to settle the dispute.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

Our outstanding common stock is traded over-the-counter and quoted on the OTC Bulletin Board (OTCBB) under the symbol "SMTR.OB".

Until May 28, 2003, our common stock was quoted on the Nasdaq SmallCap Market under the symbol "SMTR". The following quotations obtained from Bloomberg.com to reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

QUARTER ENDED	HIGH	LOW

July 31, 2006	$0.083	$0.044

April 30, 2006	$0.084	$0.050

January 31, 2006	$0.099	$0.059

October 31, 2005	$0.13	$0.075

July 31, 2005	$0.18	$0.09

April 30, 2005	$0.24	$0.02

January 31, 2005	$0.04	$0.03

October 31, 2004	$0.09	$0.03

The closing bid and ask prices of our common stock on September 29, 2006, were $.039 and $.040, respectively, as reported on the OTCBB. The OTCBB prices are bid and ask prices that represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions.

Our common shares are issued in registered form. Pacific Corporate Trust Company (10th Floor, 625 Howe Street, Vancouver, British Columbia, V6C 3B8 (telephone: (604) 689-9853, facsimile (604) 689-8144) is the registrar and transfer agent for our common shares.

The OCTBB is a registered quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. An OTC equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements, per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority.

As of September 29, 2006, we had 315,774,656 shares of common stock outstanding and 477 stockholders of record.

DIVIDEND POLICY

We have never declared or paid dividends on our common stock, and we do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

The following change in our securities occurred during the three months ended July 31, 2006 and from August 1, 2006 to September 29, 2006:

•
By conversion notice dated May 4, 2006, Cornell Capital Partners elected to convert $80,000 of its 5% convertible debenture into common shares of the Company. In response we issued 2,857,143 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated June 15, 2006, Cornell Capital Partners elected to convert 719 Class A preferred shares into common shares of the Company. In response we issued 11,504,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated August 21, 2006, Cornell Capital Partners elected to convert 204 Class A preferred shares into common shares of the Company. In response we issued 3,264,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition, changes in financial condition and results of operations for the fiscal years ended July 31, 2006 and 2005 should be read in conjunction with the audited annual financial statements and the notes thereto.

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 2006 vs. Fiscal Year Ended July 31, 2005

Revenue

Gross revenue for the fiscal year ended July 31, 2006 increased to $3,455,649 from $1,463,460 in our fiscal year ended July 31, 2005. This breakdown of the sources of our gross revenue is as follows:

•
Sales of TPMSs to OEMs for installation on new and existing buses increased to $900,538 in fiscal year 2006 from $23,533 in fiscal year 2005. The increase in sales was due to the increase in the number of our customers in both fiscal 2006 and fiscal 2005. Although we anticipate sales of this product to the OEM bus market to increase, it is difficult for us to predict what the volume of sales will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to the aftermarket for buses increased to $52,286 in fiscal year 2006 from $42,430 in fiscal year 2005. Although we anticipate sales of this product to the OEM bus aftermarket to increase, it is difficult for us to predict what the volume of sales will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to OEMs for new passenger cars increased to $1,143,554 in fiscal year 2006 from $572,485 in fiscal year 2005. The increase was primarily due to an increase in sales to Aston Martin, Ford's flagship division. As Aston Martin now supplies our TPMSs on all three of their platforms, we do not anticipate sales of this product to the OEMs to increase unless Aston Martin increases their production of vehicles as our sales and marketing efforts are focused on the commercial or truck, bus, recreational and off-road industrial vehicle markets.

•
Sales of TPMSs to the aftermarket passenger car market decreased to $240,676 in fiscal year 2006 from $307,347 in fiscal year 2005. As our sales and marketing efforts are not focused on this market, it is difficult for us to predict what the volume of sales of this product will be.

•
Sales of TPMSs to OEMs for new recreational vehicle TPMSs increased to $254,095 in fiscal year 2006 from $230,216 in fiscal year 2005. Although we anticipate sales of this product to the OEM recreational vehicle (RV) market to continue to increase, it is difficult for us to predict what the volume of sales of this product will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to the RV aftermarket increased to $616,223 in fiscal year 2006 from $128,739 in fiscal year 2005. The increase was mainly due to the increase in our customer base curing fiscal 2006. We anticipate sales of this product to the RV market to increase. However it is difficult for us to predict what the volume of sales will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to the commercial/truck OEM market increased to $58,589 in fiscal year 2006 from $nil in fiscal year 2005. The majority of these systems are currently being used for customer evaluation purposes. As interest in this product is very high, we anticipate this market will eventually be our largest source of revenue. However, it is difficult for us to predict the timing and volume of sales, as this will depend primarily on market acceptance.

•
Sales TPMSs to the commercial/truck aftermarket were $11,901 in fiscal year 2006 from $5,717 in fiscal year 2005. Sales of this product in fiscal 2006 were for test purposes and interest in this product is very high. However, although we anticipate a significant increase in sales of TPMSs to this market, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

•
Sales of TPMSs to the industrial OEM market increased to $18,002 in fiscal year 2006 from $0 in fiscal year 2005. We anticipate sales of this product to the industrial OEM market to increase based on the new customers the increase in our customer base. However it is difficult for us to predict what the volume of sales will be as this will primarily depend on market acceptance.

•
Sales of TPMSs to the industrial aftermarket increased to $38,187 in fiscal year 2006 from $0 for the nine months ended April 30, 2005. It is difficult for us to predict the volume of sales will be to this market as our primary sales and marketing efforts in this market are focused on the OEMs.

•
Sales of aftermarket motorcycle TPMSs decreased to $31,244 in fiscal year 2006 from $111,875 in fiscal year 2005. As discussed above, our sales and marketing efforts are not focused on this product. As such, it is difficult for us to predict what the volume of sales will be in this market.

•	Sales of miscellaneous products and services increased to $90,054 in fiscal year 2006 from $41,118 in fiscal year 2005.

Gross Margin

Gross margin on product sales increased to 8.5% in fiscal year 2006 from -11.7% in fiscal year 2005. Net of respective inventory write-downs of $700,000 for slow moving aftermarket passenger car TPMSs and motorcycle TPMSs in fiscal year 2006 and $500,000 for slow moving aftermarket passenger car TPMSs in fiscal 2005, gross margin on product sales increased to 28.8% from 22.5%.

The increase in gross margin in fiscal year 2006 resulted as the product mix of systems sold in fiscal year 2006 had higher gross margins than the product mix of systems sold in fiscal year 2005. We anticipate that as sales volumes increase in fiscal 2007 that our gross margin will also increase.

Expenses

Expenses decreased to $7,099,128 in fiscal year 2006 from $12,288,528 in fiscal year 2005. Excluding a stock-based compensation recovery of 3,087,145 in fiscal year 2006 and a stock-based compensation expense of $4,279,653 in fiscal year 2005, operating expenses increased to 10,186,273 from $8,008,875 in fiscal year 2005. The stock-based compensation recovery recorded for fiscal year 2006 resulted as the market value of our vested employee stock options decreased during fiscal year 2006 as compared to a stock-based compensation expense during fiscal year 2005 which resulted due to an increase in the value of our vested employee stock options as discussed in note 3 (o) to the financial statements.

Engineering, research and development expenses decreased to $1,891,961 in fiscal year 2006 from $3,297,011 in fiscal year 2005. Excluding a stock-based compensation recovery of $1,269,686 in fiscal year 2006 and a stock-based compensation expense of 1,347,933 in fiscal year 2005, engineering, research and development expenses increased by $1,212,569 to $3,161,647 in fiscal year 2006. The increase, excluding the stock-based compensation recovery in fiscal 2006 and the stock based compensation expense in fiscal 2005, was mainly due an increase in wage expense which resulted from an increase in the number of engineering related employees, the termination of our VP of Engineering and the loss in value of the US dollar versus the Canadian dollars as the majority of our engineering-related employees are paid in Canadian dollars. In addition, the increase was due to an increase in travel as application engineering services were required to support new OEM customers, to meet with engineers from prospective new OEM customers and to set up manufacturing in the US with Vansco. We also incurred higher rent and utility expenses as we leased additional space to accommodate the additional engineering related employees.

Marketing expenses decreased to $1,535,160 in fiscal year 2006 from $2,540,730 in fiscal year 2005. Excluding a stock-based compensation recovery of $263,122 in fiscal year 2006 and a stock-based compensation expense of $813,545 in fiscal year 2005, marketing expenses increased by $71,097 to $1,798,282 in fiscal year 2006. The increase, excluding the stock-based compensation recovery in fiscal 2006 and the stock based compensation expense in fiscal 2005, was mainly due to higher advertising and promotion costs. The decrease was partially offset by lower wage expense which resulted due to fewer sales and marketing employees in fiscal 2006.

General and administrative expenses decreased to $2,368,118 in fiscal year 2006 from $4,953,537 in fiscal year 2005. Excluding a stock-based compensation recovery of $1,554,337 in fiscal year 2006 and a stock-based compensation expense of $2,118,175 in fiscal year 2005, general and administrative expenses increased by $1,087,093 to $3,922,455 in fiscal year 2006. The increase, excluding the stock-based compensation recovery in fiscal 2006 and the stock based compensation expense in fiscal 2005, was mainly due to an increase in director fees, professional fees and investor relations costs. The increase in professional fees was primarily due to the cost of legal services incurred to defend against a lawsuit from a debenture holder, the cost of restructuring both our $30 million 10% convertible debentures issued on June 23, 2005 by us to Cornell Capital Partners, LP and our $160 million equity line of credit entered into in June 2005, issued to us by Cornell Capital Partners, LP., which was replaced with a new $100 million Standby Equity Distribution Agreement on December 30, 2005 and the cost of filing a registration statement on January 11, 2006 and amended registration statements on February 27, 2006 and April 18, 2006 with the Securities and Exchange Commission to register our debentures.

Depreciation and amortization

Depreciation and amortization expense increased to $1,303,889 in fiscal year 2006 from $1,497,250 in fiscal year 2005. Depreciation and amortization expense is expected to decrease next year with the full amortization of our OEM rights to the commercial market.

Interest and finance charges

Interest and finance charges increased to $24,262,542 in fiscal year 2006 from $3,779,151 in fiscal year 2005. Interest and finance charges in fiscal year 2006 included non-cash interest of $23,207,528 compared to non-cash interest of $3,573,475 in fiscal year 2005. Non-cash interest expense in fiscal year 2006 includes a $16 million fee paid on June 23, 2005 for our $160 million standby equity distribution agreement with Cornell Capital Partners, which was replaced by a $100 million standby equity distribution agreement on December 30, 2005, plus related professional fees and interest accretion on our convertible debentures.

Interest Income

Interest income increased to $222,332 in fiscal year 2006 from $39,241 in fiscal year 2005. This increase was due to higher cash balances maintained during fiscal year 2006.

Loss on settlement of debt

A loss on the settlement of debt of $214,274 was incurred in fiscal year 2006 as compared to $0 in fiscal year 2005. The loss on settlement of debt represents the aggregate consideration provided less the face value of the debt.

Gain on settlement of debt

A gain on settlement of convertible debt of $0 was incurred in fiscal 2006 as compared to $42,346 (restated) in fiscal 2005. The gain arose as on December 15, 2004, we issued a $2.5 million convertible debenture for gross proceeds of $2.5 million and net proceeds of $2.2 million. On issuance of the debenture, we calculated the intrinsic value of the beneficial conversion feature as $671,642 and recorded it as additional paid in capital with the remaining value classified as a liability.

On March 22, 2005, the debenture was repaid for $2.5 million from the proceeds from the issuance of 25,000 mandatory redeemable, convertible preferred stock for which we received gross proceeds of $4 million. No redemption warrants were issued as the preferred shares were issued to the same investor as the $2.5 million convertible debenture.

Derivative instrument income:

A derivative instrument income of $2,521,841 was incurred in fiscal year 2006. The derivative instrument income arose due to mark to market adjustments on derivative instruments as explained in note 11 to the financial statements.

Foreign exchange gain/loss

A foreign exchange loss of $292,220 was incurred in fiscal year 2006 as compared to a foreign exchange gain of $37,194 in fiscal year 2005. Our operating expenses are adversely impacted by a lower US dollar against the Canadian dollar and Pound Sterling as a significant portion of our operations are paid in Canadian dollars and Pound Sterling. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since inception. As at July 31, 2006, we had an accumulated deficit of $103,967,579. Our net loss for fiscal year 2006 was $28,829,105 compared to $16,120,218 for fiscal year 2005. As of July 31, 2006, our stockholders' equity (capital deficit) was $28,025,653 and we had working capital of $1,134,868.

Our cash position at July 31, 2006 was $1,988,420 as compared to $10,059,763 at July 31, 2005. This decrease was due to the net decrease from our operating, financing and investing activities as described below.

Our net loss of $28,829,105 for fiscal year 2006 includes non-cash charges of $1,303,889 for depreciation and amortization, a stock based compensation recovery of $3,087,145, an unrealized gain on derivative instrument of $2,521,841, an inventory write-down of $700,000, a loss on settlement of debt of $214,274, $47,070 for warrants issued for services rendered and $23,207,528 for interest and finance charges as disclosed above under interest and finance charges. Increases in non-cash working capital during this period amounted to $1,088,787. Non-cash working capital changes included increases in accounts receivable, prepaid expenses and accounts payable and accrued liabilities and a decrease in inventory. The net cash used in operating activities in fiscal year 2006 was $7,876,553. Of this amount, $1,000,000 (including $100,000 of withholding taxes) was paid in interest expense on our 10% convertible debentures and $250,000 (including $22,000 of withholding taxes) was paid as partial compensation to settle our dispute with a debenture holder. As it is uncertain whether we will be able to access our $100 million Standby Equity Distribution Agreement when required, we plan to enter into subsequent financings to meet our operating cash flow requirements.

During fiscal 2006, we also purchased certain capital assets at an aggregate cost of $246,575.

During fiscal year 2006, we realized aggregate gross cash proceeds of $171,800 as follows:

•	On October 20, 2005, a warrant holder exercised 1,100,000 warrants at an exercise price of $0.10 for gross proceeds of $110,000.

•	During fiscal year 2006, 2,060,000 stock options were exercised for gross proceeds of $61,800.

On June 30, 2005, we closed a $30 million securities purchase agreement with Cornell Capital Partners, Highgate House Funds, Ltd. and LCC Global Limited. In accordance with the securities purchase agreement, we issued, for a purchase price of $30 million,

(i)	a 10% convertible debenture due June 23, 2008, with a principal balance of $20 million, to Cornell Capital Partners, in trust for LCC Global;

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

(i)	modify the terms of such 10% convertible debentures;

(ii)
effect the transfer by (A) Cornell Capital Partners and LCC Global to Starome Investments, a corporation organized under the laws of Cyprus, of the 10% convertible debenture with the principal balance of $20 million, (B) Cornell Capital Partners and LCC Global to Xentennial Holdings, a corporation organized under the laws of Cyprus, of the 10% convertible debenture with the principal balance of $8 million; and

(iii)
effect the transfer by Highgate House Funds and LCC Global to Staraim Enterprises, a corporation organized under the laws of Cyprus, of the 10% convertible debenture with the principal balance of $2 million ((i), (ii) and (iii) above being referred to as the "restructuring").

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

We agreed to change the conversion price of the outstanding principal under the 10% convertible debentures from a fixed price of $0.1125 to a price equal to the lesser of

(i) $0.1125 (subject to adjustment); and

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

On December 30, 2005, we and Cornell Capital Partners terminated the $160 million standby equity distribution agreement, originally entered into on June 23, 2005, and replaced it with a new $100 million standby equity distribution agreement. We may not request advances under the $100 million standby equity distribution agreement until the underlying shares of our common stock are registered with the SEC.

On January 11, 2006, we filed a registration statement on Form SB-2 with the SEC registering, among other shares of our common stock, the shares of common stock underlying the amended and restated 10% convertible debentures and our $100 million equity line of credit. In response to comments from the SEC, we subsequently filed amendments to this registration statement on February 27, 2006 and April 12, 2006. On September 20, 2006, after receiving default waivers from all of the holders of our 10% convertible debentures, we withdrew the registration statement.

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

With respect to the $1.5 million 5% convertible debenture due May 20, 2006 issued to Cornell Capital Partners, principal will be due and payable in 12 equal installments. The installments of principal were due and payable commencing on October 1, 2005 and subsequent installments were due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full. However, Cornell Capital Partners granted us an extension to November 1, 2006 to commence making these principal and interest payments. Interest on the outstanding principal balance is due and payable monthly, in arrears, commencing on August 1, 2005 and will continue to be payable on the first day of each calendar month thereafter that any amounts under the convertible debenture remain payable.

However, although we have a $100.0 million standby equity distribution with Cornell, there are certain factors that may prevent us from drawing down on it. As such, due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for fiscal year 2006, our independent auditors included additional comments in their Auditors' report indicating the existence of substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this going concern uncertainty. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As the continuation of our business is dependent upon the conversion by certain holders of our outstanding convertible debentures into shares of our common stock or, if such conversions do not occur or are not sufficient to significantly decrease our outstanding repayment obligation, our ability to drawn down on our $100.0 million equity line of credit, successful and sufficient market acceptance of our current products and any new products that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Fiscal Year Ended July 31, 2005

We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since inception. As at July 31, 2005, we had an accumulated deficit of $75,138,474. Our net loss for fiscal year 2005 was $16,120,218 compared to $10,987,026 for fiscal year 2004. As of July 31, 2005, our stockholders' equity was $10,383,957 and we had working capital of $7,582,878.

Our cash position at July 31, 2005 was $10,059,763 as compared to $76,670 at July 31, 2004. This increase was due to the net increase from our operating, financing and investing activities as described below.

Our net loss of $16,120,218 in fiscal year 2005 includes non-cash charges of $1,497,250 for depreciation and amortization, $4,279,653 for compensation expense, $500,000 for an inventory write-down, $3,573,475 for interest and finance charges and a gain on settlement of debt of $42,346. Decreases in non-cash working capital during this period amounted to $507,809. Non-cash working capital changes included increases in inventory and accounts receivable and decreases in prepaid expenses and in accounts payable and accrued liabilities. The net cash used in operating activities in fiscal year 2005 was $6,819,995. We may require subsequent financings to meet our operating cash flow requirements.

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

At July 31, 2006, we had cash of approximately $2.0 million. As our management projects that we will require a minimum of $4.6-$17.9 million to fund our debt repayment, ongoing operating expenses, working capital requirements and potential litigation settlement through July 31, 2007, as detailed below, we may we may require up to $17.9 million in financing through the next twelve months in order to continue in business as a going concern.

	Estimated Range
Marketing	$1,800,000	$2,200,000
Engineering, research and development	3,200,000	3,800,000
General and administrative	2,800,000	3,400,000
Capital Purchases	500,000	1,100,000
Debt repayment (1)	600,000	6,400,000
Litigation settlement (2)	-	5,100,000
General Working Capital (3)	(2,300,000)	(2,100,000)

TOTAL	$6,600,000	$19,900,000

(1) Principal payments on all of our outstanding debt and interest payable, excluding $500,000 of interest payable in cash under our 10% convertible debentures is convertible into shares of our common stock.

(2) Legal dispute includes maximum settlement of $5,000,000 plus attorney fees with distributor that provided us with a demand for arbitration action.

(3) Our working capital requirements are impacted by our inventory requirements. Therefore, any increase in sales of our products will be accompanied not only by an increase in revenues, but also by an increase in our working capital requirements.

The continuation of our business is dependent upon obtaining further financing, market acceptance of our current products and any new products that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations.

We plan to raise any additional capital required to meet the balance of our estimated funding requirements through July 31, 2007, primarily through the issuance of either convertible debt or equity and if possible, the draw down of our $100.0 million standby equity distribution agreement entered into on June 23, 2005.

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

Going Concern

The Company has incurred recurring operating losses and has a deficit of $103,967,579 and working capital of $1,134,868 as at July 31, 2006. During the year ended July 31, 2006, the Company used cash of $7,876,553 in operating and investing activities.

During fiscal 2006, the Company realized gross cash proceeds of $171,800 (2005 - $42,595,017) from financing activities.

The ability of the Company to continue as a going concern is in substantial doubt and is dependent on achieving profitable operations, and obtaining the necessary financing in order to achieve profitable operations. The outcome of these matters cannot be predicted at this time. The Company’s future operations are dependent on the market’s acceptance of its products in order to ultimately generate future profitable operations, and the Company’s ability to secure sufficient financing to fund future operations. There can be no assurance that the Company’s products will be able to secure market acceptance. Management plans to obtain additional financing to enable the company to achieve profitable operations as although the Company has a $100 million Standby Equity Distribution Agreement with Cornell Capital Partners, it is uncertain when the Company will be permitted to draw down on the Standby Equity Distribution Agreement during the period that the outstanding principal and accrued and unpaid interest under the 10% convertible debentures remain outstanding as drawdowns are subject to an effective Registration statement. As a result, the Company may require additional financing to fund its operations. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Inventory

Inventory of raw materials is recorded at the lower of cost, determined on a first-in, first-out basis, and net realizable value. Inventory of finished goods and work-in progress are recorded at the lower of average cost and net realizable value. Average cost is determined using the weighted-average method and includes invoice cost, duties and freight where applicable plus direct labour applied to the product and an applicable share of manufacturing overhead. A provision for obsolescence for slow moving inventory items is estimated by management based on historical and expected future sales and is included in cost of goods sold.

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

Revenue Recognition

We recognize revenue when there is persuasive evidence of an arrangement, goods are shipped and title passes, collection is probable, and the fee is fixed or determinable. Provisions are established for estimated product returns and warranty costs at the time the revenue is recognized. We record deferred revenue when cash is received in advance of the revenue recognition criteria being met. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved. Engineering services revenue for the year were $0 (2005-$0 and 2004-$94,800).

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 14, 2006, KPMG resigned at our request as our independent registered public accounting firm. The Audit Committee made the decision to change independent accountants and that decision was approved, ratified and adopted by our Board of Directors. The audit report of KPMG on the consolidated financial statements as of and for the year ended July 31, 2004 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles but was modified as to uncertainty due to substantial doubt regarding our ability to continue as a going concern. The audit report of KPMG on the consolidated financial statements as of and for the year ended July 31, 2005 did not contain an adverse opinion or disclaimer of opinion and was not qualified, but was modified as to uncertainty due to substantial doubt regarding our ability to continue as a going concern. In connection with their audits for the years ended July 31, 2004, July 31, 2005 and in the subsequent interim periods through July 14, 2006, there have been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference thereto in its reports on financial statements for such years.

On July 28, 2006, we engaged BDO as our independent registered public accounting firm for the fiscal year ending July 31, 2006, and to perform procedures related to the financial statements included in the Company’s quarterly reports on Form 10-QSB, beginning with, and including, the quarter ended October 31, 2006. The Audit Committee made the decision to engage BDO and that decision was approved, adopted and ratified by our Board of Directors. We have not consulted with BDO during our two most recent fiscal years or during any subsequent interim period prior to its appointment as auditor regarding either (i) the application of accounting principle to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to us nor oral advice was provided that BDO concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions).

In deciding to select BDO, the Audit Committee considered BDO’s experience and expertise related to public companies traded on the Over-the-Counter Bulletin Board as well as reviewed auditor independence issues and existing commercial relationships with BDO. The Audit Committee concluded that BDO has no commercial relationship that would impair its independence and had the appropriate expertise that we required regarding its current operations.

ITEM 8A. CONTROLS AND PROCEDURES

(a)	Restatements

The Company has effected a restatement of its financial results for the periods ended April 30, 2005, October 31, 2005, January 31, 2006 and the year ended July 31, 2005 (the “Restatements”).

The Restatements were effected to correct errors in the Company’s accounting treatment of:

(i)
its outstanding convertible debentures that have warrants and conversion features with respect to Statement of Financial Accounting Standards (“SFAS”) No. 133 and Emerging Issues Task Force (“EITF”) 00-19;

(ii)
the gain recorded upon the extinguishment of its $2.5 million, 5% convertible debenture with respect to guidance in EITF 00-27, Issue 12(b) as the conversion price used in the calculation of the accounting gain to reflect that of the closing bid price of the Company’s common stock on the date of extinguishment.

As a result of the Company’s review of these transactions, the effect on the amended accounting for the (non-cash) gain on extinguishment of debt on the Company’s consolidated statement of operations for the year ended July 31, 2005 was a decrease in the gain on extinguishment of debt of $1,828,357 which resulted in an increase in the Company’s net loss of $1,828,357 and a reduction in the charge to deficit relating to the extinguishment of the debenture. Basic and diluted loss per share for the year ended July 31, 2005 increased by $0.01 to $0.07 per share. The effect on the Company’s consolidated balance sheet as of July 31, 2005 was an increase in its additional paid in capital and accumulated deficit of $6,324.

In addition, the warrants and conversion features relating to certain of the Company’s outstanding convertible debentures have been amended to account for these items as a derivative instrument in liabilities, rather than as equity and accordingly, have been bifurcated from the debt hosts and accounted for separately as a derivative instrument liabilities.

(b)	Evaluation of disclosure controls and procedures and remediation

In connection with the Restatements, under the direction of the Company’s management, we have reevaluated certain disclosure controls and procedures and internal control over financial reporting. In connection with the Restatements, we identified a material weakness in our internal controls and procedures relating to the accounting treatment of our convertible debentures and related warrants.

To our knowledge, as of the date of this filing, we have remediated such material weakness in our internal controls and procedures .

In connection with this Form 10-KSB, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as of July 31, 2006, including the remedial actions discussed above, and we have concluded that, as of July 31, 2006, our disclosure controls and procedures are effective.

It should be noted that while our management believe our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments, in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions above the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table shows the positions held by our board of directors and executive officers, and their ages as of September 29, 2006:

Name	Age	Position

Robert Rudman(1)	59	Director, Chairman of the Board
Leif Pedersen	57	President and Chief Executive Officer
Jeff Finkelstein	45	Chief Financial Officer
Dave Warkentin	48	Vice President, Sales and Marketing
Shawn Lammers	39	Vice President, Engineering
William Cronin(1)(2)	59	Director
Martin Gannon(1)(2)	54	Director
Johnny Christiansen(2)	51	Director

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

Business Experience and Principal Occupation of Directors, Executive Officers and Significant Employees

The following is a brief discussion of the business experience of our current directors and executive officers and key employees during the past five years:

William Cronin

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

Johnny Christiansen

Mr. Christiansen joined our company as a director on August 14, 2003. Mr. Christiansen resides in Norway. Mr. Christiansen is presently the President and Chief Executive Officer of IQ Medical Corp. (PK: IQMC), a U.S. public company. Mr. Christiansen is also a business consultant to Visionaire, AS Norway, a private Scandinavian company. He has a strong knowledge of our business and industry as he served as the President of SensoNor ASA from 1999-2002. SensoNor is a Norwegian company and a leading provider of tire monitoring, airbag and rollover sensors for the automotive industry. During Mr. Christiansen's tenure as its President, SensoNor raised more than $100 million in financing and signed contracts for more than $400 million. Before 1999, Mr. Christiansen served as a director of various companies, including Davis AS, Kongsberg Norcontrol Systems, Norcontrol Training AS and Norcontrol Automation AS.

Robert Rudman

Mr. Rudman has been a director since September 1993. Mr. Rudman joined our company in March 1993 as the Chief Financial Officer after serving as an independent financial consultant for several months. He was appointed our Chief Executive Officer on January 19, 1996 and served as our President from January 19, 1996 to June 4, 1999, when he was appointed Chairman of the Board. Mr. Rudman was reappointed our President effective April 1, 2000. He resigned as President and Chief Executive Officer on June 30, 2005. Mr. Rudman currently acts as a consultant to our company in addition to his role as non-executive Chairman of the Board. In addition, Mr. Rudman is a member of the Board of Directors and serves as the Chief Financial Officer, Secretary and Treasurer of IQ Medical Corp. (PK: IQMC), a U.S. public company. Mr. Rudman is a Chartered Accountant with over 17 years of experience assisting public companies listed primarily on the Vancouver Stock Exchange (now the TSX Venture Exchange). Prior to joining our company, Mr. Rudman was manager of a California-based sales contract financing firm. Previously, he was a partner in a consulting firm providing professional assistance to publicly traded companies. Mr. Rudman became a Chartered Accountant in 1974 and worked with Laventhol & Horwath and Price Waterhouse & Co. in Winnipeg, Manitoba.

Leif Pedersen

Effective October 20, 2006, Mr. Leif Pedersen resigned as our President and Chief Executive Officer. Effective as of April 12, 2006, Mr. Pedersen was appointed as our President and Chief Executive Officer. From late 2001 through 2005, Mr. Pedersen, a Norwegian citizen, was the managing director of Consilium GmbH in Hamburg, Germany, responsible for marketing, sales, support and service for a line of technical products for the maritime industry including radar, speed logs and various monitoring and detection systems. Before joining Consilium Mr. Pedersen was program director for SensoNor ASA, a company specializing in the development and production of micro sensors, particularly for the automotive applications. SensoNor is one of the largest sensor suppliers within its niche in the automotive industry. Mr. Pedersen’s earlier experience also includes a variety of sales and marketing and executive positions with Norcontrol AS, The Marine Group, Inc. and Kongsberg Norcontrol AS. He holds a master’s degree in electronics from the Technical University in Trondheim, Norway, and has a degree in business administration from the Bedriftsokonomisk Institutt in Norway. He also earned an export candidate certificate from the Norwegian Export School. Mr. Pedersen has studied cybernetics, electronics, sales and marketing and leadership training. Fluent in English, Norwegian and German, Mr. Pedersen has held several director positions and is at this time a director of Consilium Sevoteknikk AS in Oslo, Norway.

Jeff Finkelstein

Mr. Finkelstein was formally appointed as our Chief Financial Officer in October 2002. He is a Chartered Accountant and is responsible for all financial and related internal control functions for our company, including finance, treasury, accounting, taxation, legal, and administration. Mr. Finkelstein was promoted to Acting Chief Financial Officer of our company in May 2002, after serving as our controller since February 22, 1999. From 1996 to 1999, he served as controller of Golden Knight Resources Inc., a Toronto Stock Exchange listed public company, and Silver Standard Resources, a Nasdaq listed public company. From 1993 to 1995, he served as controller of a private distribution company after eight years as a public accountant.

Shawn Lammers

Mr. Lammers has been with our company since its inception. He currently serves as our Vice President Engineering and is responsible for the development of the patented remote sensing technology utilized in our products. He has been the chief engineer in respect to the design, development and production of our passenger car tire monitoring system, our commercial vehicle tire monitoring system and our industrial equipment tire pressure monitoring systems (TPMS). He has developed software for MS-DOS, Windows, UNIX Workstations and Amiga platforms.

David Warkentin

Effective October 20, 2006, Mr. Dave Warkentin was appointed as our President and Chief Executive Officer. Mr. Warkentin joined our company on August 8, 2005, as Vice President of Sales and Marketing. During 2004 and 2005, Mr. Warkentin was the Vice President of Sales of Intrinsyc Software International, Inc. (TSX: ICS), a Canadian public company that provides engineering services to wireless mobile device makers as well as licensable software for the wireless telephone handset market. From 2000 until 2004, Mr. Warkentin was the Director of Sales for Silent Witness Enterprises Ltd., a Canadian company that manufactures security cameras and digital video recorders targeted to the financial, educational and corrections markets. Also during 2000, Mr. Warkentin was the North American Sales Manager for Digital Dispatch Systems, and was responsible for a sales team selling mobile dispatch hardware and software solutions directly to end-users.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement In Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended July 31, 2006, all filing requirements applicable to our executive officers and directors and greater than 10% shareholders were complied with.

Form 4’s filed on January 5, 2006 for our officers and directors were filed two days late.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial Officer, as well as other members of our senior management and senior financial team. Such Code of Ethics complies with the requirements of the Sarbanes Oxley Act of 2002 and the rules thereunder for codes of ethics applicable to such officers. Our Board of Directors will continue to evaluate its role and responsibilities with respect to new legislative and other requirements of the SEC A copy of our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as an exhibit to our Quarterly Report on Form 10-KSB on October 16, 2003. We will also provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to SmarTire Systems Inc., #150 - 13151 Vanier Place, Richmond, British Columbia, Canada V6V 2J1 or via e-mail at info@smartire.com.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the years indicated, particulars of compensation awarded to, earned by or paid to:

•	our chief executive officer;

•
each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; and

•
any additional individuals for whom disclosure would have been provided immediately above but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year; (the Named Executive Officers) are set out in the summary compensation table below.

During fiscal 2006, six individuals served as our executive officers at various times: Leif Pedersen, Al Kozak, Jeff Finkelstein, Dave Warkentin, Erwin Bartz and Shawn Lammers.

Summary Compensation Table

SUMMARY COMPENSATION TABLE

	Annual Compensation						Long Term Compensation

							Awards		Payouts

Name and	Year		Salary	Bonus		Other	Securities	Restricted	LTIP	All Other
Principal						Annual	Underlying	Shares or	Payouts	Compensation
Position						Compen-	Options/	Restricted
						sation	SARs Share
						(1)	Granted
							(#)

Leif Pedersen	2006		$73,000	$-	(2)	$-	-	$-	$-	$45,050	(3)
President and	2005	$	N/A	-		-	-	-	-	-
Chief	2004	$	N/A	-		-	-	-	-	-
Executive
Officer

Al Kozak	2006		$135,727	$-	(4)	$-	1,750,000	$-	$-	$206,277	(4)
Former President and	2005		$177,162	$44,495	(5)	$-	4,540,000	$-	$-	$-
Chief	2004		$164,983	$-		$-	683,000	$-	$-	$-
Executive
Officer

Jeff	2006		$150,449	$-		$-	1,200,000	$-	$-	-
Finkelstein	2005		$125,748	$30,338	(7)	$-	3,000,000	$-	$-	$-
Chief	2004		$97,490	$-		$-	329,610	$-	$-	$-
Financial
Officer

Dave Warkentin	2006		$116,187	$-	(6)	$-	3,600,000	$-	$-	$20,125	(6)
Vice-	2005	$	N/A	$-		$-	-	$-	$-	$-
President,	2004	$	N/A	$-		$-	-	$-	$-	$-
Sales and
Marketing

Shawn Lammers	2006		$134,366	$-		$-	1,000,000	$-	$-	$-
Vice-	2005		$120,452	$30,338	(7)	$-	3,000,000	$-	$-	$-
President,	2004		$108,739	$-		$-	332,600	$-	$-	$-
Engineering

Erwin Bartz	2006		$90,864	$-		$-	1,000,000	$-	$-	$139,791	(8)
Former Vice-	2005		$130,053	$88,991	(7)	$-	3,000,000	$-	$-	$-
President,	2004		$121,113	$-		$-	390,000	$-	$-	$-
Product
Management

* The average of the closing foreign exchange rates for fiscal 2006, as calculated by using the reported daily rates posted by the Federal Reserve Bank of New York, was CDN$1.1553 to every US$1.00. For the purposes of this table, executive compensation paid in Canadian currency to the Named Executive Officers has been converted into United States currency at the rate of CDN$1.1553 to every US$1.00

(1)
The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)
Represents consulting fees of $73,000 paid to Logistikk Service a.s. for executive management services performed by Mr. Pedersen. This amount was paid pursuant to a July 2006 oral agreement between our Company and Logistikk Serivices a.s. $20,000 per month in return for Mr. Pedersen's services. We are currently negotiating the terms of a contract with Logistikk Service a.s. related to Mr. Pedersen in his position as our President and Chief Executive Officer and will disclose such terms after finalization of the contract. No options have been issued as of September 29, 2006.

(3)
Represents consulting fees of $45,050 paid to Logistikk Service a.s. for services primarily performed by Mr. Pedersen prior to the appointment of Mr. Pedersen as our President and Chief Executive Officer.

(4)
Represents vacation pay of $6,329 and severance of $199,948. The severance has been expensed and is being paid over one year. To the end of July, 2006 $44,623 ($CDN $69,300) had been paid to Mr. Kozak.

(5)	Represents the market value of 1,483,181 common shares issued as a stock bonus.

(6)	Represents sales commissions of $ 20,125 earned by Mr. Warkentin during the year.

(7)	Represents the market value of 1,011,260 common shares issued as a stock bonus.

(8)	Represents severance of $139,791. The severance has been expensed and is being paid over one year. To the end of July, 2006 $48,927 ($CDN $56,525) had been paid to Mr. Bartz.

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during fiscal year 2006. We have never issued stock appreciation rights. We grant options to employees that generally vest evenly over a two-year period and to directors that vest immediately at an exercise price equal to the fair market value of a share of common stock as determined by its closing price on the OTC Bulletin Board. Until May 28, 2003, the exercise price was determined by its closing price on the Nasdaq Capital Market. The term of each option granted is generally five years from the date of grant. Options may terminate before their expiration dates if the optionee's status as an employee is terminated or upon the optionee's death or disability.

Options/SAR Grants in the Last Fiscal Year

	Number of Securities	% of Total
Name	Underlying	Options/SARS Granted
	Options/SARS Granted	to Employees in	Exercise Price
	(#)	Fiscal Year	($/share)	Expiration Date

Leif Pedersen	Nil	N/A	N/A

Al Kozak	1,750,000	6.14%	$0.10	December 29, 2010

Dave Warkentin	2,000,000	7.02%	$0.11	August 10, 2010
	1,100,000	3.86%	$0.10	December 29, 2010
	500,000	1.75%	$0.10	May 29, 2011

Jeff Finkelstein	1,200,000	4.21%	$0.10	December 29, 2010

Shawn Lammers	1,000,000	3.51%	$0.10	December 29, 2010

Erwin Bartz	1,000,000	3.51%	$0.10	December 29, 2010
The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of July 31, 2006. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of July 31, 2006 ($0.142 per share) and the exercise price of the individual's options. Al Kozak was the only Executive Officer who exercised options during fiscal 2006.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares	Value	Number of Securities	Value of Unexercised
	Acquired on	Realized Underlying	Unexercised	In-the-Money Options/SARs at
	Exercise (#)	($)	Options/SARs at FY-End (#)	FY-End ($)
			Exercisable/Unexercisable	Exercisable/Unexercisable

Leif Pedersen	None	None	0	0

			0	0

Al Kozak	900,000	27,000	4,566,000	54,600
			Exercisable
			1,750,000	0
			Unexercisable

Jeff Finkelstein	None	None	3,405,000	45,000
			Exercisable
			1,200,000	0
			Unexercisable

Dave Warkentin	None	None	1,000,000	0
			Exercisable
			2,600,000	0
			Unexercisable

Erwin Bartz	None	None	3,445,000	45,000
			Exercisable
			1,000,000	0
			Unexercisable

Shawn Lammers	None	None	3,447,700	45,000
			Exercisable
			1,000,000	0
			Unexercisable

Compensation of Directors

Directors and executive officers have received from time to time incentive stock options to purchase Common Shares as awarded by the Board of Directors in consultation with the Compensation Committee.

Effective November 2, 2004 the Company revised its formal directors' compensation policy whereby directors are compensated for all meetings that they attend in person at the rate of $1,500 per day, which includes travel time to and from each meeting, and for all meetings that they participate by teleconference or other electronic means at the rate of $500 per day. Directors who participate in a meeting of any committee of the Board of Directors are entitled to compensation at the rate of $500 per day for attendance in person, and at the rate of $300 per day for participation by teleconference or other electronic means. Such fees are payable only if the meeting of the Board or of a committee of the Board, as the case may be, is more than one-half hour in duration. Directors are also entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.

Effective March 27, 2006 the Company supplemented its formal directors' compensation policy whereby effective for fiscal 2006 year, non-employee directors are paid $35,000 as a base retainer, $5,000 for acting as a member of a committee, $10,000 for acting as the chair of a committee, $15,000 for acting as the chair of the audit committee and $50,000 for acting as the chairman of the Board of Directors.

The Company's Board of Directors may award special remuneration to any director undertaking any extraordinary services on behalf of the Company other than services ordinarily required of a director. Other than as indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or extraordinary assignments.

Pursuant to a consulting agreement, Mr. Rudman provided certain specified consulting services to us for a monthly fee of $20,000 per month until June 30, 2006 when the monthly fee was reduced to $10,000 per month. The consulting agreement will terminate on June 30, 2007 unless renewed by mutual agreement of the parties.

There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Effective as of April 12, 2006, Al Kozak left our Company. As per his management agreement, we agreed to pay him one year severance. This amount will be paid over twenty-six (26) pay periods. We will continue to provide benefits coverage, excluding long-term disability, until the earlier of April 12, 2007 or until such time as Mr. Kozak is eligible for benefits coverage under another plan. In addition, until May 12, 2007, Mr. Kozak may continue to exercise any vested stock options that have been granted to him. Any unvested stock options that have been granted to Mr. Kozak will immediately vest at the date of his final severance payment. Thirty days after his final severance payment, any unexercised stock options will be forfeited.

Effective as of March 24, 2006, we terminated Erwin Bartz and agreed to pay him one year severance as per his management agreement. This amount will be paid over twenty-six 26) pay periods. We provided benefits coverage, excluding long-term disability, until June 30, 2006. In addition, until April 24, 2007, Mr. Bartz may continue to exercise any vested stock options that have been granted to him. Any unvested stock options that have been granted to Mr. Bartz will immediately vest at the date of his final severance payment. Thirty days after his final severance payment, any unexercised stock options will be forfeited.

Effective, October 20, 2006, Leif Pedersen resigned from our Company as our President and Chief Executive Officer.

Effective, October 20, 2006 Dave Warkentin was appointed as our President and Chief Executive Officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 29, 2006, certain information with respect to the beneficial ownership of shares of our common stock by each person known by us to be the beneficial owner of more than 5% of the shares of our common stock, by each person known by us to be the beneficial owner of more than 10% of the shares of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the number of shares shown, except as may be otherwise indicated. Beneficial ownership consists of a direct interest in the Common Shares, except as otherwise indicated.

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Ownership	of Class(1)

William Cronin	2,914,746 (2)	*
180 Concord Drive
Madison, Connecticut, USA 06443

Martin Gannon	2,685,000 (3)	*
1275 Post Road
Fairfield, Connecticut, USA 06824

Johnny Christiansen	2,050,000 (4)	*
Spurvestien 24
3189 Horten, Norway

Robert Rudman	10,780,411 (5)	3.32%
#40 - 5740 Garrison Road
Richmond, BC V7C 5E7

Leif Pedersen	Nil	*

Jeff Finkelstein	4,422,010 (6)	1.38%
3460 Regent Street
Richmond, BC V7E 2N1

Shawn Lammers	4,460,479 (7)	1.39%
3460 Regent Street
Richmond, BC V7E 2N1

David Warkentin	1,000,000 (8)	*
20580 Powell Ave.
Maple Ridge, B.C. V2X 3G1

Directors and Executive Officers as a Group	28,312,646 (9)	8.23%

Cornell Capital Partners, L.P.	16,270,138 (10)	4.90%
101 Hudson St., Suite 3606
Jersey City, NJ 07302

Staraim Enterprises Limited	16,270,138 (11)	4.90%
Athalassas, 47
2nd Floor, Flat/Office 202
Strovolos, P.C. 2012
Nicosia, Cyprus

Xentennial Holdings Limited	16,270,138 (12)	4.90%
Athalassas, 47
2nd Floor, Flat/Office 202
Strovolos, P.C. 2012
Nicosia, Cyprus

Starome Investments Limited	16,270,138 (13)	4.90%
Athalassas, 47
2nd Floor, Flat/Office 202
Strovolos, P.C. 2012

* Represents less than 1% of the shares or our outstanding common stock

(1)
Based on 315,774,656 shares of our common stock issued and outstanding as of September 29, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of shares of our common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Includes options to acquire up to 2,827,500 shares of our Common stock, exercisable within sixty days.

(3)	Includes options to acquire up to 2,685,000 shares of our Common stock, exercisable within sixty days.

(4)	Includes options to acquire up to 2,050,000 shares of our Common stock, exercisable within sixty days.

(5)
Includes 10,257 shares of our common stock that are owned by Mr. Rudman's wife over which Mr. Rudman has sole voting and dispositive power, and options to acquire up to an additional 8,501,500 shares of our common stock exercisable within sixty days.

(6)	Includes options to acquire up to 3,405,000 shares of our common stock, exercisable within 60 days.

(7)	Includes of options to acquire up to 3,447,700 shares of our common stock, exercisable within 60 days.

(8)	Includes options to acquire up to 1,000,000 shares of our common stock, exercisable within 60 days.

(9)	Includes options to acquire up to 23,906,800 shares of our common stock, exercisable within 60 days.

(10) Includes only 16,270,138 shares of our common stock beneficially owned by Cornell Capital Partners L.P. The total number of shares of our common stock owned by Cornell Capital Partners L.P. includes: (i) 3,855,680 shares of our common stock that could be issued upon the conversion of 3,855,680 5% series A convertible preferred shares, (ii) 226,666,667 shares of our common stock that could be issued upon the conversion of a10% convertible debenture issued by our company in the original principal amount of $8,000,000, (iii) 56,666,667 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company in the original principal amount of $2,000,000, (iv) 53,571,429 shares of our common stock that could be issued upon the conversion of a 5% convertible debenture issued by our company in the original principal amount of $1,500,000, at a conversion price of $0.028 per share, (v) 16,668,750 shares of our common stock that could be issued upon the exercise of 16,668,750 common share purchase warrants issued to Xentennial Holdings Limited expiring June 23, 2010 at an exercise price of $0.16 per share and (vi) 4,162,500 shares of our common stock that could be issued upon the exercise of 4,162,500 common share purchase warrants issued to Staraim Enterprises Limited expiring June 23, 2010 at an exercise price of $0.16 per share. The 5% and 10% convertible debentures and the share purchase warrants all contain a contractual restriction on beneficial share ownership that limits Cornell Capital Partners L.P. to beneficial ownership, at any one time, of 4.9% of our outstanding shares. Cornell Capital Partners L.P. and its affiliates, in the aggregate, cannot own more than 4.9% of our outstanding shares of common stock except upon providing us with not less than 65 days prior notice. Because Staraim Enterprises Limited and Xentennial Holdings Limited are wholly owned by Cornell Capital Partners L.P., Cornell Capital Partners L.P. is deemed to beneficially own all shares of our common stock held by them. Also, because Staraim Enterprises Limited and Xentennial Holdings Limited are affiliates of Cornell Capital Partners, Staraim Enterprises Limited, Xentennial Holdings Limited and Cornell Capital Partners cannot, collectively, beneficially own in excess of 4.9% of our outstanding shares of common stock. Yorkville Advisors, the general partner of Cornell Capital Partners L.P., may also be deemed to beneficially own the securities of our company that are owned by Cornell Capital Partners L.P. Mark A. Angelo, the founder and President of Cornell Capital Partners, has sole voting and dispositive power over the securities of our company that are beneficially owned by each of Cornell Capital Partners, Xentennial Holdings Limited and Staraim Enterprises Limited.

(11)
Includes only 16,270,138 shares of our common stock beneficially owned by Staraim Enterprises Limited. The total number of shares of our common stock beneficially owned by Staraim Enterprises Limited includes (i) 56,666,667 shares of our common stock that could be issued upon the conversion of the 10% convertible debenture issued by our company in the original principal amount of $2,000,000, which matures June 23, 2008, and (ii) 4,162,500 shares of our common stock that could be issued upon the exercise of 4,162,500 common share purchase warrants. The 10% convertible debenture and the share purchase warrants all contain a contractual restriction on beneficial share ownership that limits Staraim Enterprises Limited to beneficial ownership, at any one time, of 4.9% of our outstanding shares. Staraim Enterprises Limited and its affiliates, in the aggregate, cannot own more than 4.9% of our outstanding shares of common stock except upon providing us with not less than 65 days prior notice. These shares of our common stock are held by either Staraim Enterprises Limited, a Cyprus company, or its wholly-owned subsidiary, Staraim Enterprises Limited, a New Brunswick corporation. Cornell Capital Partners L.P. owns all of the issued and outstanding securities of Staraim Enterprises Limited, and has voting and dispositive authority over all of the shares of common stock of our company that are owned by Staraim Enterprises Limited. Mark A. Angelo, the founder and President of Cornell Capital Partners L.P., is deemed to control Cornell Capital Partners L.P. and therefore is deemed to be the beneficial owner of the securities of our company that are held by Staraim Enterprises Limited. Mark Angelo disclaims beneficial ownership of these shares. Cornell Capital Partners L.P. and its affiliates, in the aggregate, cannot own more than 4.9% of our outstanding shares of common stock. As Staraim Enterprises Limited and Xentennial Holdings Limited are affiliates of Cornell Capital Partners L.P., Staraim Enterprises Limited, Xentennial Holdings Limited and Cornell Capital Partners L.P. cannot, collectively, own in excess of 4.9% of our outstanding shares of common stock.

(12)
Includes only 16,270,138 shares of our common stock beneficially owned by Xentennial Holdings Limited. The total number of shares of our common stock beneficially owned by Xentennial Holdings Limited includes: (i) 226,666,667 shares of our common stock that could be issued upon conversion of the 10% convertible debenture issued by our company in the original principal amount of $8,000,000 and (ii) 16,668,750 shares of our common stock that could be issued upon exercise of 16,668,750 share purchase warrants issued by our company to Xentennial Holdings Limited. The 10% convertible debenture and the stock purchase warrants contain contractual restrictions on beneficial share ownership limiting Xentennial Holdings Limited's beneficial ownership to 4.9% of our outstanding shares of common stock except upon providing us with not less than 65 days prior notice. The shares shown and the shares proposed to be sold are held directly by either Xentennial Holdings Limited, a Cyprus company, and/or its wholly-owned subsidiary, Xentennial Holdings Limited, a New Brunswick corporation. All of the issued and outstanding securities of Xentennial Holdings Limited are owned by Cornell Capital Partners L.P., and Cornell Capital Partners is therefore deemed to have voting and dispositive authority over the shares of our company owned by Xentennial Holdings Limited. Mark A. Angelo, the founder and President of Cornell Capital Partners L.P., is deemed to control Cornell Capital Partners L.P. and therefore is deemed to be the beneficial owner of the securities of our company that are held by Xentennial Holdings Limited. Mark Angelo disclaims beneficial ownership of these shares. Cornell Capital Partners L.P. and its affiliates, in the aggregate, cannot own more than 4.9% of our outstanding shares of common stock. As Staraim Enterprises Limited and Xentennial Holdings Limited are affiliates of Cornell Capital Partners L.P., Staraim Enterprises Limited, Xentennial Holdings Limited and Cornell Capital Partners L.P. cannot, collectively, own in excess of 4.9% of our outstanding shares of common stock.

(13) Includes only 16,270,138 shares of our common stock beneficially owned by Starome Investments Limited. The total number of shares of our common stock beneficially owned by Starome Investments Limited includes: (i) 566,666,667 shares of our common stock that could be issued upon the conversion of all principal and interest due under our $20 million 10% convertible debenture, maturing on June 23, 2008, and (ii) 41,668,750 shares of our common stock that could be issued upon the exercise of 41,668,750 common share purchase warrants. The 10% convertible debenture and the common share purchase warrants contain contractual restrictions on beneficial share ownership limiting Starome Investments Limited's beneficial ownership to 4.9% unless Starome Investments Limited waives such limitation by providing us with 65 day notice. The 10% convertible debenture and the share purchase warrants are held directly by either Starome Investments Limited, a Cyprus company, and/or its wholly-owned subsidiary, Starome Investments Limited, a New Brunswick corporation. Prentice Capital Management, L.P. serves as investment manager to a number of investment funds (including Prentice Capital Partners, LP, Prentice Capital Partners GP, LP and Prentice Capital Offshore, Ltd.) and manages investments for certain entities in managed accounts with respect to which it has voting and dispositive authority over 100% of the shares of Starome Investments Limited. Michael Zimmerman is the Managing Member of (a) Prentice Management GP, LLC, the general partner of Prentice Capital Management and (b) Prentice Capital GP, LLC, the general partner of certain investment funds. As such, he is deemed to control Prentice Capital Management and certain of the investment funds and therefore may be deemed to be the beneficial owner of the securities of our company that are held by Starome Investments Limited. Each of Michael Zimmerman and Prentice Capital Management disclaims beneficial ownership of these securities of our company.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to all of our Company's equity compensation plans in effect as of July 31, 2006.

			Number of Securities
	Number of Securities to be		be Remaining Available for
	Issued Upon Exercise of	Weighted-Average Exercise	Future Issuance Under
	Outstanding Options,	Price of Outstanding	Equity Compensation Plans
	Warrants and Rights	Options, Warrants and	(Excluding Securities
		Rights	Reflected in Column (a))

Plan Category	(a)	(b)	(c)
Equity compensation plans	7,652,600	$0.10	6,761,400
approved by
securityholders

Equity compensation plans	123,228,943	$0.13	6,374,290
not approved by
securityholders

Total	130,881,543	$0.12	13,135,690

Equity compensation plans not approved by security holders consists of 64,858,141 warrants and stock options granted under the plans not approved by security holders. The options currently outstanding under the “2005 US Stock Incentive Plan” and the “2005 Stock Incentive Plan” vest over two years, except options granted to directors, which vest immediately.

The options currently outstanding under the "2003 and 2004 US Stock Incentive Plan" and the "2003 and 2004 Stock Incentive Plan" generally vest immediately. The options currently outstanding under the "2000 and 2002 Stock Incentive Plan" have vested as at July 31, 2006. The exercise price of each option is generally based on the fair value of the common stock at the date of grant. These options have a five year term.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The services of Mr. Robert Rudman, a director, are provided pursuant to a consulting agreement dated July 1, 2005 and the renewal and amendment agreement dated August 9, 2006. For further detail concerning Mr. Rudman’s consulting agreements.

The services of Mr. Leif Pedersen, our former President and Chief Executive Officer, were provided pursuant to a July 2006 oral consulting agreement between our company and Logistikk Service a.s. pursuant to which we paid Logistikk Service a.s. $20,000 per month in return for Mr. Pedersen’s services .

The services of Mr. Shawn Lammers, our Vice President of Engineering, are provided pursuant to a management agreement dated August 1, 1999.

The services of Mr. Jeff Finkelstein, our Chief Financial Officer, are provided pursuant to a management agreement dated October 23, 2002.

The services of Mr. David Warkentin, our Vice President of Sales and Marketing, are provided pursuant to a management agreement dated August 8, 2005.

Effective April 12, 2006, Al Kozak left our Company. As required by the terms of his management agreement, we are required to pay him severance compensation equal to one year’s income in 26 equal payments over (26) pay periods. We will continue to provide benefits coverage, excluding long-term disability, to Mr. Kozak until the earlier of April 12, 2007 or the date upon which Mr. Kozak becomes eligible for benefits coverage under another plan. In addition, until May 12, 2007, Mr. Kozak may continue to exercise any vested stock options. Any stock options that had not vested to Mr. Kozak on or before April 12, 2007 will automatically vest on the date we pay him his final severance payment. Thirty days after we pay Mr. Kozak his final severance payment, all unexercised stock options held by him will expire.

Effective March 24, 2006, we terminated our management agreement with Erwin Bartz. As required by the terms of his management agreement, we are required to pay Mr. Bartz severance compensation equal to one year’s income in 26 equal payment over 26 pay periods. We provided Mr. Bartz with benefits coverage, excluding long-term disability, until June 30, 2006. In addition, until April 24, 2007, Mr. Bartz may continue to exercise any vested stock options. Any stock options that had not vested to Mr. Bartz on or before April 24, 2007 will automatically vest on the date we pay him his final severance payment. Thirty days after we pay Mr. Bartz his final severance payment, all unexercised stock options held by him will expire.

Mr. Christiansen, a director of our company is a principal in Visionaire A.S. During the year ended July 31, 2005, we incurred expenses of $60,000 for a research report prepared by Visionaire A.S. on various sensor applications.

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

PART IV

ITEM 13. EXHIBITS

(a)	The following documents are filed as part of this report:

Consolidated Financial Statements. See "Index" on Page F-1;

Auditors' Report, dated September 29, 2006;

Consolidated Balance Sheets at July 31, 2006 and July 31, 2005;

Consolidated Statements of Operations and Deficit for the Years Ended July 31, 2006, July 31, 2005 and July 31, 2004;

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended July 31, 2006, July 31, 2005 and July 31, 2004;

Consolidated Statements of Cash Flows for the Years Ended July 31, 2006, July 31, 2005 and July 31, 2004; and

Notes to Consolidated Financial Statements.

(b)	Exhibits. See "Exhibit Index".

EXHIBIT
NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of TTC/Truck Tech Corp. dated September 8, 1987 (1)

3.2	Memorandum and Articles of TTC/Truck Tech Corp. (1)

3.3	Memorandum of TTC/Truck Tech Corp. dated September 2, 1987 (1)

3.4	Altered Memorandum of TTC/Truck Tech Corp. dated October 25, 1991 (1)

3.5	Certificate of Change of Name from TTC/Truck Tech Corp. to UniComm Signal Inc. dated April 13, 1994.(1)

3.6	Certificate of Change of Name from UniComm Signal Inc. to SmarTire Systems Inc. dated December 24, 1997.(1)

3.7	Special Resolution and Altered Memorandum of UniComm Signal Inc. dated October 28, 1994.(1)

3.8	Special Resolution and Altered Memorandum of SmarTire Systems Inc. dated November 17, 1995.(1)

3.9	Special Resolution and Altered Memorandum of UniComm Signal Inc. dated January 17, 1997.(1)

3.10	Special Resolution and Altered Memorandum of SmarTire Systems Inc. dated January 16, 1998.(1)

3.11	Special Resolution and Altered Memorandum of SmarTire Systems Inc. dated December 5, 2000.(4)

3.12	Substituted Articles of SmarTire Systems Inc. adopted December 5, 2000.(4)

3.13	Articles of Continuance, dated January 29, 2003 and effective February 6, 2003.(7)

3.14	Certificate of Amendment issued to SmarTire Systems Inc. by the Yukon Registrar of Corporations
effective December 15, 2003 and attached Articles of Amendment of SmarTire Systems Inc. dated
December 11, 2003.(4)

3.15	Certificate of Registration of Restated Articles issued to SmarTire Systems Inc. by the Yukon Registrar of
Corporations effective December 15, 2003, and attached Restated Articles of Incorporation of SmarTire Systems
Inc. dated December 11, 2003.(19)

3.16	By-Law No. 1, dated February 6, 2003.(7)

10.1	Forbearance and Escrow Agreement dated as of September 24, 2004.(5)

10.2	Promissory note dated as of November 16, 2004 with Cornell Capital Partners, LP.(6)

10.3	Promissory note dated as of November 16, 2004 with Cornell Capital Partners, LP.(6)

10.4	Form of Subscription Agreement and Prospective Purchaser Questionnaire of SmarTire Systems Inc.(7)

10.7	Form of 5% Convertible Debenture SmarTire Systems Inc.(7)

10.8	Form of Redemption Warrant of SmarTire Systems Inc.(7)

10.9	Securities Purchase Agreement dated December 15, 2004 by and between SmarTire Systems, Inc. and Cornell
Capital Partners, L.P.(7)

10.10	Registration Rights Agreement dated December 15, 2004 by and between SmarTire Systems, Inc. and Cornell
Capital Partners, L.P.(7)

10.11	Securities Purchase Agreement dated December 15, 2004 by and between SmarTire Systems, Inc. and
Cornell Capital Partners, L.P.(7)

10.12	Registration Rights Agreement dated December 15, 2004 by and between SmarTire Systems, Inc. and Cornell
Capital Partners, L.P.(7)

10.13	Form of Common Stock Purchase Warrant of SmarTire Systems Inc.(7)

10.14	2004 Non-US US Stock Incentive Plan of SmarTire Systems Inc.(7)

10.15	Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Robert Rudman (8)

10.16	Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Allan Kozak (8)

10.17	Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Jeff Finkelstein (8)

10.18	Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Erwin Bartz (8)

10.19	Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Shawn Lammers (8)

10.20	Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and William Cronin (8)

10.21	Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Martin Gannon (8)

10.22	Amendment Agreement dated February 3, 2005 between SmarTire Systems Inc. and Johnny Christiansen (8)

10.23	Registration Rights Agreement dated as of March 22, 2005 by and between SmarTire Systems, Inc. and
Cornell Capital Partners, L.P.(9)

10.24	Investment Agreement dated as of March 22, 2005 by and between SmarTire Systems, Inc. and Cornell Capital
Partners, L.P. (9)(10)

10.25	Termination Agreement dated as of March 22, 2005 by and between SmarTire Systems, Inc. and Cornell Capital
Partners, L.P.(9)

10.26	Redemption, settlement and release agreement dated April 27, 2005 by and between SmarTire Systems Inc. and
Palisades Master Fund, L.P.and PEF Advisors, Ltd.(11)

10.27	Redemption, settlement and release agreement dated May 2, 2005 by and between SmarTire Systems Inc. and
Gamma Opportunity Partners. (11)

10.28	Redemption, settlement and release agreement dated May 4, 2005 by and between SmarTire Systems Inc. and
Alpha Capital Aktiengesellschaftt, L.P.(11)

10.29	Redemption, settlement and release agreement dated May 13, 2005 by and between SmarTire Systems Inc. and
Crescent International Ltd.(11)

10.30	Redemption, settlement and release agreement dated May 23, 2005 by and between SmarTire Systems Inc. and
Goldplate Investment Partners.(11)

10.31	Registration Rights Agreement dated as of May 22, 2005 by and between SmarTire Systems Inc. and Cornell
Capital Partners, LP (11)

10.32	Standby Equity Distribution Agreement dated as of May 22, 2005 by and between SmarTire Systems Inc. and
Cornell Capital Partners, LP (11)

10.33	Investor Registration Rights Agreement dated as of May 22, 2005 by and between SmarTire Systems Inc. and
Cornell Capital Partners, LP (11)

10.34	Amended and Restated Convertible Debenture dated as of June 10, 2005 by and between SmarTire Systems Inc.
and Cornell Capital Partners, LP (11)

10.35	Securities Purchase Agreement dated as of May 22, 2005 by and between SmarTire Systems Inc. and Cornell
Capital Partners, LP (11)

10.36	Waiver Letter from Cornell Capital Partners to SmarTire Systems Inc. dated October 7, 2005 (15)

10.37	Waiver Letter from Crescent International Ltd. to SmarTire Systems Inc. dated October 20, 2005 (15)

10.38	Waiver Letter from Cornell Capital Partners to SmarTire Systems Inc. dated October 31, 2005 (15)

10.39	Marketing and distribution agreement with DANA Corporation dated as of October 12, 2005 (13)

10.40	Investor Relations Agreement between AGORA Investor Relations Corp and SmarTire Systems Inc. dated as of November 1, 2005 (14)

10.41	Agreement for Electronic Manufacturing Services, dated November 16, 2005, between Vansco Electronics LP and SmarTire Systems Inc.(13)

10.42	Amendment No. 1 to Securities Purchase Agreement, dated as of December 30, 2005, among SmarTire Systems Inc.,
Cornell Capital Partners, LP, Highgate House Funds, Ltd., LCC Global Limited, Starome Investments Limited,
Xentennial Investments Limited and Staraim Investments Limited (14)

10.43	Amended and Restated Investor Registration Rights Agreement, dated as of December 30, 2005 among SmarTire
Systems, Starome Investment Limited, Xentennial Investments Limited and Staraim Investments Limited (14)

10.44	Amended and Restated Convertible Debenture, dated as of December 30, 2005, with a principal balance of $20 million, issued by SmarTire Systems Inc. to Starome Investments Limited (14)

10.45	Amended and Restated Convertible Debenture, dated as of December 30, 2005, with a principal balance of $8 million, issued by SmarTire Systems Inc. to Xentennial Investments Limited (14)

10.46	Amended and Restated Convertible Debenture, dated as of December 30, 2005, with a principal balance of $2 million, issued by SmarTire Systems Inc. to Staraim Investments Limited (14)

10.47	Amended and Restated Warrant to purchase 41,668,750 shares of common stock, dated as of December 30, 2005 issued by SmarTire Systems Inc. to Starome Investments Limited (14)

10.48	Amended and Restated Warrant to purchase 16,668,750 shares of common stock, dated as of December 30, 2005 issued by SmarTire Systems Inc. to Xentennial Investments Limited (14)

10.49	Amended and Restated Warrant to purchase 4,162,500 shares of common stock, dated as of December 30, 2005 issued by SmarTire Systems Inc. to Staraim Investments Limited (14)

10.50	Standby Equity Distribution Agreement of December 30, 2005 between SmarTire Systems Inc. and
Cornell Capital Partners, LP (14)

10.51	Termination Agreement $160 million Standby Equity Distribution Agreement of December 30, 2005 between
SmarTire Systems Inc. and Cornell Capital Partners, LP (14)

10.52	Registration Rights Agreement of December 30, 2005 between SmarTire Systems Inc. and Cornell Capital Partners,
LP '(14)
10.53	Agreement for Electronic Manufacturing Services dated November 16, 2005 between SmarTire Systems and
Vansco Electronics L.P. (15)

10.54	Placement Agent Agreement dated December 30, 2005 amongst SmarTire Systems Inc., Newbridge Securities
Corporation, SmarTire Systems Inc., Newbridge Securities Corporation and Cornell Capital Partners, LP (15)

10.55	Amended and Restated Convertible Debenture, with a principal balance of $2 million, issued by SmarTire
Systems Inc. to Staraim Investments Limited dated April 4, 2006 (16)

10.56	Amended and Restated Convertible Debenture, with a principal balance of $8 million, issued by SmarTire
Systems Inc. to Xentennial Investments Limited dated April 4, 2006 (16)

10.57	Extension letter regarding Amended and Restated Convertible Debenture dated as of June 10, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners, LP (16)

10.58	Settlement Agreement and Mutual Release dated January 5, 2006 between SmarTire Systems Inc.and
Bristol Investment Fund Ltd. (14)

10.59	Waiver Letter from Starome Investments Limited to SmarTire Systems Inc. dated April 6, 2006 (16)

10.60	Waiver Letter from Xentennial Investments Limited to SmarTire Systems Inc. dated April 6, 2006 (16)

10.61	Waiver Letter from Staraim Investments Limited to SmarTire Systems Inc. dated April 6, 2006 (16)

10.62	Waiver Letter from Starome Investments Limited to SmarTire Systems Inc. dated April 6, 2006 (16)

10.63	Waiver Letter from Xentennial Investments Limited to SmarTire Systems Inc. dated April 6, 2006 (16)

10.64	Waiver Letter from Staraim Investments Limited to SmarTire Systems Inc. dated April 6, 2006 (16)

10.65	Extension letter regarding Amended and Restated Convertible Debenture dated as of July 31, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners, LP **

10.66	Waiver Letter from Cornell Capital Partners, Starome Investments Limited, Xentennial Investments Limited and
Staraim Investments Limited to SmarTire Systems Inc. dated July 31, 2006 **

10.67	Consulting Agreement by and between Robert Rudman and SmarTire Systems dated June 30, 2005 **

10.68	Renewal and Amendment Agreement by and between Robert Rudman and SmarTire Systems dated August 9, 2006 **

10.69	Management Agreement between SmarTire Systems and David Warkentin dated October 20, 2006 (17)

14.1	Code of Business Conduct and Ethics Compliance Program. (15)

21.1	Subsidiaries of Small Business Entity**

23.1	Consent of BDO Dunwoody LLP **

23.2	Consent of KPMG LLP**

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

** Filed herewith.

(1)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-KSB filed with the Securities and Exchange Commission on August 18, 1998.

(2)	Incorporated by reference to SmarTire Systems Inc.'s definitive Proxy Statement and Information Circular on Schedule
14A filed with the Securities and Exchange Commission on October 31, 2000.

(3)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities and Exchange Commission on January 23, 2003.

(4)	Incorporated by reference to SmarTire Systems Inc.'s Form 8-K filed with the Securities and Exchange Commission on
December 23, 2003.

(5)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on October 1, 2004.

(6)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities and Exchange Commission on December 14, 2004.

(7)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on December 21, 2004.

(8)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on February 9, 2005.

(9)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on March 29, 2005.

(10)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on April 1, 2005, as amended.

(11)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities and Exchange Commission on June 14, 2004.

(12)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on June 30, 2005.

(13)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities Exchange Commission on
December 15, 2005.

(14)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities Exchange Commission on
January 11, 2006.

(15)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on
February 27, 2006.

(16)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on
April 12, 2006.

(17)	Incorporated by reference to SmarTire System Inc.'s 8-K filed with the Securities and Exchange Commission on
October 26, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the fiscal year ended July 31, 2006, the aggregate fees estimated to be billed by our auditors, BDO Dunwoody LLP for professional services rendered for the audit of the Company's annual financial statements is $120,000.

Audit-Related Fees

None.

Tax Fees

For the fiscal years ended July 31, 2006 no fees were billed for tax compliance, tax advice and tax planning by BDO Dunwoody LLP.

All Other Fees

None.

Pre-Approval Policies

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditors are engaged by the Company or its subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

•	approved by the Company's audit committee; or

•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee has pre-approved all services provided by the Company's independent auditor, has considered the nature and amount of the fees billed by our auditor, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining our auditors independence. The process the audit committee follows in pre-approving audit and non-audit services to be provided by the auditor in order to ensure independence of the auditor are as follows:

(1)
Annually the auditor provides the audit committee with a list of the audit-related and non-audit services that are anticipated to be provided during the year for pre-approval. The audit committee reviews the services with the auditor and management considering whether the provision of the services is compatible with maintaining the auditor's independence.

(2)	Upon pre-approval of the services on the initial list, management may engage the auditor for specific engagements that are within the definition of the pre-approved services.

(3)
The audit committee delegates approval authority to the Chair of the audit committee for requests for services not previously presented to the audit committee for pre-approval. Any services approved by the Chair are reported to the full audit committee at the next meeting.

(4)
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

SMARTIRE SYSTEMS INC.

By: /s/ Dave Warkentin
--------------------------------------
Dave Warkentin, President and Chief Executive Officer

Date: October 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 24, 2006:

SIGNATURES

/s/ Robert Rudman
----------------------------------------------------
Robert Rudman, Chairman

/s/ Jeff Finkelstein
----------------------------------------------------
Jeff Finkelstein, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Dave Warkentin
----------------------------------------------------
Dave Warkentin, President and Chief Executive Officer
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

SMARTIRE SYSTEMS INC.

Years ended July 31, 2006, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of SmarTire Systems Inc.

We have audited the consolidated balance sheet of SmarTire Systems Inc. as at July 31, 2006 and the consolidated statements of operations, stockholders' equity (capital deficit) and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conduct our audit in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at July 31, 2006 and the results of its operations and its cash flow for the year then ended in accordance with U.S. generally accepted accounting principles.

/s/ BDO Dunwoody LLP
Chartered Accountants

Vancouver, Canada
September 27, 2006

COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA - U.S. REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 2 to the consolidated financial statements. Our report to the shareholders dated September 27, 2006 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the report of independent registered public accounting firm when these are adequately disclosed in the financial statements.

/s/ BDO Dunwoody LLP
Chartered Accountants

Vancouver, Canada
September 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of SmarTire Systems Inc.

We have audited the consolidated balance sheet of SmarTire Systems Inc. as at July 31, 2005 and the consolidated statements of operations, stockholders’ equity (capital deficit) and comprehensive loss and cash flows for the years ended July 31, 2005 and July 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at July 31, 2005 and the results of its operations and its cash flows for the years ended July 31, 2005 and July 31, 2004 in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Chartered Accountants

Vancouver, Canada
September 16, 2005, except for note 13 which is as of September 23, 2005, and note 4 which is as of June 30, 2006

COMMENTS BY AUDITOR FOR U.S. READERS ON
CANADA - U.S. REPORTING DIFFERENCE

To the Shareholders of SmarTire Systems Inc.

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in note 2 to the financial statements. Our report to the shareholders dated September 16, 2005, except for note 13 which is as of September 23, 2005 and note 4 which is as of June 30, 2006, is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the report of independent registered public accounting firm when these are adequately disclosed in the financial statements.

/s/ KPMG LLP
Chartered Accountants

Vancouver, Canada
September 16, 2005, except for note 13 which is as of September 23, 2005, and note 4 which is as of June 30, 2006

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheet
(Expressed in Unted States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

July 31, 2006 and 2005

	2006	2005
		(as restated - note 4)

ASSETS

Current assets:
Cash and cash equivalents	$1,988,420	$10,059,763
Receivables, net of allowance for doubtful accounts
of $19,497 (2005 - $50,750)	609,250	275,789
Inventory (note 5)	2,212,579	2,798,747
Prepaid expenses	196,668	158,188
	5,006,917	13,292,487

Property and equipment (note 6)	780,039	716,763

Deferred financing costs (note 14)	1,692,094	18,209,280

Other assets (note 7)	75,275	1,066,013

	$7,554,325	$33,284,543

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities (note 8)	$2,257,049	$843,025
Current portion of convertible debentures (note 10)	1,615,000	4,866,584
	3,872,049	5,709,609

Convertible debentures, net of amounts to be accreted of $8,567,424
(2005 - $10,111,082) (note 10)	21,432,576	17,118,667

Accrued interest on convertible debentures (note 10 e))	1,750,000	-
Derivative financial instrument (note 11)	8,043,225	-

Preferred shares, subject to mandatory redemption net of
amounts to be accreted of $3,665,485 (2005 - $3,999,999) (note 12)	482,128	72,310

Stockholders' equity (capital deficit):
Share capital (note 13)
Common shares, without par value:
Unlimited shares authorized
311,610,656 shares issued and outstanding (2005 - 278,562,884)	68,049,577	66,695,717
Additional paid-in capital	6,929,818	18,697,821
Accumulated deficit	(103,967,579)	(75,138,474)
Accumulated other comprehensive loss	962,531	128,893
	(28,025,653)	10,383,957

	$7,554,325	$33,284,543

Going concern (note 2)
Commitments and contingencies (note 20)
See accompanying notes to consolidated financial statements.

Approved on behalf of the Board

/s/ Robert Rudman	/s/ Martin Gannon
Robert Rudman, Director	Martin Gannon, Director

SMARTIRE SYSTEMS INC.
Consolidated Statement of Operations
(Expressed in Unted States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

July 31, 2006 and 2005

	2006	2005	2004
		(as restated - note 4)

Revenue	$3,455,649	$1,463,460	$1,658,279

Cost of goods sold (including in the year ended
July 31, 2006 and July 31, 2005 inventory write-downs of
$700,000 and $500,000 respectively)	3,160,763	1,634,780	1,445,563
	294,886	(171,320)	212,716

Expenses:
Depreciation and amortization	1,303,889	1,497,250	1,371,717
Engineering, research and development	1,891,961	3,297,011	1,654,690
General and administrative	2,368,118	4,953,537	2,338,758
Marketing	1,535,160	2,540,730	1,821,122
	7,099,128	12,288,528	7,186,287

Loss from operations	(6,804,242)	(12,459,848)	(6,973,571)

Other earnings (expenses):
Interest income	222,332	39,241	5,873
Interest and financing expense (note 15)	(24,262,542)	(3,779,151)	(4,031,820)
Gain/(loss) on settlement of convertible debenture (note 10(b))	(214,274)	42,346	-
Unrealized gain on derivative instrument income	2,521,841	-	-
Foreign exchange gain (loss)	(292,220)	37,194	12,492
	(22,024,863)	(3,660,370)	(4,013,455)

Loss for the year	$(28,829,105)	$(16,120,218)	$(10,987,026)

Accrued dividends and accretion on preferred shares	(554,138)	-	-

Loss available to common stockholders	(29,383,243)	(16,120,218)	(10,987,026)

Basic and diluted loss per share	$(0.10)	$(0.07)	$(0.13)

Weighted average number of common shares used in
the computation of basic and diluted loss per
share (note 19)	292,196,901	222,981,341	83,356,095

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Stockholders' Equity (Capital Deficit) and Comprehensive Loss
(Expressed in Unted States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

July 31, 2006 and 2005

	Common Shares			Additional	Accumulated		Accumulated	Stockholders'		Comprehensive
	Shares	Amount		paid-in	Deficit		other	equity		loss
				capital			comprehensive	(Capital
							loss	Deficit )
			$	$		$	$		$	$

Balance at July 31, 2003	55,039,065	48,204,995		6,681,893	(48,031,230)		(568,354)	6,287,304		(9,505,692)

Exercise of stock options for cash	79,400	15,880		-	-		-	15,880		-
Intrinsic value of beneficial conversion feature of convertible debentures
plus fair value of warrants issued	-	-		2,457,023	-		-	2,457,023		-
Conversion of convertible debentures and accrued interest to common shares allocated pro-rata between additional paid-in-capital and common
shares, net of issuance costs of $156,133	20,882,076	5,344,961		(2,788,277)	-		-	2,556,684		-
Exercise of warrants for cash, net of issuance costs of $78,370	12,463,231	3,702,985		(1,601,970)	-		-	2,101,015		-
Issuance of shares and warrants as fees for services received	200,000	34,800		63,375	-		-	98,175		-
Fair value of agent's warrants issued on private placement of convertible
debentures	-	-		15,699	-		-	15,699		-
Issuance of shares as fees on equity line of credit	3,605,769	375,000		(375,000)	-		-	-		-
Cash cost incurred for equity line	-	-		(35,420)	-		-	(35,420)		-
Shares issued upon draw downs on equity line of credit, net of issuance
cost of $60,601	10,861,220	689,399		-	-		-	689,399		-
Loss for the period	-	-		-	(10,987,026)		-	(10,987,026)		(10,987,026)
Translation adjustment	-	-		-	-		267,483	267,483		267,483

Balance as at July 31, 2004	103,130,761	58,368,020		4,417,323	(59,018,256)		(300,871)	3,466,216		(10,719,543)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Stockholders' Equity (Capital Deficit) and Comprehensive Loss
(Expressed in Unted States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

July 31, 2006 and 2005

	Common Shares			Additional	Accumulated		Accumulated	Stockholders'		Comprehensive
	Shares	Amount		paid-in	Deficit		other	equity		loss
				capital			comprehensive	(Capital
							(loss) income	Deficit )
			$	$		$	$		$	$

Balance at July 31, 2004	103,130,761	58,368,020		4,417,323	(59,018,256)		(300,871)	3,466,216		(10,719,543)

Exercise of stock options for cash (note 13(e))	6,059,998	787,800		(606,000)	-		-	181,800		-
Conversion of convertible debentures and accrued interest to common shares allocated pro-rata between additional paid-in-capital and common
shares (note 10)	51,340,389	2,147,293		(648,644)	-		-	1,498,649		-
Intrinsic value of beneficial conversion feature of convertible debt (note 10)	-	-		11,005,243	-		-	11,005,243		-
Settlement of convertible debt (note 10 (c))	-	-		(671,642)	-		-	(671,642)		-
Intrinsic value of beneficial conversion feature of preferred shares (note 12)	-	-		3,999,999	-		-	3,999,999		-
Financing cost related to preferred shares (note 12)	-	-		(145,000)	-		-	(145,000)		-
Financing cost related to convertible debenture (note 10)	-	-		(1,038,037)	-		-	(1,038,037)		-
Exercise of warrants for cash, net of issuance costs of $46,872
(note 13 (e)(ii))	18,940,560	1,588,643		(1,017,299)	-		-	571,344		-
Cashless exercise of warrants (note 13 (f)(ii))	13,364,073	1,026,617		(1,026,617)	-		-	-		-
Shares issued upon draw downs on equity line, net of issuance cost of
$515,170 (note 13(b))	78,887,710	2,505,766		410,420	-		-	2,916,186		-
Shares issued as placement fees on equity line of credit (note 13(d))	75,188	10,000		-	-		-	10,000		-
Shares issued as compensation for services (note 13(c))	6,764,205	261,578		-	-		-	261,578		-
Compensation expense (note 3(o))	-	-		4,018,075	-		-	4,018,075		-
Loss for the period	-	-		-	(16,120,218)		-	(16,120,218)		(16,120,218)
Translation adjustment	-	-		-	-		429,764	429,764		429,764

Balance as at July 31, 2005 (as restated-Note 4)	278,562,884	66,695,717		18,697,821	(75,138,474)		128,893	10,383,957		(15,690,454)

Exercise of stock options for cash (note 13(e))	2,060,000	267,800		(206,000)	-		-	61,800		-
Exercise of warrants for cash (note 13(f))	1,100,000	110,000		-	-		-	110,000		-
Conversion of convertible debentures and accrued interest to common shares allocated pro-rata between additional paid-in-capital and common
shares (Note 10)	13,455,772	607,871		(216,509)	-		-	391,362		-
Settlement of convertible debt (Note 10 (b))	2,000,000	79,549		(41,895)	-		-	37,654		-
Amendment and modification of convertible debentures (Note 10 (e) & 11)	-	-		3,000,000	-		-	3,000,000		-
Initial valuation of derivative financial instrument (Note 11)	-	-		(10,565,066)	-		-	(10,565,066)		-
Conversion of preferred shares into common shares (Note 12)	14,432,000	288,640		(144,320)	-		-	144,320		-
Stock-based compensation recovery (Note 3 (o))	-	-		(3,087,145)	-		-	(3,087,145)		-
Issuance of warrants for services (Note 13 (f))	-	-		47,070	-		-	47,070		-
Accrued dividends and accretion on preferred shares (Note 12)	-	-		(554,138)	-		-	(554,138)		-
Loss for the period	-	-		-	(28,829,105)		-	(28,829,105)		(28,829,105)
Translation adjustment	-	-		-	-		833,638	833,638		833,638
Balance as at July 31, 2006	311,610,656	68,049,577		6,929,818	(103,967,579)		962,531	(28,025,653)		(27,995,467)
See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Cash Flows
(Expressed in Unted States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

July 31, 2006 and 2005

	2006	2005	2004
		(as restated - note 4)
Cash provided (used for):
Operating activities:
Loss for the year	$(28,829,105)	$(16,120,218)	$(10,987,026)
Items not affecting cash:
Depreciation and amortization	1,303,889	1,497,250	1,371,717
Unrealized gain on derivative instruments	(2,521,841)	-	-
Stock-compensation expense (recovery)	(3,087,145)	4,279,653	-
Non-cash interest, penalties and finance charges	23,207,528	3,573,475	3,842,107
Inventory write-down	700,000	500,000	-
Issuance of shares and warrants for services received	47,070	-	98,175
Loss/(gain) on settlement of convertible debenture (note 10(b))	214,274	(42,346)	-
Change in non-cash working capital:
Receivables	(303,993)	(44,507)	170,127
Inventory	101,924	(67,943)	(2,391,749)
Prepaid expenses	(24,781)	82,153	(50,265)
Accounts payable and accrued liabilities	1,315,627	(477,512)	374,794
Net cash used in operating activities	(7,876,553)	(6,819,995)	(7,572,120)

Investing activities:
Purchase of capital assets	(246,575)	(73,511)	(446,780)

Net cash used in investing activities	(246,575)	(73,511)	(446,780)

Financing activities:
Cash received on exercise of stock options	61,800	181,800	15,880
Cash received on exercise of warrants (note 13)	110,000	618,217	2,179,385
Proceeds from equity line of credit (note 13)	-	2,725,000	750,000
Proceeds from convertible debentures (note 10)	-	34,195,000	2,725,000
Proceeds from preferred shares (note 12)	-	4,000,000	-
Proceeds from promissory notes (note 9)	-	875,000	1,500,000
Settlement of convertible debentures (note 10 (b))	(250,000)	-	-
Repayment of convertible debentures (note 10)	-	(3,360,930)	-
Financing costs	-	(19,989,564)	(626,696)
Repayment of promissory notes (note 9)	-	(2,375,000)	(305,715)

Net cash provided by financing activities	(78,200)	16,869,523	6,237,854

Effect of exchange rate difference on cash and cash equivalents	129,985	7,076	14,022

Net increase (decrease) in cash and cash equivalents	(8,071,343)	9,983,093	(1,767,024)

Cash and cash equivalents, beginning of year	10,059,763	76,670	1,843,694

Cash and cash equivalents, end of year	$1,988,420	$10,059,763	$76,670

Supplementary information:
Interest and finance charges paid	$1,055,014	$235,593	$189,713
Income taxes paid	-	-	-
Non-cash investing and financing activities:
Conversion of convertible debentures and interest into common shares	391,362	1,498,649	2,556,684
Conversion of preferred shares to common shares	144,320	-	-
Settlement of convertible debt	37,646	-	-
Fair value of agents warrants issued in conjunction with
private placements	-	-	15,699
Issuance of shares as consideration for equity line of credit	-	2,725,000	375,000
Financing costs included in accounts payable		-	52,859
Shares issued for services	-	261,578	-
See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

1.	Operations:

The Company and its subsidiaries develop and market products incorporating wireless data transmission and processing technologies, primarily for the automotive and transportation industries. The Company's primary product is a wireless tire monitoring system which it currently markets for use on trucks, recreational vehicles, buses, motorcycles, passenger vehicles, and other pneumatic tire applications. All sales of its product are made in this industry segment.

2.	Going concern:

The Company has incurred recurring operating losses and has a deficit of $103,967,579 and working capital of $1,134,868 as at July 31, 2006. During the year ended July 31, 2006, the Company used cash of $7,876,553 in operating and investing activities.

During fiscal 2006, the Company realized gross cash proceeds of $171,800 (2005 - $42,595,017) from financing activities.

The ability of the Company to continue as a going concern is in substantial doubt and is dependent on achieving profitable operations, and obtaining the necessary financing in order to achieve profitable operations. The outcome of these matters cannot be predicted at this time. The Company’s future operations are dependent on the market’s acceptance of its products in order to ultimately generate future profitable operations, and the Company’s ability to secure sufficient financing to fund future operations. There can be no assurance that the Company’s products will be able to secure market acceptance. Management plans to obtain additional financing to enable the Company to achieve profitable operations as although the Company has a $100 million Standby Equity Distribution Agreement with Cornell Capital Partners, it is uncertain when the Company will be permitted to draw down on the Standby Equity Distribution Agreement as drawdowns are subject to an effective Registration statement. As a result, the Company may require additional financing to fund its operations. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Inventory of raw materials is recorded at the lower of cost, determined on a first-in, first-out basis, and net realizable value. Inventory of finished goods and work-in progress are recorded at the lower of average cost and net realizable value. Average cost is determined using the weighted-average method and includes invoice cost, duties and freight where applicable plus direct labour applied to the product and an applicable share of manufacturing overhead. A provision for obsolescence for slow moving inventory items is estimated by management based on historical and expected future sales and is included in cost of goods sold.

(e)	Property and equipment:

Property and equipment are recorded at cost. Depreciation of computer hardware and software and office and shop equipment is provided for on the declining balance basis at 30% per annum. Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease.

(f)	Deferred financing costs:

Deferred financing costs include cash payments made by the Company in conjunction with various financing instruments and placements. The fees associated with the convertible debentures are amortized over the respective terms of the convertible debentures. As at July 31, 2005, the Company had deferred $16,084,086 of financing costs relating to its $160.0 million equity line of credit. As described in note 14, on September 23, 2005 the Company withdrew the Registration Statement previously filed on July 22, 2005 with the SEC. As a result of the withdrawal of the Registration Statement the Company did not have the ability to draw down on the $160.0 million equity line of credit. As further disclosed in note 14, it is currently not determinable when the Company will be able to draw down on the amended $100.0 million equity line of credit. For the year ended July 31, 2006, the Company has charged $16,517,186 (2005 - $197,326, 2004 - $123,573) to the statement of operations as interest and financing expense.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

3.	Significant accounting policies (continued):

(g)	Other assets:

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

The Company recognizes revenue when there is persuasive evidence of an arrangement, goods are shipped and title passes, collection is probable, and the fee is fixed or determinable. Provisions are established for estimated product returns and warranty costs at the time the revenue is recognized. The Company records deferred revenue when cash is received in advance of the revenue recognition criteria being met. Revenue from engineering services is recognized on services as they are rendered and pre-defined milestones are achieved. Engineering services revenue for the year were nil (2005-nil and 2004 - $94,800).

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

The Company accrues warranty costs upon the recognition of related revenue, based on its best estimates, with reference to past experience. See note 20(b).

(m)	Foreign currency translation:

The Company's functional or primary operating currency is the Canadian dollar. The Company's financial statements are prepared in Canadian dollars before translating to the US dollar reporting currency. The Company translates transactions in currencies other than the Canadian dollar at the exchange rate in effect on the transaction date. Monetary assets and liabilities denominated in a currency other than the Canadian dollar are translated at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in earnings.

Amounts reported in Canadian dollars have been translated into US dollars as follows: assets and liabilities are translated into US dollars at the rate of exchange in effect at the balance sheet date and revenue and expense items are translated at the average rates for the period. Unrealized gains and losses resulting from the translation into the reporting currency are accumulated in accumulated other comprehensive income, a separate component of stockholders' equity.

(n)	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management at the date of the financial statements to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts to revenues and expenses during the reporting period. Significant areas requiring the use of estimates include estimating allowance for doubtful accounts, estimating the net realizable value of inventory, the future cash flows for assessing the net recoverable amount of long-lived assets, stock-based compensation, product returns and accrued liabilities. Actual results may differ from those estimates.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

3.	Significant accounting policies (continued):

(o)	Stock-based compensation:

The Company has elected under Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-based Compensation, to account for employee stock options using the intrinsic value method. This method is described in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As the Company grants stock options with an exercise price not less than the market value of the underlying common shares on the date of grant, no compensation expense is required to be recognized under APB 25 for fixed plan awards.

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

In accordance with SFAS 148, “Accounting for Stock-Based Compensation - Transition and disclosure and amendment of FASB Statement No. 123” the following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of FAS 123. Because most of the Company’s options vest over two years and additional option grants are expected to be made in future years, the pro forma results are not representative of the pro forma results for future periods.

SFAS 123 uses the fair value method of calculating the cost of stock option grants. Had compensation cost for employee stock options been determined by this method, net loss and net loss per share would have been as follows:

	2006	2005 (as restated )	2004
Net loss:
As reported	$(28,829,105)	$(16,120,218)	$(10,987,026)
Stock-based compensation expense/(recovery)
recognized using intrinsic value
method (variable award)	(3,087,145)	4,279,653	-
Stock-based compensation expense
determined under fair value based
method for all awards	(651,079)	(1,101,411)	(1,291,736)

Pro forma	$(32,567,329)	$(12,941,976)	$(12,278,762)

Basic and diluted loss per share:
As reported	$(0.10)	$(0.07)	$(0.13)
Pro forma	$(0.11)	$(0.06)	$(0.15)

The Company recognizes compensation expense on a straight-line basis over the vesting period beginning on the date the stock option is granted.

The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option valuation model with the following range of weighted average assumptions:

	2006	2005	2004

Expected dividend yield	0%	0%	0%
Expected stock price volatility	140-145%	137-147%	139-152%
Risk-free interest rate	3.15-4.53%	3.54-4.11%	3.28-4.08%
Expected life of options and warrants	5 years	5 years	3-5 years
Weighted-average fair values of options granted during the year are as follows:

	2006	2005	2004

Options whose exercise price at date of grant:
Equals the market price of stock	$ -	$ 0.03	$ 0.07
Exceeds the market price of stock	0.06	0.02	0.16

The Company recognizes compensation expense for stock options, common stock and other instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are performed and the instrument is earned.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

3.	Significant accounting policies (continued):

(p)	Derivative Instruments:

SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, requires all contracts which meet the definition of a derivative to be recognized in the Company’s consolidated financial statements as either assets or liabilities and recorded at fair value. Changes in the fair value of the derivative financial instruments are recognized periodically in the Company’s consolidated statement of operations. The estimated fair values of derivative instruments are determined at discrete points in time based on the relevant market information and are calculated with reference to the market rates using standard valuation techniques.

(q)	Fair value of financial assets and liabilities:

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximate their fair value due to their short maturities. It was not practicable to estimate the fair value of the convertible debentures and the redeemable preferred shares, as they are not publicly traded or quoted and an active and liquid market does not exist for investments with similar terms, risks and other features. These instruments are convertible into the Company's common shares that currently trade in a limited volume relative to the number of shares that are issued and outstanding. The underlying value of the Company is dependent on future sales, income and product development that are, at least in part, outside of the Company's control. The existence of doubt about the Company's ability to continue as a going concern results in uncertainty about the future, and certain of the instruments are held by related parties. Information as to the terms, including the determination of carrying values, interest rates and maturity dates are set out in notes 10 and 12.

(r)	Comprehensive income:

Under SFAS 130, Reporting Comprehensive Income, the Company is required to report comprehensive income, which includes net loss as well as changes in equity from non-owner sources. The other changes in equity included in comprehensive income for the periods presented comprise the foreign currency cumulative translation adjustments. Accumulated other comprehensive loss is presented in the consolidated statements of stockholders' equity (capital deficit) and comprehensive loss.

(s)	Allowance for doubtful accounts:

Accounts receivables are presented net of an allowance for doubtful accounts. The allowance was $19,497 at July 31, 2006 (2005 - $50,750). Bad debt recovery was $28,630 for the year ended July 31, 2006 (2005 - expense of $51,327; 2004 - expense of $2,135).

The Company evaluates the collectibility of its accounts receivable balances based upon a combination of factors on a periodic basis. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company (such as in the case of bankruptcy filings or material deterioration in the customers’ operating results or financial position and payment experiences), the Company records a specific bad debt provision to reduce the customer’s related accounts.

(t)	Recent accounting pronouncements:

SFAS No. 123 (R)

In December 2004, the SFAS issued Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) requires all public companies accounting for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair value based method. The Company currently accounts for share-based payments to employees using the intrinsic value method as set forth in APB No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123(R) eliminates the alternative to use APB No. 25’s intrinsic value method of accounting. Accordingly the adoption of SFAS No. 123(R)’s fair value method will have an impact our results of operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) permits companies to adopt its requirements using either a modified prospective method or a modified retrospective method. The Company has determined that it will adopt SFAS No. 123(R) using the modified prospection method. The provisions of SFAS No. 123(R) are effective for financial statements with the first interim or annual reporting period beginning after June 15, 2005. However, the SEC announced on April 14, 2005 that it would provide for a phased-in implementation process for SFAS No. 123 (R). As a result, the Company will not be required to apply SFAS 123(R) until the period beginning August 1, 2006.

SFAS No. 154

In June 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

3.	Significant accounting policies (continued):

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning November 15, 2007. The Company is currently evaluating the impact of the provisions of FAS 157.

FIN 48

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on the Company’s consolidated balance sheet and statement of operations.

EITF 06-3

In March 2006, the Emerging Issues Task Force published Abstracts No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”) which requires a policy be adopted to present externally imposed taxes on revenue-producing transactions on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this issue would include taxes that are imposed on a revenue transaction between a seller and a customer. EITF 06-3 is effective in interim and annual financial periods beginning after December 15, 2006. The adoption of EITF 06-3 is not expected to have a material impact on the Company’s financial statements.

SAB 108

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the effect, if any, that this pronouncement will have on its financial results.

4.	Restatement of previously issued financial statement:

The Company has effected a restatement of its financial results for the year ended July 31, 2005.

The restatement was effected to correct an error in the Company’s accounting treatment of the gain recorded upon the extinguishment of its $2.5 million, 5% convertible debenture with respect to guidance in EITF 00-27, Issue 12(b) as the conversion price used in the calculation of the accounting gain to reflect that of the closing bid price of the Company’s common stock on the date of extinguishment.

The effect of the amended accounting for the (non-cash) gain on extinguishment of debt on the Company’s consolidated statement of operations for the year ended July 31, 2005 was a decrease in the gain on extinguishment of debt of $1,828,357 which resulted in an increase in the Company’s net loss of $1,828,357 and a reduction in the charge to deficit relating to the extinguishment of the debenture. Basic and diluted loss per share for the year ended July 31, 2005 increased by $0.01 to $0.07 per share. The effect on the Company’s consolidated balance sheet as of July 31, 2005 was an increase in its additional paid in capital and accumulated deficit of $6,324.

5.	Inventory:

	2006	2005

Raw materials	$ 701,661	$ 1,362,608
Work in progress	232,517	45,332
Finished goods	1,278,401	1,390,807

	$ 2,212,579	$ 2,798,747

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

6.	Property and equipment:

		Accumulated	Net book
2006	Cost	amortization	Value

Computer hardware and software	$ 953,549	$ 746,800	$ 206,749
Office and shop equipment	1,773,674	1,285,667	$ 488,007
Leasehold improvements	243,754	158,471	$ 85,283

	$ 2,970,977	$ 2,190,938	$ 780,039

		Accumulated	Net book
2005	Cost	amortization	Value

Computer hardware and software	$ 803,638	$ 623,123	$ 180,515
Office and shop equipment	1,477,329	1,027,230	450,099
Leasehold improvements	224,901	138,752	86,149

	$ 2,505,868	$ 1,789,105	$ 716,763

7.	Other assets:

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

The rights are being amortized over five years on a straight-line basis.

		Accumulated	Net book
2006	Cost	amortization	Value

OEM - most medium and heavy duty trucks	$ 1,737,500	$ 1,737,500	$ -
OEM - all other vehicles	3,300,000	3,224,725	75,275

	$ 5,037,500	$ 4,962,225	$ 75,275

		Accumulated	Net book
2005	Cost	amortization	Value

OEM - most medium and heavy duty trucks	$ 1,737,500	$ 1,574,381	$ 163,119
OEM - all other vehicles	3,300,000	2,397,106	902,894

	$ 5,037,500	$ 3,971,487	$ 1,066,013

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

8.	Accounts payable and accrued liabilities:

	2006	2005

Accounts payable	$ 928,726	$ 311,296
Accrued liabilities	739,752	232,629
Interest payable on convertible debentures	588,571	299,280

	$ 2,257,049	$ 843,205

9.	Promissory notes:

(a)	During the year ended July 31, 2005, the Company received gross proceeds of $875,000 as follows:

i.
 On November 16, 2004, the Company received gross proceeds of $250,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. There were no fees on the note. The note bore interest at a rate of 12% per annum and was repaid on December 15, 2004.

ii.
 On November 30, 2004, the Company received gross proceeds of $275,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. The note bore interest at a rate of 12% per annum and was repaid on December 15, 2004. As a commitment fee, the holder of the note received $27,500.

iii.
 On February 9, 2005, the Company received gross proceeds of $350,000 upon the issuance of an unsecured short-term promissory note to an accredited investor. The note bore interest at a rate of 10% per annum and was repaid on March 16, 2005. As a commitment fee, the holder of the note received $35,000.

(b)
During the year ended July 31, 2005, the Company repaid all of its outstanding promissory notes. In total, the Company repaid $2,375,000 of principal, including $1,500,000 received from the issuance of two promissory notes during the year ended July 31, 2004 and $61,462 in interest on its promissory notes.

10.	Convertible debentures:

The Company has entered into a number of convertible debt instruments. The following table denotes the face value of each of these convertible debentures and provides a summary of the balance of convertible debentures outstanding as at July 31, 2006 and July 31, 2005. Each convertible debenture is also described in detail as specified in the table below.

	8%	Discounted	5%	5%	5%	10%
	Note 10(a)	Note 10(b )	Note 10(c )	Note 10(c )	Note 10(d )	Note 10(e )	Total
Original face value of convertible debenture	$1,700,000	$3,493,590	$195,000	$2,500,000	$1,500,000	$30,000,000	$39,388,590

Debt component, as at July 31, 2004:	1	666,830	-	-	-	-	666,831

Issued	-	-	195,000	2,500,000	1,500,000	30,000,000	34,195,000
Allocation to additional paid-in capital on issuance	-	-	(52,881)	(677,966)	(1,499,999)	(8,774,399)	(11,005,245)
Interest accretion	274,999	1,680,357	52,881	-	-	163,315	2,171,552
Redemptions, repayments, and settlements	-	(860,929)	-	(1,822,034)	-	-	(2,682,963)
Conversion of debt to common shares	(160,000)	(1,315,517)	-	-	-	-	(1,475,517)
Penalties and other accrued amounts, net of witholding tax	-	115,592	-	-	-	-	115,592

Debt component, as at July 31, 2005	115,000	286,333	195,000	-	1	21,388,916	21,985,250
Less current portion, as at July 31, 2005	(115,000)	(286,333)	(195,000)	-	(1)	(4,270,250)	(4,866,584)
Long term portion of debt component, as at July 31, 2005	$-	$-	$-	$-	$-	$17,118,666	$17,118,666
Remaining face value of convertible debenture as at July 31, 2005	$115,000	$286,333	$195,000	$-	$1,500,000	$30,000,000	$32,096,333

Debt component, as at July 31, 2005	$115,000	$286,333	$195,000	$-	$1	$21,388,916	$21,985,250

Interest accretion	-	-	-	-	1,499,999	3,043,660	4,543,659
Modification of terms of debenture	-	-	-	-	-	(3,000,000)	(3,000,000)
Conversion and settlements of debt to common shares	(115,000)	(286,333)	-	-	(80,000)	-	(481,333)

Debt component, as at July 31, 2006	-	-	195,000	-	1,420,000	21,432,576	23,047,576
Less current portion, as at July 31, 2006	-	-	(195,000)	-	(1,420,000)	-	(1,615,000)
Long term portion of debt component, as at July 31, 2006	$-	$-	$-	$-	$-	$21,432,576	$21,432,576
Remaining face value of convertible debenture as at July 31, 2006	$-	$-	$195,000	$-	$1,420,000	$30,000,000	$31,615,000

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

10.	Convertible debentures (continued):

At January 31, 2005 and April 30, 2005, the Company was in violation of all existing convertible debenture agreements. As a result of this violation, the Company accreted interest to adjust the carrying value of all existing convertible debentures at the time to their redemption value. As at July 31, 2005 and 2006, the Company was in compliance with all terms and conditions of all existing convertible debentures.

The Company filed a Registration Statement on Form SB-2 on January 11, 2006 and subsequently amended Registration Statement on Form SB-2/A on February 27, 2006 and April 11, 2006 to register the underlying securities. The Company subsequently withdrew the registration statement on September 19, 2006.

(a)	$1,700,000 - 8% convertible debenture

On June 17, 2003, the Company closed a private placement of 7% convertible debentures in three 8 tranches pursuant to Rule 506 of Regulation D under the Securities Act of 1933, for gross proceeds of $2,800,000. On July 17, 2003, the Company closed a private placement of 8% convertible debentures pursuant, for gross proceeds of $1,700,000. Net cash proceeds from the convertible debentures were $4,016,978.

In connection with the offering of the convertible debentures, the Company issued 23,846,153 common share purchase warrants which were to expire between July 17, 2008 and November 10, 2008. These warrants were exercised during the year ended July 31, 2005. Advisors to the transactions received a cash commission of $360,000 and 180,000 share purchase warrants: 112,000 share purchase warrants for a period of five years, and 68,000 share purchase warrants for a period of three years. The fair value of these warrants at the date of grant was estimated at $77,640 using the Black-Scholes option valuation model using weighted average assumptions as disclosed in note 3(o). Additional expenses related to this offering were $123,022 plus 100,000 share purchase warrants exercisable at a price of $0.135 per share for a period of five years. The financing cost was to be amortized over the life of the convertible debentures.

Principal under the convertible debentures was convertible by the holder in whole or in part and from time to time at a conversion price of $0.13 per share, subject to the anti-dilution provisions as provided for in the debentures.

Interest on the debentures was payable quarterly on March 1, June 1, September 1 and December 1, and at maturity, in cash or, at the Company's option, in shares of the Company's common stock at an interest conversion price equal to 90% of the lesser of the average closing bid price during the 20 trading days immediately preceding the interest payment date, or the average closing bid price during the 20 trading days immediately preceding the date on which the shares are issued if such shares are issued and delivered after the interest payment date. The Company's right to elect to pay accrued interest in shares of its common stock is subject to certain conditions, including the requirement that there shall be an effective registration statement qualifying the resale of the common stock to be issued to the holders of the convertible debentures in lieu of a cash interest payment. All overdue accrued and unpaid interest under the convertible debentures were to be subject to a late fee at the rate of 18% per annum.

For accounting purposes, the proceeds from the issuance of these convertible debentures were primarily allocated to the fair value of warrants issued and the beneficial conversion feature. The fair value of the warrants was calculated using the Black Scholes option model using assumptions as disclosed in note 3(o). The remaining value of the proceeds of $3 was allocated to debt and was accreted to the redemption value of the convertible debentures over the period from the date of issuance to the initial maturity dates of May 19, 2005 and July 16, 2006.

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

During the year ended July 31, 2006, the remaining $115,000 of principal and $19,627 of accrued interest were converted into 4,286,665 common shares of the Company.

(b)
$3,493,590 - 11% discounted convertible debentures issued on December 24, 2003 - On December 24, 2003, the Company closed a private placement of discounted unsecured convertible debentures in the aggregate principal amount of $3,493,590. The Company also issued 7,939,978 warrants exercisable at $0.25 (subject to adjustment pursuant to the anti-dilution provisions contained in the warrants) with an expiry period of 5 years. The Company issued the convertible debentures at a 22% original issue discount from the face principal amount (based on a notional interest rate of 11% per annum for each year of the two-year term of the debentures), resulting in gross proceeds of $2,725,000. The discount of $768,590 was netted against the face value of the debentures and was to be amortized over the maturity period. Advisors to the transaction received a cash commission of $218,000 and 109,000 three year share purchase warrants exercisable at a price of $0.25 each (subject to adjustment pursuant to the anti-dilution provisions contained in the warrants). The fair value of these warrants at the date of grant was estimated at $15,699, using the Black-Scholes option valuation model using the volatility 141%, risk free interest rate 3.28%, expected life of warrants 3 years. In addition, expenses of $46,894 for professional fees related to this transaction were incurred. The discounted convertible debentures did not otherwise bear interest, and were to mature on April 1, 2006. The outstanding principal amount of each debenture was convertible at any time into shares of the Company's common stock, in whole or in part, at the option of the holder of the debenture at a set price of $0.22 per share (subject to adjustment pursuant to the anti-dilution provisions contained in the debentures). The Company was to make the monthly redemption payments of $145,566 over two years in cash unless during the twenty trading day prior notice period immediately prior to the applicable monthly redemption date the Company irrevocably notified the holder that it would issue underlying shares in lieu of cash at a conversion price equal to the lesser of:

i.	the set price of $0.22 per share (subject to adjustment pursuant to the anti-dilution provisions contained in the debentures), and

ii.
85% of the average of the closing prices of the Company's common stock for twenty days immediately preceding the applicable monthly redemption date, provided that certain conditions are met, including the condition that the underlying shares of common stock shall have been registered under the Securities Act of 1933, as amended.

In addition to the anti-dilution provisions, should the Company, at any time while these debentures are outstanding, offer, sell, grant any option to purchase or offer, sell or grant any right to reprice its securities, or otherwise dispose of or issue any common stock or any equity or equity equivalent securities (including any equity, debt or other instrument that is at any time over the life thereof convertible into or exchangeable for common stock) entitling any person to acquire common shares of the Company, at an effective price per share less than the set price of $0.22 per share, then, the set price shall be adjusted for such conversions.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

10.	Convertible debentures (continued):

For accounting purposes, the proceeds from the issuance of these convertible debentures were allocated to the fair value of the warrants issued and the intrinsic value of the beneficial conversion feature which amounted to $861,351 and $1,595,672, respectively. The fair value of the warrants was calculated using the Black-Scholes option valuation model using assumptions consistent with those disclosed in note 3(o). The remaining proceeds of $266,977 was allocated to debt and was to be accreted to the redemption value of the convertible debentures over the maturity period. Monthly redemption payments for February, March, April and May 2004 were made in shares of the Company, except for one cash payment of $14,583. Monthly redemption payments of $145,566 for each of June and July 2004 were made in cash. During the year ended July 31, 2004, holders of discounted convertible debentures also converted $273,000 of convertible debentures into common shares. This resulted in additional interest accretion of $240,085. During the year ended July 31, 2004, interest accretion of $1,206,762 was charged to the statement of operations as interest expense.

During August 2004, the Company defaulted on payments to holders of its discounted convertible debentures. In response to the default, certain debenture holders filed legal actions against the Company. On September 24, 2004, the Company and holders of the discounted convertible debentures signed an agreement which provided for: withdrawal of legal action; an immediate exercise of 18,226,274 warrants at $0.03 for gross proceeds to the Company of $546,788; conversion of $734,388 of discounted debentures into 24,479,630 common shares and a lock-up provision that established a daily limit on the number of shares that could be traded by the debenture holders. In addition, the holders of $308,444 of discounted debentures converted these debentures to common shares. Between April 27, 2005 and May 23, 2005, the Company entered into redemption, release and settlement agreements with holders of the Company's discounted convertible debentures. Pursuant to such redemptions, the Company made cash payments of $860,929 (including a 20% premium amounting to $76,333), and issued 9,738,759 shares of common stock which were issued at an effective conversion price of $0.028 per share.

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

In settlement of the $91,726 debt, the Company issued consideration of 2,000,000 common shares of the Company, representing a partial exercise of the debenture at the set conversion price of $0.028 per share plus $250,000 (less withholding taxes of $22,000) payable to the holder of the debenture, representing payment of the balance of the debenture and other good and valuable consideration of interest and penalties of $18,346. For accounting purposes, the Company has recorded a loss on settlement of debt of $214,274, which represents the aggregate consideration provided less the face value of the debt.

In addition to the above settlement, during the year ended July 31, 2006, the remaining principal balance of $176,735 was converted into 6,311,964 common shares of the Company.

(c)	$195,000 - 5% convertible debentures and $2,500,000 - 5% convertible debenture issued on December 15, 2004.

On December 15, 2004 the Company closed two private placements of 5% convertible debentures, $195,000 maturing on December 15, 2006 and $2,500,000 maturing on December 15, 2007, for gross proceeds of $2,695,000 and net cash proceeds of $2,394,644. Advisors to the transactions received cash commissions of $279,250. Additional expenses related to these offerings were $21,106. The financing cost is amortized over the life of the convertible debentures.

Principal under the convertible debentures is convertible at the option of the holder in whole or in part and from time to time at a conversion price equal to the lesser of:

•	$0.036 or;

•
an amount equal to 80% of the lowest closing bid price of our common stock, as quoted on Bloomberg, L.P., for the five trading days immediately preceding the conversion date, subject to adjustment as provided for in the debentures.

The Company also has the right to redeem the convertible debentures, in whole or in part, at 120% of the face value of each convertible debenture. For every $100,000 redeemed, the investor was to receive 50,000 redemption warrants. The redemption warrants, if issued, were to be exercisable at 120% of the closing bid price as reported by Bloomberg, L.P. for the trading day immediately preceding the Closing Date.

For accounting purposes, the Company calculated the intrinsic value of the beneficial conversion feature amounting to $730,847 ($677,966 relating to the $2,500,000 debenture and $52,881 relating to the $195,000 debenture) and recorded it as additional paid-in capital. The remaining value of $1,964,153 ($1,822,034 relating to the $2,500,000 debenture and $142,119 relating to the $195,000 debenture) was recorded as a liability and was to be accreted to its aggregate face value of $2,695,000 over the maturity period.

On March 22, 2005, the $2,500,000 debenture was repaid for $2.5 million from the proceeds from the issuance of 25,000 mandatory redeemable, convertible preferred stock for which the Company received gross proceeds of $4 million. No redemption warrants were issued as the preferred shares were issued to the same investor as the $2.5 million convertible debenture. The Company has accounted for this transaction as an extinguishment of debt under EITF 00-27, Issue 12(b). As at the date of extinguishment, management determined the intrinsic value of the conversion feature to be $671,642, which was the reacquisition price allocated to the conversion feature, and therefore the fair value of the debt on extinguishment date was $1,828,358. The carrying value of the debt at the date of extinguishment was 1,870,704 (which included $48,670 of accretion interest incurred during the year ended July 31, 2005). The difference between the carrying value of the liability and the fair value of the debt on the extinguishment date resulted in a net gain on extinguishment of the debenture of $42,346 and has been reported as a gain on settlement of convertible debentures for the year ended July 31, 2006.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

10.	Convertible debentures (continued):

Interest on the remaining principal under the convertible debentures that aggregate $195,000 is payable semi-annually beginning June 15, 2005 and every subsequent six month period that the principal balance remains unpaid. During the year ended July 31, 2005, the Company was in default on the loan as a result of not filing an effective registration statement for this convertible debenture. As a result of the default, the Company accreted the original assigned debt component to its full face value, resulting in interest expense of $52,881 being charged to the statement of operations during the year ended July 31, 2005.

(d)	$1,500,000 - 5% convertible debenture issued on May 20, 2005

On May 20, 2005, the Company entered into a Securities Purchase Agreement to issue a $1,500,000 5% debenture convertible at the option of the holder at $0.028 per share that matures on September 1, 2006. Principal was to be due and payable in 12 equal installments of $125,000 commencing October 1, 2005 and subsequent installments were to be due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full. Interest on the outstanding principal balance is due and payable monthly, in arrears, commencing on August 1, 2005 and will continue to be payable on the first day of each calendar month thereafter that any amounts under the convertible debenture remain payable. Between April 25 and 29, 2005, funds for $1,100,000 of the convertible debenture were placed in escrow with the Company's legal council.

During the year ended July 31, 2006, $80,000 of principal was converted into 2,857,143 common shares.

For accounting purposes, the Company calculated the intrinsic value of the beneficial conversion feature amounting to $1,499,999 and recorded it as additional paid-in capital. The remaining $1 was recorded as a liability and was fully accreted to its face value of $1,500,000 as at July 31, 2006, as a result of being in default prior to receiving an extension on deferral of all principal and interest payments under this convertible debenture as described below.

As at July 31, 2006, the Company was in arrears on payments of principal and interest in the amount of $1,420,000 and $82,477 in principal and interest respectively. The Company has obtained an extension from the principal holder to defer all principal and interest payments under this convertible debenture until November 1, 2006.

(e)	$30,000,000 - 10% convertible debentures issued on June 23, 2005

On June 30, 2005, the Company closed a private placement of unsecured convertible debentures in the aggregate principal amount of $30.0 million. The Company paid a cash fee of $3.0 million for the convertible debentures and a cash structuring fee of $50,000 in connection with the Securities Purchase Agreement. The Company also issued 62.5 million warrants exercisable at $0.16 per share (subject to adjustment pursuant to adjustment as described below) with an expiry period of five years. For accounting purposes, the proceeds from the issuance of these convertible debentures were allocated to the fair value of the warrants issued and the intrinsic value of the beneficial conversion feature which amounted to $4,676,089 and $4,098,310 respectively. The fair value of these warrants was estimated using the Black-Scholes option valuation model using assumptions consistent with those disclosed in note 3 (o). The convertible debentures bear interest at 10% per annum, calculated on the basis of a 360-day year, and will mature on June 23, 2008. The outstanding principal amount of each debenture were to be convertible into shares of the Company's common stock, in whole or in part, at the option of the holder of the debenture at a set price of $0.1125 per share (subject to a adjustment as described below).

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

iv.
Interest is convertible into shares of the Company’s Common Stock and is calculated as ninety-five and one-half percent (95.5%) of the 5 day average of the Closing Bid Price of the Common Stock for the five (5) trading days immediately preceding the date the interest conversion is made. The holder may not receive shares of common stock as payment of interest hereunder to the extent such conversion or receipt of such interest payment would result in the holder beneficially owning in excess of 4.9% of the then issued and outstanding stock of the Company. All accrued but unpaid interest is due on June 23, 2008. As at July 31, 2006, the Company has accrued $1,750,000 in interest based on the terms of the amended convertible debenture;

v.
The Company has the right to redeem all or any portion of the outstanding principal and accrued interest under the convertible debentures at a 20% premium prior to the Maturity Date provided that our Closing Bid Price as reported by Bloomberg, LP, is less than the Fixed Conversion Price at the time of the Redemption Notice. The Debenture holder shall receive a warrant to purchase one million (1,000,000) shares of the Company’s Common Stock for every One Hundred Thousand Dollars ($100,000) redeemed, pro rata (the “Warrant”). The Warrant shall be exercisable on a “cash basis” and have an exercise price of one hundred ten percent (110%) of the Closing Bid Price of the Company’s Common Stock on the date the Company provides the Redemption Notice.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

10.	Convertible debentures (continued):

The Company filed a Registration Statement on Form SB-2 on January 11, 2006 and subsequently amended Registration Statement on Form SB-2/A on February 27, 2006 and April 11, 2006 to register the underlying securities. The Company subsequently withdrew the registration statement on September 19, 2006. Previously, the Company had been in violation of certain terms of its original debentures due to the withdrawal of the Registration Statement on Form SB-2 on September 23, 2005 which was filed on July 22, 2005 to register the underlying securities under the terms of the original debentures.

The Company has reviewed the amended terms of the $30 million convertible debentures under the provisions in EITF 00-19 and SFAS 133 and determined that the warrants issued in connection with the debt agreements should be accounted for as derivative instrument liability, rather than as equity, and the conversion options related to the debt, together with other embedded derivative instruments, have been bifurcated from the debt hosts and accounted for separately as derivative instrument liabilities (note 11).

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

The Company will be considered in default of the 10% convertible debentures if any of the following events, among others, occurs:

i.	Failure to pay any amount due under a convertible debenture and such failure to pay remains uncured for 10 days;

ii.	Failure to observe or perform any other covenant, agreement or warranty contained in, or otherwise commit any breach or default of any provision of the 10% convertible debentures;

iii.	The Company or any of its subsidiaries become bankrupt or insolvent;

iv.	Breach any of the Company's obligations under any other debt or credit agreements involving an amount exceeding $250,000;

v.
The Company's common stock ceases to be eligible for quotation on the principal market for its common stock (currently the OTC Bulletin Board), and fails to be quoted or listed for trading on another principal market (defined to mean the OTC Bulletin Board, the New York Stock Exchange, American Stock Exchange, the NASDAQ Small-Cap Market or the NASDAQ National Market) within 20 trading days;

vi.	The Company or any subsidiary experiences a change of control;

vii.
The Company fails to file a registration statement within 60 days from June 23, 2005 with the Securities and Exchange Commission and such registration statement is not declared effective by the SEC within 120 days after filing;

viii.
If the effectiveness of the registration statement lapses for any reason or the holder of the convertible debentures is not permitted to resell the underlying shares of common stock, in either case, for more than five trading days or an aggregate of eight trading days and;

ix.
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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

10.	Convertible debentures (continued):

The convertible debentures contain a contractual restriction on beneficial share ownership. They provide that the debenture holders may not convert the convertible debentures, or receive shares of the Company's common stock as payment of interest, to the extent that the conversion or receipt of the interest payment would result in the debenture holders, together with their respective affiliates, beneficially owning in excess 4.9% of the Company's then issued and outstanding shares of common stock, except upon providing the Company with not less than 65 days prior notice.

In connection with the execution of the Securities Purchase Agreement, on June 23, 2005, the Company entered into a Registration Rights Agreement with Cornell Capital Partners, Highgate House Funds, Ltd. and LCC Global Limited. In connection with the Restructuring on December 30, 2005, the Company, Starome Investments Limited, Xentennial Holdings Limited and Staraim Enterprises Limited, entered into an Amended and Restated Registration Rights Agreement. Pursuant to the Amended and Restated Registration Rights Agreement the Company agreed to prepare and file, no later than 30 days after the date of the Amended and Restated Registration Rights Agreement, with the SEC a registration statement on Form S-1 or SB-2 (or, if the Company is then eligible, on Form S-3) under the Securities Act of 1933, for the resale by the holders of the 10% convertible debentures of 850 million shares of the Company’s common stock to be issued upon conversion of the convertible debentures.

Of the total financing fee of $3,050,000, $2,165,500 was charged to deferred financing costs and $884,500 was charged to additional paid in capital, based on the Company’s determination of estimated costs of raising capital. The deferred financing costs are amortized over the life of the convertible debentures.

During the year ended July 31, 2006, the Company recorded $3,043,660 (2005 - $163,315, 2004 - nil) respectively of interest expense relating to interest accretion and charged it to the statement of operations.

11.	Derivative financial instruments:

As a result of the amendment to the $30,000,000, 10% convertible debentures on December 30, 2005, described in Note 10(e), management of the Company determined the conversion feature and the 62,500,000 detachable warrants included in the agreement, no longer met the requirements of EITF Issue No. 00-19. Accordingly, the Company has accounted for the conversion feature and warrants as derivative financial instruments under FAS 133, and as of December 30, 2005 recorded as liabilities, the fair value of the conversion feature and warrants. Subsequent to December 30, 2005, such amounts are being re-measured on each balance sheet date based on the fair value of the conversion feature and the warrants with the adjustment charged to the statement of operations. The components of the derivative financial instrument liabilities are described separately below.

In accordance with EITF 96-19 and EITF 05-7, the Company compared the present value of the cash flows under the terms of the modified convertible debenture against the present value of the remaining cash flows at the time of modification under the terms of the original debenture. Included in the analysis was the change in the fair value of the embedded conversion option as required by EITF 05-7. The Company concluded that as the present values of the cash flows did not differ by more than 10%, the amended terms of the debentures are not considered substantially different than the original issued debentures, and thus was accounted as a modification of debt. Accordingly, the Company has concluded that the incremental fair value of the modified embedded conversion feature to be approximately $3,000,000. Therefore, the carrying value of the original debentures classified as a liability has been reduced by $3,000,000 and additional paid-in capital has been increased by the same. Interest accreted on the debentures will be increased in future periods as a result of this adjustment.

On December 30, 2005, the Company reclassified $7,000,000 from additional paid-in capital to derivative financial liability as this was the fair value of the conversion feature at the date of modification. The fair value of the conversion feature relating to the convertible debenture was estimated by the Company using valuation models based on the Company’s share price and other relevant assumptions. As at July 31, 2006, the Company revaluated the fair value of the conversion feature using the same valuation model and determined the revaluated fair value of this instrument to be $5,800,000, which is included in derivative financial instrument liability as at July 31, 2006. For the year ended July 31, 2006, the Company recorded a gain of $1,200,000 on the revaluation of liability for the conversion feature in the statement of operations and the amount is included in derivative instrument income. As at July 31, 2006, none of the holders of this convertible debenture had exercised their right to convert to common shares of the Company.

On December 30, 2005, the Company reclassified $3,565,066 from additional paid-in capital to derivative financial instrument liability as this was the fair value of the outstanding warrants discussed above at that date. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions as at December 30, 2005: dividend yield of 0%, expected volatility of 162%, risk-free interest rate of 3.9% and an expected life of 4.5 years. As at July 31, 2006, the Company revaluated the fair value of the outstanding warrants to $2,243,225. Similarly, the fair value of the warrants, as at July 31, 2006 was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 157%, risk-free interest rate of 3.72% and an expected life of 4.0 years. For the year ended July 31, 2006, the Company recorded a gain of $1,321,841 on the revaluation of liability for warrants in the statement of operations and is included in derivative instrument income. As at July 31, 2006, none of the 62,500,000 detachable warrants have been exercised by the holder.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

12.	Preferred shares subject to mandatory redemptions:

On March 22, 2005, the Company closed a private placement of 25,000 5% convertible Class A preferred shares for gross proceeds of $4,000,000 and net cash proceeds of $3,865,000. Advisors to the transactions received a cash commission of $115,000. Additional expenses related to this offering were $20,000. Proceeds of $2,850,000 from this financing were used to settle a $2,500,000 convertible debenture entered into on December 15, 2004 (as described in note 10(c)) and a $350,000 promissory note entered into on February 9, 2004.

For accounting purposes, these preferred shares have both a conversion and redemption feature. The beneficial conversion feature was recorded at its intrinsic value of $3,999,999 as at the date of entering the agreement. The beneficial conversion feature value was initially recorded as additional paid-in capital and the remaining value of $1 was recorded as a mezzanine item on the balance sheet. The carrying value of the preferred shares is being accreted to its face value of $4,000,000, over a period from the date of issuance to its maturity date of December 22, 2006. The accretion is charged to additional paid-in capital. Total financing costs of $145,000 was charged to additional paid-in capital as substantially all the value of preferred shares is treated as equity.

Principal under the convertible preferred shares may be converted into common shares by the holder in whole or in part from time to time at a conversion price of $0.01. Upon providing 3 business days advance written notice to holders, during which time the holder may elect to convert up to all of their convertible preferred stock, the Company may redeem up to 80% of the convertible preferred stock, in whole or in part, at 120% of the face value.

The holders of the preferred shares are entitled to receive dividends or distributions on a pro rata basis according to their holdings of the preferred shares when and if declared by our board of directors, in the amount of 5.0% per year. Dividends will be paid in cash and are cumulative. As at July 31, 2006, no dividends have been declared by the Company’s board of directors. No declared and unpaid dividends will bear or accrue interest. Upon the Company's liquidation, dissolution, or winding-up, whether voluntary or involuntary, before any distribution or payment is made to any of the holders of common stock or any series of preferred stock, holders of the preferred shares are entitled to receive out of the Company's assets, an amount equal to $160 per share of the preferred share, plus all declared and unpaid dividends thereon, for each share of the preferred share held by the holder. As at July 31, 2006, the aggregate liquidation value of the preferred shares amounted to $4,147,613 (2005 - $4,072,309). Under the Registration Rights Agreements for the preferred shares, the Company would be considered in default of the preferred shares, if the Company failed to file a registration statement with the SEC within 30 days from the date of the agreement of March 22, 2005 and such registration statement is not declared effective by the SEC within 120 days after filing. As at July 31, 2006, the holders of the preferred shares temporarily agreed that the Company was not in default pending the filing of a new registration statement and that they waived their rights under the default provisions affected by this non-compliance.

During the year ended July 31, 2006, holders of the preferred shares converted 902 Class A preferred shares, valued at $144,320, into 14,432,000 common shares of the Company. In conjunction with this conversion, the Company also reclassified $144,320, the pro-rata amount of the beneficial conversion feature initially recorded in additional paid-in capital to share capital. As at July 31, 2006, the balance of the preferred shares subject to mandatory redemption consisted of the initial allocation of $1 (2005 - $1) discussed above, cumulative, undeclared but accrued dividends of $291,933 (2005 - $72,309), and accumulated accretion of $190,194 (2005 - $Nil), net of amounts converted to common shares. During the year ended July 31, 2006, the Company recorded $334,514 (2005 - $Nil) of accretion on the preferred shares which was charged to additional paid-in capital. The balance of the remaining face value of the convertible preferred stock, being $3,855,680, is due and payable at maturity on December 22, 2006.

13.	Share capital:

(a)	Authorized:

On December 10, 2004, the Company's authorized common share capital was increased to an unlimited number of shares pursuant to a special resolution of the shareholders adopted at the annual and special annual meeting of the Company held on December 10, 2004. The Company also has 100,000 preferred shares authorized for issuance, of which 25,000 were issued during the year ended July 31, 2005 (note 12).

On March 18, 2005, the Company filed articles of amendment to its articles of incorporation that set forth all the rights and preferences of its series A 5% convertible preferred stock.

(b)	Common share and unit offerings:

During the year ended July 31, 2005, the Company received financing from the drawdown on its equity line as the Company issued 78,887,710 shares at effective prices ranging from $0.028 to $0.05 per share pursuant to its former $15 million Standby Equity Distribution Agreement for gross proceeds of $2,725,000 and net proceeds of $2,584,250. In addition, $78,484 was reclassified from additional paid-in capital to share financing expense to record the proportionate share of costs on the equity line against the gross amount of draw downs. The issuance of these shares reduced the set price that the holders of the discounted and 8% convertible debentures could convert the convertible debentures into common stock and the exercise price of 14,612,907 warrants outstanding to $0.028.

(c)
On January 19, 2005, the Company issued 5,752,945 shares of common stock to certain members of senior management of the Company for services rendered. The fair value of the shares at the date of issuance based on the closing bid price quoted on the OTC Bulletin Board (OTCBB) was $0.03 per share amounting to $172,588. In addition, on June 21, 2005, the Company issued 1,011,260 shares of common stock to a certain member of senior management of the Company for services rendered. The fair value of the shares at the date of issuance was $0.088 per share amounting to $88,990.

(d)	Standby equity distribution agreements:

On June 1, 2004, the Company filed a registration statement with the Securities and Exchange Commission to register its $15 million equity line of credit that was declared effective on June 14, 2004. On June 1, 2004, the Company issued 3,605,769 shares at an effective price of $0.104 per share as payment for the $365,000 commitment fee and $10,000 placement agency fee related to the Standby Equity Distribution Agreement. The Company also incurred additional costs of $35,420 in fees to prepare and file the registration statement. During the year ended July 31, 2004, the Company effected three draw downs of $250,000 each at prices of $0.090, $0.065 and $0.059, which resulted in the issuance of 10,861,220 common shares and net proceeds of $689,399. In addition, the Company incurred an additional $60,000 as a financing expense to advisors of the Standby Equity Distribution Agreement. On May 19, 2005, this $15.0 million Standby Equity Distribution Agreement was terminated by the parties.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

13.	Share capital (continued):

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

On June 2, 2005, the Company issued 75,188 shares at an effective price of $0.133 per share as payment for a $10,000 placement agency fee related to the Standby Equity Distribution Agreement. The Company also incurred additional costs of $74,086 to prepare and file the registration statement. These additional costs were accounted for as deferred financing costs as at July 31, 2005.

On June 23, 2005, the Company entered into a $160 million equity line of credit with Cornell Capital. On September 23, 2005, the Company formally requested that the Registration Statement on Form SB-2 previously filed with the SEC on July 22, 2005 be withdrawn. The Registration Statement was not previously declared defective by the SEC and no securities were sold pursuant to the Registration Statement.

On December 30, 2005, the Company entered into an agreement to terminate its $160.0 million Standby Equity Distribution Agreement (“SEDA”) and enter into a new $100.0 million SEDA with Cornell Capital. Terms of the agreement which remained the same as the previous agreement are as follows:

i.	Once the registration statement covering the underlying shares of common stock becomes effective, the Company may request an advance every seven trading days.

ii.	The amount of each advance is subject to a maximum amount of $3 million every seven trading days.

iii.	A closing will be held six trading days after such written notice at which time the Company will deliver shares of common stock and Cornell Capital Partners will pay the advance amount.

iv.
For each share of common stock purchased under the equity line of credit, Cornell Capital Partners will pay 98% of the lowest closing bid price on the OTC Bulletin Board or other principal market on which the Company’s common stock is traded for the five days immediately following the notice date.

v.
During the term of the $100 million Standby Equity Distribution Agreement, subject to certain exceptions for issuances resulting from prior commitments, the Company cannot, without the prior consent of Cornel Capital Partners:

a.	Issue or sell any common stock or preferred stock with or without consideration;

b.	Issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock with or without consideration;

c.	Enter into any security instrument granting the holder a security interest in any of our assets; or

d.	File any registration statements on Form S-8.

Provided the Company provides Cornell Capital Partners two days prior written notice, the foregoing restrictions will exclude options, warrants of other securities convertible or exchangeable into shares of the Company’s common stock that were outstanding prior to December 30, 2005.

Cornell Capital Partners, and each of its directors, officers, partners, employees and agents, is entitled to customary indemnification from the Company for any losses or liabilities suffered by any such person based upon material misstatements or omissions from the $100 million Standby Equity Distribution Agreement, registration statement and the prospectus, except as they relate to information supplied by Cornell Capital Partners to us for inclusion in the registration statement and prospectus.

Under the $100 million Standby Equity Distribution Agreement, Cornell Capital Partners may not own more than 9.9% of the Company’s outstanding common stock at ay time.

Terms which have been changed from the $160 million Standby Equity Distribution Agreement are:

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

13.	Share capital (continued):

i.
The Company may continue to request advances until Cornell Capital Partners has advanced $100 million or 5 years have elapsed from the date a registration statement covering the underlying shares of common stock becomes effective.

ii.
Term of the agreement is five years from the date of effectiveness from 24 months (or a five year period if the Company files an amendment to the then effective registration statement or a new registration statement is declared effective the 24th and 48th month after June 23, 2005);

iii.	Fees on draw downs reduced to 2.5% from 5%;

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

(e)	Stock-based compensations plans:

At July 31, 2006, the Company had ten stock-based compensation plans that are described below:

i.	Under the "2000 US Stock Incentive Plan" the Company may grant options to its employees, directors and consultants for up to 200,000 common shares.

ii.	Under the "2000 Stock Incentive Plan" the Company may grant options to its employees, directors and consultants for up to 800,000 common shares.

iii.	Under the "2002 US Stock Incentive Plan" the Company may grant options to its employees, directors and consultants for up to 100,000 common shares.

iv.	Under the "2002 Stock Incentive Plan" the Company may grant options to its employees, directors and consultants for up to 900,000 common shares.

v.	Under the "2003 US Stock Incentive Plan" the Company may grant options to its employees, directors and consultants for up to 2,000,000 common shares.

vi.	Under the "2003 Stock Incentive Plan" the Company may grant options to its employees, directors and consultants for up to 8,000,000 common shares.

vii.	Under the "2004 US Stock Incentive Plan" the Company may grant options to its employees, directors and consultants for up to 3,000,000 common shares.

viii.	Under the "2004 Stock Incentive Plan" the Company may grant options to its employees, directors and consultants for up to 50,000,000 common shares.

ix.	Under the “2005 US Stock Incentive Plan” the Company may grant options to its employees, directors and consultants for up to 10,000,000 common shares.

x.	Under the “2005 Stock Incentive Plan” the Company may grant options to its employees, directors and consultants for up to 25,000,000 common shares.

The options currently outstanding under the “2005 US Stock Incentive Plan” and the “2005 Stock Incentive Plan” vest over two years, except options granted to directors, which vest immediately.

The options currently outstanding under the "2003 and 2004 US Stock Incentive Plan" and the "2003 and 2004 Stock Incentive Plan" generally vest immediately. The options currently outstanding under the "2000 and 2002 Stock Incentive Plan" have vested as at July 31, 2006. The exercise price of each option is generally based on the fair value of the common stock at the date of grant. These options have a five year term.

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	41,972,802	$0.13	8,469,800	$0.63	1,714,400	$2.54
Options granted	28,500,000	0.10	40,520,000	0.03	9,169,600	0.20
Options exercised	(2,060,000)	(0.03)	(6,059,998)	(0.03)	(79,400)	(0.20)
Options forfeited	(2,389,400)	(0.64)	(957,000)	(1.01)	(2,334,800)	(0.38)

Outstanding, end of year	66,023,402	$0.10	41,972,802	$0.13	8,469,800	$0.63

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

13.	Share capital (continued):

	Options outstanding		Options Excercisable

		Weighted
		average	Weighted		Weighted
		remaining	Average		Average
Range of	Number	contractual	Exercise	Number	exercise
exercise prices	of shares	life	Price	exercisable	price

$0.03 - 0.04	32,200,002	3.41	$0.03	32,200,002	$0.03
$0.085 - 0.20	32,875,800	4.00	0.12	10,925,800	0.15
$0.52 - 1.00	136,134	1.46	0.60	136,134	0.60
$1.16 - 3.83	811,466	0.80	2.21	811,466	2.21

$0.03 - 3.83	66,023,402	3.67	$0.10	44,073,402	$0.10

Where options issued after January 18, 2001 have an exercise price in a currency that is not either the (a) functional currency of the Company, or (b) the currency in which the employee is paid, the options are to be accounted for as variable plan options and compensation expense will be recorded equal to the changes in the market value of the underlying common shares at each reporting period. The Company normally grants options in U.S. dollars when the functional currency of the Company is the Canadian dollar. Most employees of the Company are paid in either Canadian dollars or British pounds sterling. Accordingly, these employee options are considered to be variable options.

The Company recognizes compensation expense for stock options, common stock and other instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are performed and the instrument is earned.

For the year ended July 31, 2006, the Company recorded a $3,087,145 (2005 - nil) recovery of stock compensation expense for variable awards which reduced engineering, research and development expenses by $1,269,686 (2005 - nil), general and administrative expenses by $1,554,337 (2005 - nil) and marketing expenses by $263,122 (2005 - nil). For the year ended July 31, 2005, the Company recorded a stock compensation expense for variable awards of $4,018,075, which increased engineering, research and development expenses by $1,273,100, general and administrative expenses by $1,975,925 and marketing expenses by $769,050.

(f)	Warrants:

As at July 31, 2006, warrants outstanding were exercisable for 64,858,141 (2005 - 64,988,141) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $0.16 to $2.80 per share and expire on various dates until June 22, 2010.

The exercise price of warrants issued were not less than the market price of the Company's common shares at the date of issuance.

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding, beginning of year	64,988,141	$-	37,483,485	$0.20	32,154,507	$0.38
Issued	1,000,000	0.16	62,500,000	0.16	19,562,209	0.21
Exercised	(1,100,000)	0.10	(34,884,744)	0.03	(12,463,231)	0.25
Expired	(30,000)	2.80	(110,600)	1.70	(1,770,000)	3.30

Oustanding, end of year	64,858,141	$0.16	64,988,141	$0.16	37,483,485	$0.20

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

13.	Share capital (continued):

For the year ended July 31, 2004, the Company realized gross cash proceeds of $2,179,385 and net cash proceeds of $2,101,015 from the exercise of warrants as follows:

i.	On April 30, 2004, 500,000 warrants were exercised at $0.104 resulting in gross cash proceeds of $52,000 and net cash proceeds of $49,920.

ii.
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

iii.
During October and November 2003, the fair value of the 10,963,231 warrants of $1,601,970 initially recorded as additional paid in capital was reclassified to share capital on exercise of the warrants.

iv.	On May 20, 2004, the Company realized gross cash proceeds of $120,000 from the exercise of 1,000,000 warrants at an exercise price of $0.12 per share.

On September 24, 2004, the holders of the discounted convertible debentures exercised 18,226,274 warrants at $0.03 for gross proceeds of $546,788, and net proceeds of $499,916. The fair value of these warrants of $1,017,299 initially recorded as additional paid-in-capital is reclassified to share capital on exercise of warrants. On May 5, 2005, a warrant holder exercised 714,286 warrants at an exercise price of $0.10 for gross proceeds of $71,429. On November 4, 2005, a warrant holder exercised 1,100,000 warrants at an exercise price of $0.10 for gross proceeds of $110,000.

In addition, during the year ended July 31, 2005, the Company received notices of a cashless warrant exercise from certain holders of the convertible debentures to exercise their outstanding 15,944,184 warrants. The exercise price of these warrants ranged from $0.028 to $0.10, for a fair value of $1,026,617. In response, the Company issued 13,364,073 shares of common stock to the warrant holders.

On October 13, 2005, the Company realized gross cash proceeds of $110,000 from the exercise of 1,100,000 warrants at an exercise price of $0.10 per share.

During the year ended July 31, 2006, 1,000,000 share purchase warrants with an exercise price of $0.16 per share that vest on November 1, 2006 were issued for services received. The fair value at the date of grant was estimated at $62,760. The fair value of these warrants was estimated on the date of issuance using the Black-Scholes option valuation model using the weighted average assumptions consistent with those as described in note 3(o). The fair value of the warrants is being recognized over the vesting period and $47,070 was recorded as interest and finance expense during the year.

14.	Deferred financing costs:

	2006	2005

$100 million equity line of credit (note 13 (d))
Commitment fee	$16,000,000	$16,000,000
Professional fees	74,086	74,086
Agent placement fee	10,000	10,000

	16,084,086	16,084,086

$30 million 10% convertible debentures (note 10(e))
Commissions	2,130,000	2,130,000
Professional fees	35,500	35,500

	2,165,500	2,165,500

Discounted convertible debenture (note 10(b))
Commissions	218,000	218,000
Fair value of agents warrants	15,699	15,699
Professional fees	46,894	46,894

	280,593	280,593

	18,530,179	18,530,179
Amortization	(16,838,085)	(320,899)

	$1,692,094	$18,209,280

The deferred charges related to the discounted convertible debentures are being amortized over the maturity period. During the year, $16,517,186 (2005 - $197,326) was amortized and charged to interest expense. As at July 31, 2005, the Company had deferred $16,084,086 of financing costs relating to its $160.0 million equity line of credit. As described in note 3(f), on September 23, 2005 the Company withdrew the Registration Statement previously filed on July 22, 2005 with the SEC. As a result of the withdrawal of the Registration Statement the Company did not have the ability to draw down on the $160.0 million equity line of credit. As further disclosed in note 10 (f), it is currently not determinable when the Company will be able to draw down on the amended $100.0 million equity line of credit. For the year ended July 31, 2006, the Company has charged $16,084,086 (2005 - nil) to the statement of operations as interest and financing expense.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

15.	Net interest and financing expenses:

	2006	2005	2004

Interest accreted on convertible debentures	$4,543,659	$1,871,696	$578,363
Short-term debt interest expense and finance charges	131,415	112,274	1,206,762
Interest incurred on convertible debentures	3,070,282	942,892	1,777,721
Amortization of deferred financing fees	16,517,186	852,289	468,974

	$24,262,542	$3,779,151	$4,031,820

16.	Financial instruments:

(a)	Credit risk:

The majority of the Company's activities are concentrated in the automotive industry and sales are primarily to a few major customers (note 21). To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses based on a risk assessment of its customers.

(b)	Foreign currency risk:

The Company operates internationally which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. To July 31, 2006, the Company has not entered into derivatives or other hedging instruments to mitigate its foreign exchange risk.

17.	Related party transactions:

(a)
Cornell Capital is considered a related party from a financial perspective due to the number and size of the financial transactions that were entered into with the Company. Cornell Capital does not have influence over the Company's operating or investing activities. During the year ended July 31, 2006, the Company paid $900,000 (net of $100,000 of withholding taxes) in interest payments to Cornell Capital for interest and financing fees due on its $30,000,000 convertible debentures (2005- $19,658,134) to Cornell Capital and its affiliates (2004-$571,500) and the Company had the following financial instruments outstanding with Cornell Capital as at July 31, 2006:

Financial Instrument	Amount

Standby equity distribution agreement	100,000,000
Preferred shares	3,855,680
Convertible debentures	11,420,000

(b)	During the year ended July 31, 2006, the Company paid $230,000 (2005 - nil) in consulting fees to the Company’s Chairman pursuant to a consulting agreement entered into on June 30, 2005.

(c)	During the year ended July 31, 2006, the Company incurred expenses of nil (2005 - $60,000; 2004 - nil) for a research report to a company in which a director of the Company has significant influence.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

18.	Income taxes:

(a)	Effective tax rate:

The effective income tax rates differ from the Canadian statutory rates for the following reasons:

	2006	2005	2004

Canadian statutory tax rate	34.1%	35.6%	36.4%
Computed tax expense	$(9,830,725)	$(5,738,798)	$(3,999,277)
Foreign losses tax affected at lower rates	30,007	103,937	5,162
Reduction in effective tax rates	987,644	-	(339,481)
Permanent and other differences	1,588,656	3,591,989	1,352,012
Change in valuation allowance	7,224,418	2,042,872	2,981,584

	$-	$-	$-

**Included in other differences are tax affected loss carryforwards that expired in the year in the amount of $3,045,569 (2005 - $1,231,000; 2004 - $946,000).

(b)	Deferred tax assets and liabilities:

	2006	2005

Deferred tax assets:
Fixed and other assets, accounting
depreciation in excess of tax	5,587,832	1,642,001
Loss carryforwards	21,073,311	17,812,576
Scientific research and development expenses	428,823	413,060
Share issue costs	492,993	721,844
Others	409,200	178,261

Total gross deferred tax assets	27,992,159	20,767,742
Valuation allowance	(27,992,159)	(20,767,742)

Net deferred tax assets	-	-

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

For Canadian tax purposes, the Company has approximately $44,100,000 of non-capital losses for income tax purposes available at July 31, 2006 to reduce taxable income of future years. These losses will expire as follows:

2007	$200,000
2008	5,100,000
2009	6,500,000
2010	5,700,000
2011	6,400,000
2012	3,500,000
2013	16,700,000
$44,100,000

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

18.	Income taxes (continued):

       Additionally, for Canadian tax purposes, the Company has scientific research and development expenditures of $1,258,000 available to reduce future taxable income indefinitely.

For United States tax purposes, the Company has approximately $6,200,000 of net operating losses for income tax purposes available at July 31, 2006 to reduce taxable income of future years. These losses will expire as follows:

2012	$100,000
2013	900,000
2019	1,800,000
2020	1,300,000
2021	400,000
2022	800,000
2023	300,000
2024	400,000
2025	100,000
2026	100,000
$6,200,000

For United Kingdom tax purposes, the Company has approximately $12,600,000 of non-capital losses for income tax purposes available at July 31, 2006 to reduce taxable income of future years. These losses may be carried forward indefinitely.

19.	Earnings (loss) per share:

The weighted average number of shares outstanding used in the computation of earnings (loss) per share were as follows:

	2006	2005	2004

Weighted-average shares used in computation of	292,196,901	222,981,341	83,356,095
basic earnings (loss) per share

Potentially dilutive securities excluded in
calculation of loss per share	1,622,563,244	846,988,048	98,697,014

Diluted loss per share has not been presented since the Company is in a loss position and the effect of the Company's stock options, debentures and warrants are anti-dilutive.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

20.	Commitments and contingencies:

(a)	The Company is committed to the following payments under operating leases, and service agreements for premises and certain equipment and consultants:

2007	1,131,323
2008	478,261
2009	475,063
2010	475,063
2011	136,286
2012	2,771

Rent expense incurred during the year ended July 31, 2006 was $491,650 (2005 - $374,040, 2004 - $333,678).

(b)	Product warranties:

The Company provides for estimated warranty costs at the time of product sale. Warranty expense accruals are based on best estimate with reference to historical claims experience. As warranty estimates are based on forecasts, actual claim costs may differ from amounts provided. An analysis of changes in liability for product warranties follows:

Balance, August 1, 2004	$89,860

Provision increase	15,856
Expenditures	(55,276)

Balance, July 31, 2005	50,440

Provision increase	37,284
Expenditures	(12,494)

Balance, July 31, 2006	$75,230

(a)	Contingencies:

On January 30, 2006, the Company was served with a demand for arbitration by Travel Technology Innovations LLC (“TTI”). The demand for arbitration stems from the Company terminating on January 1, 2006, the Sales and Distribution agreement signed with TTI on March 12, 2005, and seeks damages for potential lost profits of $5,000,000. As of July 31, 2006, it is not possible to determine the outcome of the arbitration and no amount has been recorded in the financial statements as a potential liability.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

21.	Segmented information:

The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

Revenue from external customers:

Revenue from external customers	Revenue from external customers

	2006	2005	2004

United Kingdom	$1,149,149	$746,889	$225,517
United States	2,120,325	520,615	651,089
China	-	15,998	514,365
Other	167,875	179,958	267,308

	$3,437,349	$1,463,460	$1,658,279

As at July 31, 2006, 84% (2005-52%) of the Company's fixed assets were in Canada, 1% (2005-nil) were in the U.S., 15% (2005-18%) were in Europe and nil were in Korea (2005-30%).

Major customers, representing 10% or more of total sales, include:

	2006	2005		2004

Customer A	$1,079,074	$546,423	$	<10%
Customer B	696,388	<10%		<10%
Customer C	368,380	<10%		<10%
Customer D	<10%	234,244		<10%
Customer E	<10%	<10%		484,433

22.	Subsequent events:

(a)	Subsequent to the year end, the holder of the preferred shares converted $32,640 into 3,264,000 common shares of the Company and 900,000 stock options were exercised.

(b) On September 20, 2006, after receiving default waivers from all of the holders of our convertible debentures and preferred shares to file a registration statement until November 1, 2006, the Company formally requested that a Registration Statement on Form SB-2 previously filed with the SEC on July 22, 2005 be withdrawn. The Registration Statement was not previously declared effective by the SEC and no securities were sold pursuant to the Registration Statement.

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

(b)
Under U.S. GAAP, the Company has elected to continue to apply the guidance set out in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretation in accounting for its employee stock option. As the Company grants options with an exercise price not less than the market value of the underlying common shares on the date of grant, no compensation expense is required to be recognized under APB 25. If the exercise price of employee stock option award is not fixed in the functional currency of the Company or in the currency the employee is paid, the award is accounted for as variable award until the award is exercised, forfeited, or expires unexercised. The Company measures compensation expense as the amount by which the quoted market value of the common shares of the Company's common stock covered by the grant exceeds the option exercise price, with subsequent changes in the market price of the common stock included in the measurement of loss.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

23.	Differences between Canadian and United States Generally Accepted Accounting Principles and Practices (continued):

Prior to 2003, under Canadian GAAP, no compensation was recorded for employee options. Subsequent to August 1, 2003, the Company elected to use the fair-value based method under Canadian GAAP, on a prospective basis, to record compensation expense for options as such there is no pro-forma stock based compenstation adjustment under Canadian GAAP in 2006.

(c)
Under U.S. GAAP, the proceeds from the issuance of convertible debentures, which are considered to be conventional convertible debt as defined in EITF 00-19, with detachable warrants are allocated to the fair value of warrants issued and intrinsic value of beneficial conversion feature. The remaining proceeds are allocated to debt which is being accreted to the redemption value of the convertible debentures over the maturity period. On the date of conversion of debt to equity, the difference between the carrying amount and redemption amount is charged to statement of operations as interest expense. Convertible debentures, which do not meet the definition of conventional convertible debt as defined in EITF 00-19 and any warrants issued in connection with the debt agreements are accounted for as derivative instrument rather than as equity, if it does not meet all the criteria to be classified as equity under EITF00-19. The conversion options related to the debt and the warrants, together with other embedded derivative instruments, have been bifurcated from the debt hosts and accounted for separately as derivative instrument in liabilities.

Under Canadian GAAP, the proceeds from the issuance of convertible debentures with detachable warrants are allocated to the warrants issued and beneficial conversion feature based on their fair values. The remaining proceeds are allocated to debt which is then being accreted to the redemption value of the convertible debentures over the maturity period. On the date of conversion of debt to equity, the carrying value of debt is reclassified to equity with no additional interest accretion. When the Company has the option of repaying the convertible debentures in cash or common shares the entire principal amount of it is recorded as equity. The principal equity is accreted to the redemption value of the convertible debentures over the maturity period and is charged to deficit.

(d)
Under U.S. GAAP, the discount on convertible debt is netted against the value of debenture, and debt issuance cost is recorded as deferred financing cost and is amortized over the maturity period. Under Canadian GAAP, the discount is recorded as deferred financing cost and is being amortized over the maturity period. Debt issuance cost is charged to equity.

(e)
For U.S. GAAP, on settlement of a debenture, a gain was recorded in the statement of operations of $42,346 (as restated) for the year ended July 31, 2005 and a charge to retained earnings was recorded for the same amount (note 10(c)). For Canadian GAAP, no gain arises, since the carrying value of liability and equity component of the debenture is the same as the allocated fair values between liability and equity of the consideration paid.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2006, 2005 and 2004

23.	Differences between Canadian and United States Generally Accepted Accounting Principles and Practices (continued):

	2006		2005
				(as restated)
Consolidated	Canadian		Canadian
balance sheets	GAAP	U.S. GAAP	GAAP	U.S. GAAP

Current assets	$5,006,917	$5,006,917	$13,292,487	$13,292,487
Property and equipment assets	780,039	780,039	716,763	716,763
Deferred financing costs (d)	97,600	1,692,094	16,206,086	18,209,280
Other assets	75,275	75,275	1,066,013	1,066,013
Current liabilities (c)	3,872,049	3,872,049	1,577,381	5,709,609
Long term convertible debentures (c)	4,007,883	21,432,576	1,272,123	17,118,667
Accrued interest on convertible debentures	1,750,000	1,750,000	-	-
Derivative financial instruments	-	8,043,225	-	-
Preferred shares subject to
mandatory redemption	482,128	482,128	72,310	72,310
Stockholders' capital (deficit)	(4,152,229)	(28,025,653)	28,359,535	10,383,957

	2006	2005	2004
Net loss in accordance with US GAAP	$(28,829,105)	$(16,120,218)	$(10,987,026)
Effects of difference in accounting for:
Stock based compensation expense under US GAAP (b)	(3,087,145)	4,018,075	-
Stock based compensation
(recovery) under Canadian GAAP (b)	(651,079)	(1,089,282)	(1,130,170)
Interest accretion and amortization of debenture finance
costs recorded under US GAAP (c)(d)	21,060,845	2,689,712	3,360,389
Interest accretion and amortization of debenture finance
cost under Canadian GAAP (d)	(2,116,405)	(1,541,917)	(325,574)
Gain on settlement of convertible debt (d)	-	(42,346)	-
Unrealized gain on derivative instrument income (c)	(2,521,841)	-	-

Net loss in accordance with Canadian GAAP	(16,144,730)	(12,085,976)	(9,082,381)
Beginning deficit in accordance with Canadian GAAP	(65,113,071)	(51,971,332)	(41,762,812)
Interest on convertible debentures and amortization of financing charges (d)	(16,517,186)	(1,055,763)	(1,126,239)

Ending deficit in accordance with Canadian GAAP	(97,774,987)	(65,113,071)	(51,971,432)

Basic and diluted loss per share (in accordance with Canadian GAAP)	(0.06)	(0.05)	(0.11)

24.	Comparative figures:

  Certain figures have been reclassified to conform to the financial presentation adopted for the current year