Form 10QSB
period 2006-10-31
SMARTIRE SYSTEMS INC
filed 2006-12-15
CIK 1057293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006.

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

At November 30, 2006, we had 320,432,403 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes [ X ] No

PART I - FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING THE EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR JULY 31, 2006 FORM 10-KSB. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited and SmarTire Technologies Inc. (“we,” “us,” “our,” and “SmarTire”) as of October 31, 2006 and for the three months ended October 31, 2006 and October 31, 2005 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the three months ended October 31, 2006 includes all adjustments necessary in order to ensure that the financial statements are not misleading.

Consolidated Financial Statements

Unaudited
(Expressed in United States dollars)

In accordance with United States Generally Accepted Accounting Principles

SMARTIRE SYSTEMS INC.

Three months ended October 31, 2006 and 2005

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

	October 31, 2006	July 31 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$244,184	$1,988,420
Receivables, net of allowance for doubtful accounts
of $25,000 (July 31, 2006 - $19,497)	742,964	609,250
Inventory	2,261,763	2,212,579
Prepaid expenses	377,527	196,668

	3,626,438	5,006,917

Property and equipment	993,842	780,039
Deferred financing costs (note 3)	1,469,386	1,692,094
Other assets	-	75,275

	$6,089,666	$7,554,325

Liabilities and Capital Deficit

Current liabilities:
Accounts payable and accrued liabilities (note 4)	$2,865,230	$2,257,049
Current portion of convertible debentures	1,615,000	1,615,000
Advance received on convertible debenture (note 14 (b))	250,000	-

	4,730,230	3,872,049

Convertible debentures, net of amounts to be accreted of $7,613,795	22,386,205	21,432,576
(July 31, 2006 - $8,567,424) (note 5)

Accrued interest on convertible debentures	2,500,000	1,750,000
Derivative financial instrument (note 6)	9,073,640	8,043,225

Preferred shares, subject to mandatory redemption net of amounts
to be accreted of $1,963,217 (July 31, 2006 - $3,665,485) (note 7)	2,168,285	482,128

Capital Deficit
Share capital (note 8)
Common shares, without par value:
Unlimited shares authorized
316,774,656 shares issued and outstanding
(July 31, 2006 - 311,610,656)	68,200,357	68,049,577
Additional paid-in capital	5,312,515	6,929,818
Accumulated deficit	(109,282,501)	(103,967,579)
Accumulated other comprehensive income (note 13)	1,000,935	962,531

	(34,768,694)	(28,025,653)

	$6,089,666	$7,554,325

Going concern (note 2(a))
Subsequent events (note 14)
See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2006 and 2005
(Unaudited)

	2006	2005

Revenue (note 10)	$851,779	$592,866

Cost of goods sold	637,976	423,688
	213,803	169,178

Expenses:
Depreciation and amortization	140,701	371,828
Engineering, research and development (note 8(c))	823,739	(33,445)
General and administrative (note 8(c))	936,414	(159,567)
Marketing (note 8(c))	666,529	416,208

	2,567,383	595,024

Loss from operations	(2,353,580)	(425,846)

Other income (expenses):
Interest income	9,582	73,446
Interest and financing expense (note 9)	(1,932,934)	(17,631,436)
Unrealized loss on derivative instruments (note 6)	(1,030,415)	-
Foreign exchange loss	(7,575)	(227,687)

	(2,961,342)	(17,785,677)

Loss for the period	(5,314,922)	(18,211,523)

Accrued dividends and accretion on preferred shares	(1,717,053)	-

Loss available to common stockholders	$(7,031,975)	$(18,211,523)

Basic and diluted loss per share	$(0.02)	$(0.06)

Weighted average number of common shares used in
the computation of basic and diluted loss per share	314,687,221	282,633,998

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Stockholders' Equity (Capital Deficit) and Comprehensive Loss
(Expressed in Unted States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2006 (unaudited) and year ended July 31, 2006

					Accumulated
			Additional		other
	Common Shares		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	Deficit	loss	Capital Deficit
		$	$	$	$	$

Balance as at July 31, 2006	311,610,656	68,049,577	6,929,818	(103,967,579)	962,531	(28,025,653)

Exercise of stock options for cash (note 8(d))	1,900,000	85,500	(28,500)	-	-	57,000
Conversion of preferred shares into common shares (note 7)	3,264,000	65,280	(32,640)	-	-	32,640
Stock-based compensation (note 8(c))	-	-	176,580	-	-	176,580
Issuance of warrants for services (note 8(e))	-	-	(15,690)	-	-	(15,690)
Accrued dividends and accretion on preferred shares (note 8)	-	-	(1,717,053)	-	-	(1,717,053)
Loss for the period	-	-	-	(5,314,922)	-	(5,314,922)
Translation adjustment	-	-	-	-	38,404	38,404

Balance as at October 31, 2006 (unaudited)	316,774,656	68,200,357	5,312,515	(109,282,501)	1,000,935	(34,768,694)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2006 and 2005
(Unaudited)

	2006	2005

Cash provided (used for):
Operating activities:
Loss for the period	$(5,314,922)	$(18,211,523)
Items not affecting cash:
Depreciation and amortization	140,701	371,828
Unrealized loss on derivative instruments	1,030,415	-
Non-cash interest and finance charges	1,914,675	16,696,167
Stock-based compensation expense (recovery)	176,580	(1,633,975)
Issuance of warrants for services received	(15,690)	-
Change in non-cash working capital:
Receivables	(133,714)	(203,748)
Inventory	(49,184)	291,871
Prepaid expenses	(180,859)	(499,555)
Accounts payable and accrued liabilities	588,432	39,066

Net cash used in operating activities	(1,843,566)	(3,149,869)

Investing activities:
Purchase of property and equipment	(275,968)	(40,656)
Purchase of short-term investments	-	(3,250,000)

Net cash used in investing activities	(275,968)	(3,290,656)

Financing activities:
Cash received on exercise of stock options	57,000	25,800
Cash received on exercise of warrants	-	110,000
Advance received on convertible debenture (note 13 (b))	250,000	-

Net cash provided by financing activities	307,000	135,800

Effect of exchange rate difference on cash and cash equivalents	68,298	475,487

Net increase (decrease) in cash and cash equivalents	(1,744,236)	(5,829,238)

Cash and cash equivalents, beginning of period	1,988,420	10,059,763

Cash and cash equivalents, end of period	$244,184	$4,230,525

Supplementary information:
Interest and finance charges paid	$5,229	$935,269
Taxes paid	$-	$-
Non-cash investing and financing activities:
Conversion of preferred shares to common shares	$32,640	$-
Conversion of convertible debentures to common shares	$-	$306,352

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2006 and 2005

1.	NATURE OF OPERATIONS:

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

2.	SIGNIFICANT ACCOUNTING POLICIES:

(a)	Principles of Consolidation and Ability to Continue as a Going Concern

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited, and SmarTire Technologies Inc. All inter-company balances and transactions have been eliminated.

The Company has incurred recurring operating losses and has a deficit of $109,282,501 and a working capital deficiency of $1,103,792 as at October 31, 2006. During the three months ended October 31, 2006, the Company used cash of $2,119,534 in operating and investing activities. During the three months ended October 31, 2006, the Company realized gross cash proceeds of $307,000 from financing activities.

The ability of the Company to continue as a going concern is in substantial doubt and is dependent on achieving profitable operations, and obtaining the necessary financing in order to achieve profitable operations. The outcome of these matters cannot be predicted at this time. The Company’s future operations are dependent on the market’s acceptance of its products in order to ultimately generate future profitable operations, and the Company’s ability to secure sufficient financing to fund future operations. There can be no assurance that the Company’s products will be able to secure market acceptance. Management plans to obtain additional financing to enable the Company to achieve profitable operations. Although the Company has a $100 million Standby Equity Distribution Agreement with Cornell Capital Partners, it is uncertain when the Company will be permitted to draw down on the Standby Equity Distribution Agreement as drawdowns are subject to an effective Registration statement. As a result, the Company is seeking additional financing by December 31, 2006 to fund its operations. Although management of the Company is currently working on securing this additional financing, there can be no assurance that sufficient financing will be secured by the Company. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

(b)	Interim Financial Statements

These interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended July 31, 2006. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on July 31, 2007.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2006 and 2005

2.	SIGNIFICANT ACCOUNTING POLICIES (continued):

(c)	Change in Accounting Policy

Beginning August 1, 2006, the Company adopted the recommendations of the Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-based Compensation” (“SFAS 123(R)”), and has applied the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and applied the disclosure provisions of Statement No. 123 “Accounting for Stock-based Compensation”, as amended. As the Company grants stock options with an exercise price not less than the market value of the underlying common shares on the date of grant, no compensation expense was required to be recognized under APB 25 for fixed plan awards through to July 31, 2006.

For years ending prior to July 31, 2006, if the exercise price of an employee stock option award is not fixed in the functional currency of the Company or in the currency the employee is paid, the award is accounted for as a variable award until the award is exercised, forfeited, or expires unexercised. The Company measures compensation as the amount by which the quoted market value of the common shares of the Company’s stock covered by the grant exceeds the option price, with change in the market price included in the measurement of loss.

If the Company had continued to account for stock-based compensation in accordance with APB Opinion No. 25, loss from operations and loss for the period for the three months ended October 31, 2006 would have been $261,780 and $261,780 lower respectively, than the amounts the Company recognized in accordance with Statement 123R. There would have been no change in basic and diluted loss per share for the three months ended October 31, 2006 if we had continued to account for stock-based compensation under Opinion No. 25.

The following table presents the effect on reported net loss and loss per share if we had accounted for the Company’s stock options under the fair value method of accounting for the three months ended October 31, 2005:

Three months ended
31-Oct-05
Net loss, as reported	$(18,211,523)
Stock-based compensation expense/(recovery)
recognized using intrinsic value method (variable award)	(1,633,975)
Stock-based compensation expense
determined under fair value based method for all awards	(18,151)

Pro forma	$(19,863,649)

Basic and diluted loss per share:
As reported	$(0.06)
Pro forma	$(0.07)

The Company recognized compensation expense on a straight-line basis over the vesting period beginning on the date the stock option is granted. For the three month period ended October 31, 2005, the weighted average fair value of these options on the date of grant was $0.07 per share. The fair value of each option and warrant granted was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Three months ended
31-Oct-05

Expected dividend yield	0%
Expected stock price volatility	145%
Risk-free interest rate	3.54%
Expected life of options and warrants	5 years

Expected volatilities are based on historical volatility of the Company’s stock using available data and other factors. The risk-free interest rate is based on Canadian Treasury Instruments. As the Company does not currently pay cash dividends on common stock and do not anticipate doing so in the foreseeable future, the expected dividend yield is zero. The Company uses historical data to estimate option exercise, forfeiture and employee termination within the valuation model. For non-employees, the expected life of the options approximates the full term of the options.

Stock option plans

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

As at October 31, 2006, 21,700,000 options were unvested, 6,761,400 options were available to be issued under the Company’s US Stock Option plans and 5,506,190 were available to be issued under the non-US Stock Options plans.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2006 and 2005

(d)	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of FAS 155.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140.” Among other things, the SFAS No. 155 permits the election of fair value measurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, “Accounting for Derivative Instruments and Hedging Activities”. These hybrid financial instruments would include both assets and liabilities. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of the provisions of FAS 157.

3.	DEFERRED FINANCING COSTS:

As at October 31, 2006, the Company had deferred $1,469,386 (July 31, 2006 -- $1,692,094) of financing costs relating to its $30 million convertible debentures. During the three months ended October 31, 2006, $222,708 (2005 - $16,297,412) was amortized and charged to interest expense.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	October 31,	July 31,
	2006	2006

Accounts payable	$1,133,300	$928,726
Accrued liabilities	1,123,610	739,752
Interest payable on convertible debentures	608,320	588,571

	$2,865,230	$2,257,049

5.	CONVERTIBLE DEBENTURES:

The Company has entered into a number of convertible debt instruments. The following table denotes the face value of each of these convertible debentures and provides a summary of the balance of convertible debentures outstanding as at October 31, 2006.

	Note 5 (a)	Note 5 (b )	Note 5 (c	)
	5%	5%	10%		Total
Original face value of convertible debenture	$195,000	$1,500,000	$30,000,000		$31,695,000

Debt component, as at July 31, 2006:	195,000	1,420,000	21,432,576		23,047,576
Interest accretion	-	-	953,629		953,629

Debt component, as at October 31, 2006	195,000	1,420,000	22,386,205		24,001,205
Less current portion, as at October 31, 2006	(195,000)	(1,420,000)	-		(1,615,000)

Long term portion of debt component, as at October 31, 2006	$-	$-	$22,386,205		$22,386,205

Remaining face value of convertible debenture as at October 31, 2006	$195,000	$1,420,000	$30,000,000		$31,615,000

(a)	$195,000 - 5% convertible debentures issued on December 15, 2004

On December 15, 2004, the Company closed a $195,000 private placement bearing interest at 5% per annum and maturing on December 15, 2006.

The outstanding principal amount of each debenture is convertible into shares of the Company's common stock, in whole or in part, at the option of the holder of the debenture at the lesser of:

i)	$0.036 or

ii)
An amount equal to 80% of the lowest closing bid price of the Company’s common stock, as quoted on Bloomberg, L.P., for the 5 trading days immediately preceding the conversion date, subject to adjustment as provided for in the debentures.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2006 and 2005

5.	CONVERTIBLE DEBENTURES (continued):

Interest on the remaining principal under the convertible debentures that aggregate $195,000 is payable semi-annually beginning June 15, 2005 and every subsequent six month period that the principal balance remains unpaid.

As at July 31, 2006 and October 31, 2006, the Company was in default on the loan as a result of not filing an effective registration statement for this convertible debenture. As a result of the default, which occurred during the year ended July 31, 2005, the Company accreted the original assigned debt component to its full face value as at July 31, 2005. Consequently, the Company did not record any accretion expense on this debenture for the three month periods ended October 31, 2006 or 2005.

(b)	$1,500,000 - 5% convertible debenture issued on May 20, 2005

On May 20, 2005, the Company entered into a Securities Purchase Agreement to issue a $1,500,000 5% debenture convertible at the option of the holder at a fixed price of $0.028 per share that matures on September 1, 2006. Principal was to be due and payable in 12 equal installments of $125,000 commencing on October 1, 2005 and subsequent installments were to be due and payable on the first day of each calendar month thereafter until the outstanding principal balance is paid in full. Interest on the outstanding principal balance is due and payable monthly, in arrears, commencing on August 1, 2005 and will continue to be payable on the first day of each calendar month thereafter that any amounts under the convertible debenture remain payable.

During the year ended July 31, 2006, the loan became in default as a result of the Company not obtaining an extension from the holder, relating to the deferral of all principal and interest. As a result of the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2006. Consequently, the Company did not record any accretion expense on this debenture for the three month periods ended October 31, 2006.

As at October 31, 2006, the Company was in arrears on payments of principal and interest under its 5% convertible debenture issued on May 20, 2005 in the amount of $1,420,000 and $99,789 in principal and interest respectively. The Company has obtained an extension from the principal holder to defer all monthly principal and interest payments under this convertible debenture until November 1, 2006. The Company is currently in discussions with the debenture holder to obtain a further extension to March 31, 2007.

At October 31, 2006 the Company was in violation of certain terms of its convertible debentures. The principal holder has, in writing by date of October 31, 2006, agreed that the Company is not in default of these agreements pending the filing of a new registration statement by November 1, 2006 and the principal holder waives its rights under the default provisions affected by this non-compliance. The company is currently in discussions with the debenture holder to extend its waiver as more fully disclosed in note 14 (b).

(c)	$30,000,000 - 10% convertible debenture issued on June 30, 2005

On June 30, 2005 (as amended on December 30, 2005), the Company closed a private placement of unsecured convertible debentures in the aggregate principal amount of $30 million. The Company also issued 62.5 million warrants exercisable at $0.16 per share with an expiry period of five years. The convertible debentures bear interest at 10% per annum and will mature on June 23, 2008.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2006 and 2005

5.	CONVERTIBLE DEBENTURES (continued):

Under the terms of the debenture (as amended on December 30, 2005), the principal is convertible into shares of common stock at the option of the holder at the lesser of $0.1125 and a 4.5% discount to market. Market is based on the lowest closing bid price of the common stock for the 5 trading days immediately preceding the date the conversion notice is provided. Interest is convertible into shares of the Company’s common stock and is calculated as 95.5% of the 5 day average of the closing bid price of the common stock for the 5 trading days immediately preceding the date the interest conversion is made. All accrued but unpaid interest is due on June 23, 2008. As at October 31, 2006, the Company has accrued $3,000,000 (July 31, 2006 - $2,250,000) in interest based on the terms of the amended convertible debenture.

During the three months ended October 31, 2006, the Company recorded $953,629 (2005 - $608,364) respectively of interest expense relating to interest accretion and charged it to the statement of operations. As at October 31, 2006, none of the holders has exercised their right to convert any of the principal amount these debentures.

At October 31, 2006 the Company was in violation of certain terms of its convertible debentures. The principal holder has, in writing by date of October 31, 2006, agreed that the Company is not in default of these agreements pending the filing of a new registration statement by November 1, 2006 and the principal holder waives its rights under the default provisions affected by this non-compliance. The company is currently in discussions with the debenture holders to extend its waiver as more fully disclosed in note 14 (b).

6.	DERIVATIVE FINANCIAL INSTRUMENTS:

During the year ended July 31, 2006, the Company had determined as a result of the amendment to the $30,000,000, 10% convertible debentures issued originally on June 30, 2005 (terms as amended on December 30, 2005) and 62,500,000 detachable warrants included in the agreement, no longer met the requirements of EITF Issue No. 00-19. Accordingly, the Company has accounted for the conversion feature and warrants as derivative instruments under FAS 133, and as of the amendment date, recorded as liabilities, the fair value of the conversion feature and warrants. Subsequent to December 30, 2005, such amounts are being re-measured on each balance sheet date based on the fair value of the conversion feature and the warrants with the adjustment charged to the statement of operations. The components of the derivative financial instrument liabilities are described separately below.

As at July 31, 2006, the Company valued the fair value of the conversion feature using valuation models based on the Company’s share price and other relevant assumptions and determined the fair value of this instrument to be $5,800,000. As at October 31, 2006, the Company revalued the fair value of the conversion feature using the same valuation model and determined the revalued fair value of this instrument to be $6,900,000, which is included in derivative financial instrument liability as at October 31, 2006. For the three months ended October 31, 2006, the Company recorded a loss of $1,100,000 on the revaluation of the liability for the conversion feature in the consolidated statement of operations and the amount is included in the unrealized derivative instrument loss. As at October 31, 2006, none of the holders of this convertible debenture had exercised their right to convert to common shares of the Company.

As at July 31, 2006, the Company valued the fair value of the outstanding warrants at $2,243,225. The fair value of the warrants as at July 31, 2006 was estimated using the Black-Scholes option pricing model using the following assumptions: dividend yield of 0%, expected volatility of 157%, risk-free interest rate of 3.72% and an expected life of 4 years. As at October 31, 2006, the Company revalued the fair value of the outstanding warrants and determined the fair value of this instrument to be $2,173,640, which is included in derivative financial instrument liability as at October 31, 2006. For the three months ended October 31, 2006, the Company recorded a gain of $69,585 on the revaluation of liability for the warrants in the statement of operations and the amount is included in the unrealized derivative instrument loss. The fair value of the warrants, as at October 31, 2006 was estimated using the Black-Scholes option pricing model using the following assumptions: dividend yield of 0%, expected volatility of 144%, risk-free interest rate of 3.93% and an expected life of 3.67 years. As at October 31, 2006, none of the 62,500,000 detachable warrants have been exercised by the holder.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2006 and 2005

7.	PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION:

During the year ended July 31, 2006, the Company closed a private placement of 25,000 5% convertible Class A preferred shares for gross proceeds of $4,000,000. For accounting purposes, these preferred shares have both a conversion and redemption feature. The beneficial conversion feature was recorded at its intrinsic value of $3,999,999 as at the date of entering the agreement. The beneficial conversion feature was initially recorded as additional paid-in capital and the remaining value of $1 was recorded as a mezzanine item on the balance sheet. The carrying value of the preferred shares is being accreted to its face value of $4,000,000 (less any amounts converted), over a period from the date of issuance to its maturity date of December 22, 2006. The accretion is charged to additional paid-in-capital.

The holders of the preferred shares are entitled to receive dividends or distributions on a pro rata basis according to their holdings of the preferred shares when and if declared by our board of directors, in the amount of 5% per year. Dividends will be paid in cash and are cumulative. As at October 31, 2006, no dividends have been declared by the Company’s board of directors. No declared and unpaid dividends will bear or accrue interest. As at October 31, 2006, the aggregate liquidation value of the preferred shares amounted to $4,131,502 (July 31, 2006 - $4,147,613).

During the three months ended October 31, 2006, holders of the preferred shares converted 204 Class A preferred shares, valued at $32,640 into 3,264,000 common shares of the Company. In conjunction with this conversion, the Company also reclassified $32,640, the pro-rata amount of the beneficial conversion feature initially recorded in additional paid-in capital to share capital. As at October 31, 2006, the balance of the preferred shares subject to mandatory redemption consisted of the initial allocation of $1 (July 31, 2006 - $1), cumulative, undeclared but accrued dividends of $308,462 (July 31, 2006 - $291,933), and accumulated accretion of $1,859,822 (July 31, 2006 - $190,194), net of amounts converted to common shares. During the three months ended October 31, 2006, the Company recorded $1,700,524 (2006 - $Nil) of accretion on the preferred shares which was charged to additional paid-in capital. The balance of the remaining face value of the convertible preferred stock, being $3,823,040, is due and payable at maturity on December 22, 2006.

Under the Registration Rights Agreements for the preferred shares, the Company would be considered in default of the preferred shares, if the Company failed to file a registration statement with the SEC within 30 days from the date of the agreement of March 22, 2005 and such registration statement is not declared effective by the SEC within 120 days after filing. As at October 31, 2006, the holders of the preferred shares temporarily agreed that the Company was not in default pending the filing of a new registration statement and that they waived their rights under the default provisions affected by this non-compliance. The Company is currently in discussions with the preferred shareholder to extend its waiver as more fully disclosed in note 14 (b).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2006 and 2005

8.	SHARE CAPITAL:

(a)	Authorized:

Unlimited number of common shares with no par value
100,000 preferred shares, issuable in series

(b)	Common shares issued and fully paid:

	Number of
	shares	Amount

Balance at July 31, 2006	311,610,656	$68,049,577
Common shares issued upon conversion of preferred shares (note 7)	3,264,000	65,280
Common shares issued on exercise of employee stock options (note 8(d))	1,900,000	85,500

Balance at October 31, 2006	316,774,656	$68,200,357

(c)	Stock-based compensation:

Prior to August 1, 2006, the Company elected under FAS 123, Accounting for Stock-based Compensation, as disclosed in note 2 (c), to account for employee stock options using the intrinsic value method.

For the three month period ended October 31, 2005, the Company recorded a recovery of stock-based compensation of $1,633,975 for variable awards which reduced engineering, research and development expenses by $641,196, general and administrative expenses by $954,297, and marketing expenses by $38,482.

As dislosed in note 2 (c), the Company has accounted for stock-based compensation in accordance with SFAS 123R. SFAS 123R requires the recognition of the fair values of the stock options granted as compensation expense over the vesting period. Beginning August 1, 2006, the Company adopted the recommendations of SFAS 123R, and has applied the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, no prior periods were restated or cumulative adjustments recorded upon the adoption of this standard. Had the Company applied the new standard using the modified retrospective method, which permits restatement using amounts previously disclosed under the pro-forma provisions of SFAS 123, compensation related to stock options would have impacted the pro-forma amounts.

During the three month period ended October 31, 2006, 1,050,000 options were granted to employees. The weighted average fair value of these options on the date of grant was $0.03 per share. The fair value of these stock options were estimated using the Black-Scholes option pricing model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 140%, risk-free interest rate of 3.96%, and an expected life of 5 years.

The Company charged $176,580 to the statement of operations which increased engineering, research and development expenses by $82,634, general and administrative expenses by $38,988 and marketing expenses by $54,958, relating to options granted in the period as well as the amortization over the vesting term of options granted in the prior period.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2006 and 2005

8.	SHARE CAPITAL (continued):

As at October 31, 2006, for options granted in the period or in a prior year, there was $726,281 of total unrecognized compensation cost related to unvested option. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.75 years.

(d)	Stock options:

The following table represents the transactions and the number of stock options which are unvested, vested, and the total outstanding during the period ended October 31, 2006:

	Unvested options		Vested options		Total
		Weighted		Weighted		Weighted
	Unvested	Average	Vested	Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price

Opening balance,
July 31, 2006	$21,950,000	$0.10	$44,073,402	$0.10	$66,023,402	$0.10
Options granted	1,050,000	0.10	-	-	1,050,000	0.10
Options vested	(1,000,000)	(0.10)	1,000,000	0.10	-	-
Options exercised	-	-	(1,900,000)	(0.03)	(1,900,000)	(0.03)
Options forfeited	-	-	(181,900)	(3.23)	(181,900)	(3.23)

Ending balance,
October 31, 2006	$22,000,000	$0.10	$42,991,501	$0.09	$64,991,502	$0.09

The total intrinsic value of options exercised in the period was $28,500.

During the three months ended October 31, 2006, the Company granted 1,050,000 stock options to employees of the Company under the Company’s 2005 Stock Incentive Plan. The options have an exercise price of $0.10 per share and expire five years after the date of issuance. The options vest over two years, except options granted to directors, which vest immediately.

During the six month period ended October 31, 2006, 1,900,000 options were exercised for gross proceeds of $57,000. In conjunction with this exercise of options, the Company also reclassified $28,500, being the portion of the remaining stock-based compensation relating to these options which was recorded in additional paid-in capital, to share capital.

The following stock options were outstanding as at October 31, 2006:

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2006 and 2005

8.	SHARE CAPITAL (continued):

	Options outstanding				Options Excercisable

				Weighted
			Weighted	average		Weighted		Weighted
Range of		Aggregate	Average	remaining	Aggregate	Average		Average
Exercise	Number	Intrinsic	Exercise	contractual	Intrinsic	Exercise	Number	exercise
Prices	of shares	Value	Price	life	Value	Price	exercisable	price

$0.03 - 0.04	30,300,002	$396,900	$0.03	3.16	$396,900	$0.03	30,300,002	$0.03
$0.085 - 0.20	33,925,800	Nil	0.11	3.78	Nil	0.11	11,925,800	0.14
$0.52 - 1.00	136,134	Nil	0.60	1.20	Nil	0.60	136,134	0.60
$1.16 - 3.83	629,566	Nil	1.92	0.75	Nil	1.92	629,566	1.92

$0.03 - 3.83	64,991,502	$396,900	$0.09	3.46	$396,900	$0.09	42,991,502	$0.09

(e)	Warrants:

As at July 31, 2006 and October 31, 2006, warrants outstanding were exercisable for 64,858,141 (2005- 63,858,141) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $0.16 to $2.80 per share and expire on various dates up to June 22, 2010. During the three month period ended October 31, 2006, there were no share purchase warrants granted, exercised, cancelled or forfeited.

During the year ended July 31, 2006, 1,000,000 share purchase warrants with an exercise price of $0.16 per share that vest on November 1, 2006 were issued for services received. The fair value at the date of grant was estimated at $62,760 using the Black-Scholes valuation model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 161%, risk-free interest rate of 3.72%, and an expected life of 3 years. As these warrants were unvested and granted to non-employees, the Company re-measured amortized the remaining the fair value of the warrants as at October 31, 2006 using the Black-Scholes model. As a result, for the three month period ended October 31, 2006, the Company has recorded an expense recovery of $15,690 (2005 - $Nil) to the statement of operations. The fair value of these re-measured warrants was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 130%, risk-free interest rate of 4.63%, and an expected life of 2 years. As at October 31, 2006, there was $Nil of total unrecognized compensation cost related to unvested warrants.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2006 and 2005

9.	INTEREST AND FINANCING EXPENSES:

	Three months ended
	October 31,	October 31,
	2006	2005

Interest accreted on convertible debentures	$953,629	$608,676
Interest on convertible debt and short-term investments	756,597	725,348
Amortization of deferred financing fees	222,708	16,297,412

	$1,932,934	$17,631,436

10.	SEGMENTED INFORMATION:

The Company operates in the wireless vehicle industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

Revenue from external customers:

	Revenue from external customers

	Three months ended
	October 31,	October 31,
	2006	2005

United Kingdom	$402,420	$246,560
United States	423,753	344,771
Other	25,606	1,535

	$851,779	$592,866

As at October 31, 2006, 87% (July 31, 2006-84%) of the Company's property and equipment were in Canada, 1% (July 31, 2006 - 1%) were in the U.S. and 12% (July 31, 2006-15%) were in Europe.

Major customers, representing 10% or more of total sales, include:

	Three months ended
	October 31,	October 31,
	2006	2005

Customer A	$388,983	$194,126
Customer B	150,821	158,174
Customer C	-	63,305

	$539,804	$415,605

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2006 and 2005

11.	CONTINGENCIES:

On January 30, 2006, the Company was served with a demand for arbitration by Travel Technology Innovations LLC (“TTI”). The demand for arbitration stems from the Company terminating on January 1, 2006, the Sales and Distribution agreement signed with TTI on March 12, 2005, and seeks damages for potential lost profits of $5,000,000.

During November, 2006, the Company reached an agreement in principle regarding the settlement of TTI’s claims involving the payment of $63,000 by the Company to TTI. In addition, the Company will pay TTI 5% of its sales to Camping World from November 1, 2006 to January 31, 2008. The parties are negotiating a release and settlement agreement consistent therewith.

As at October 31, 2006, the Company accrued $63,000 related to the settlement of this dispute in accounts payable and accrued liabilities and recorded this amount as an administrative expense for the three month period ending October 31, 2006.

Due to insufficient historical data and uncertain future sales projections and no contractual obligations for defined fullfilment requirements, management of the Company has determined it is not possible, at this time, to make an estimate of the amount of fees payable to TTI with regards to the settlement reached regarding the payment of 5% of its sales to Camping World from September 1, 2006 to January 31, 2008. For the period from September 1, 2006 to October 31, 2006, management has accrued approximately $2,000 as an accrued payable liability related to this settlement, which is based on actual sales to Camping World for the same period. The accrual has been expensed for the three month period ending October 31, 2006 to administrative expense.

12.	RELATED PARTY TRANSACTIONS:

(a)
During the three months ended October 31, 2006, the Company paid $Nil (three months ended October 31, 2005 - $900,000 (net of $100,000 of withholding taxes)) in interest payments to Cornell Capital for interest due on the $30,000,000 convertible debentures. Cornell Capital is considered a related party from a financial perspective due to the number and size of the financial transactions that have been entered into with the Company. Cornell Capital does not have influence over the Company's operating or investing activities.

(b)
During the three months ended October 31, 2006, the Company paid $30,000 (2005 - $60,000) in consulting fees to the Company's Chairman pursuant to a consulting agreement entered into on June 30, 2005 and renewed and modified on August 9, 2006.

13.	OTHER COMPREHENSIVE LOSS:

	Three months ended
	October 31,	October 31,
	2006	2005

Loss for the period	$(5,314,922)	$(18,211,523)
Other comprehensive loss adjustments
Foreign currency translation adjustments	38,404	429,878

Other comprehensive loss for the period	$(5,276,518)	$(17,781,645)

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2006 and 2005

14.	SUBSEQUENT EVENTS:

(a)
Subsequent to October 31, 2006, a holder of the 10% convertible debentures converted $123,642 into 3,157,747 common shares of the Company a holder of the 5% convertible preferred shares converted $39,840 into 3,894,000 common shares of our company, and 500,000 stock options were exercised for gross proceeds of $15,000,

(b)
On November 8, 2006, the Company closed a private placement of unsecured convertible debentures in the aggregate principal amount of $1.2 million. The Company paid a cash finder’s fee of $120,000 for the convertible debentures and a cash structuring fee of $10,000 to one of the holders of the debentures in connection with the Securities Purchase Agreement. As at October 31, 2006, the Company had received an advance from the investor of $250,000 prior to closing this financing. Under the terms of the agreement for the advance, received on October 30, 2006, the Company and the investor agreed that the Securities Purchase Agreement would be entered into at a later date and also stipulated that should the Company and the investor not reach an agreement with regards to the Securities Purchase Agreement, the Company would be responsible for the immediate payment in cash of the sum advanced of $250,000, as well as interest accrued on a per diem basis. As such, the Company has recorded the advance received separately on the balance sheet as a current liability as at October 31, 2006. On November 7, 2006, the Company received the remaining $820,000 of financing (net of $130,000 finder’s fee and cash structuring fee), pursuant to the terms of the convertible debenture agreement.

The convertible debentures bear interest at 10% per annum, calculated on the basis of a 365-day year, and will mature on October 31, 2008. The outstanding principal amount of each debenture is convertible into shares of the Company's common stock, in whole or in part, at the option of the holder of the debenture at the lesser of:

i)	$0.0573 or

ii)	80% of the lowest volume weighted average price of the Company’s common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

Interest will accrue on the outstanding principal balance at an annual rate equal to ten percent (10%). Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. Interest shall be paid on October 31, 2008 (or sooner as provided in the convertible debentures) in cash or shares of the Company’s common stock (valued at the closing bid price on the trading day immediately prior to the date paid) at the Company’s option.

The 10% convertible debentures provide for various events of default that would entitle the holders to require the Company to immediately repay 100% of the outstanding principal amounts, plus accrued and unpaid interest, in cash, or shares of the Company's common stock.. If an event of default occurs, the Company may be unable to immediately repay the amount owed, and any repayment may leave the Company with little or no working capital in its business.

Default Under Series A 5% Convertible Preferred Stock

On March 22, 2005, the Company entered into an investment agreement with Cornell Capital Partners, L.P. in which the Company sold an aggregate of $4 million of the Company's series A 5% convertible preferred stock. In connection therewith, the Company also entered into a registration rights agreement with Cornell Capital Partners under which the Company agreed to file a registration statement covering the shares of common stock issuable upon conversion of the preferred stock. The Company filed such a registration statement and amended it various times in response to comments from the staff of the SEC. However, the SEC did not declare such registration statement effective and the Company withdrew it on September 20, 2006.

The SEC’s failure to declare the registration statement effective within 120 days after filing constituted a default under the registration rights agreement; however, Cornell Capital Partners agreed, in writing by date of October 31, 2006, to waive such default if the Company filed a new registration statement on or before November 1, 2006. As of the date of this Form 10-QSB, the Company has not filed such a registration statement, and the Company is currently in discussions with Cornell Capital Partners regarding this matter. If the Company is unable to reach an agreement with Cornell Capital Partners with respect to this default, the Company would be obligated under the registration rights agreement to pay to Cornell Capital Partners either a cash amount or shares of our common stock equal to 2% of the of the “liquidation amount,” which is defined in the certificate of designation of series A convertible preferred stock as an amount equal to $160 per share plus all declared and unpaid dividends thereon, for each 30 day period after expiration of Cornell’s waiver (November 1, 2006).

It is uncertain at this time whether the Company will reach a settlement with Cornell Capital Partners regarding these matters.

Default Under $1.5 Million 5% Convertible Debenture

On May 20, 2005, the Company entered into a securities purchase agreement with Cornell Capital Partners pursuant to which the Company issued a 5% convertible debenture for a purchase price of $1.5 million. In connection therewith, the Company entered into a registration rights agreement with Cornell Capital Partners under which the Company agreed to file a registration statement covering the shares of common stock underlying the convertible debenture. The Company filed such a registration statement and amended it various times in response to comments from the staff of the SEC. However, the SEC did not declare such registration statement effective and we withdrew it on September 20, 2006. The SEC’s failure to declare the registration statement effective within 150 days after filing constituted a default under the registration rights agreement; however, Cornell Capital Partners agreed, in writing by date of October 31, 2006, to waive such default if the Company filed a new registration statement on or before November 1, 2006. The Company did not file such a registration statement, and the Company is currently in discussions with Cornell Capital Partners regarding this matter. If the Company is unable to reach an agreement with Cornell Capital Partners with respect to this default, the Company would be obligated under the registration rights agreement to pay to Cornell Capital Partners either a cash amount or shares of the Company's common stock equal to 2% of the of the liquidated value of the convertible debenture outstanding for each 30 day period after expiration of Cornell Capital Partner’s waiver (November 1, 2006).

In addition, the SEC’s failure to declare the registration statement effective within 150 days after filing constitutes a default under the convertible debenture. As a result of such default, Cornell Capital Partners may elect to immediately accelerate our repayment (in cash or shares of our common stock, at Cornell Capital Partner’s option) of the full principal amount of the debenture, together with accrued and unpaid interest, to the date of acceleration.

It is uncertain at this time whether the Company will reach a settlement with Cornell Capital Partners regarding these matters.

Default Under $30 Million 10% Convertible Debentures

On June 30, 2005, the Company closed a $30 million securities purchase agreement with Cornell Capital Partners, Highgate House Funds, Ltd. and LCC Global Limited pursuant to which the Company issued, for a purchase price of $30 million, (i) a 10% convertible debenture due June 23, 2008, with a principal balance of $20 million, to Cornell Capital Partners, in trust for LCC Global, (ii) a 10% convertible debenture due June 23, 2008, with a principal balance of $8 million, to Cornell Capital Partners, in trust for LCC Global, and (iii) a 10% convertible debenture due June 23, 2008, with a principal balance of $2 million, to Highgate House Funds, in trust for LCC Global. On December 30, 2005, the Company, Starome Investments Limited, Xentennial Holdings Limited, Staraim Enterprises Limited, Cornell Capital Partners, Highgate House Funds and LCC Global entered into amendment No.1 to the securities and purchase agreement pursuant to which we amended and restated the 10% convertible debentures in an aggregate principal amount of $30 million. The Company amended and restated the 10% convertible debentures to (i) effect the transfer by (A) Cornell Capital Partners and LCC Global to Starome Investments, a corporation organized under the laws of Cyprus, of the 10% convertible debenture with the principal balance of $20 million, (B) Cornell Capital Partners and LCC Global to Xentennial Holdings, a corporation organized under the laws of Cyprus, of the 10% convertible debenture with the principal balance of $8 million and (ii) effect the transfer by Highgate House Funds and LCC Global to Staraim Enterprises, a corporation organized under the laws of Cyprus, of the 10% convertible debenture with the principal balance of $2 million.

In addition, on December 30, 2005, the Company entered into a registration rights agreement with the new holders of the 10% convertible debentures under which the Company agreed to file a registration statement covering the shares of common stock underlying the convertible debentures. The Company filed such a registration statement and amended it various times in response to comments from the staff of the SEC. However, the SEC did not declare such registration statement effective and the company withdrew it on September 22, 2006. The SEC’s failure to declare the registration statement effective within 120 days after filing constituted a default under the registration rights agreement; however, the holders agreed, in writing by date of October 31, 2006, to waive such default if the Company filed a new registration statement on or before November 1, 2006. The Company did not file such a registration statement, and the Company is currently in discussions with the holders regarding this matter. If the Company is unable to reach an agreement holders with respect to this default, the Company would be obligated under the registration rights agreement to pay the holders either a cash amount or shares of the Company's common stock equal to 2% of the liquidated value convertible debentures outstanding for each 30 day period after expiration of the holder's waiver (November 1, 2006).

In addition, the SEC’s failure to declare the registration statement effective within 120 days after filing constitutes a default under the convertible debentures. As a result of such default, the holders may elect to immediately accelerate the Company's repayment (in cash or shares of the Company's common stock, at the holder’s option) of the full principal amount of the debentures, together with accrued and unpaid interest, to the date of acceleration.

It is uncertain at this time whether the Company will reach a settlement with the holders regarding these matters.

Default Under $1.2 Million 10% Convertible Debentures

On November 7, 2006, the Company closed on a $1.2 million securities purchase agreement pursuant to which the Company issued a 10% convertible debenture due October 31, 2008, with a principal balance of $1.0 million, to TAIB Bank, B.S.C. and a 10% convertible debenture due October 31, 2008, with a principal balance of $200,000 million, to Certain Wealth, Ltd. In addition, the Company also entered into a registration rights agreement with TAIB Bank and Certain Wealth under which the Company agreed to file a registration statement on or before November 30, 2006 for the purpose of registering the shares of common stock issuable upon the conversion of the convertible debentures. As of the date of this Form 10-QSB and pending resolution of the matters discussed above, the Company has not filed such a registration statement. Our failure to file this registration statement by November 30, 2006 requires the Company to pay, upon the demand of TAIB Bank and Certain Wealth, either a cash amount or shares of the Company's common stock equal to 2% of the of the liquidated value of the convertible debenture outstanding for each 30 day period after November 30, 2006.

In addition, the Company's failure to file the registration statement on or before November 30, 2006 constitutes a default under the convertible debentures. As a result of such default, TAIB Bank and Certain Wealth may elect to immediately accelerate the Company's repayment (in cash, or at the option of the holders, shares of the Company's common stock) of the full principal amount of the debentures, together with interest and other amounts owing in respect thereof, to the date of acceleration.

As of the date of this Form 10-QSB the Company has not received any notice from the holders regarding acceleration of the payment of liquidated damages and the Company is currently in discussions with the debenture holders to obtain an extension to file the registration statement.

In addition, the Company's issuance of the convertible debentures to TAIB Bank and Certain Wealth triggered the anti-dilution mechanisms set forth in the $30 million 10% convertible debentures described above and the related warrants. The Company is currently in discussions with the holders of the $30 million convertible debentures regarding this issue. If the holders do not waive their right to anti-dilution protection, generally, the conversion price of the convertible debentures and the exercise price of the warrants would be adjusted downward to mirror the conversion price set forth in the $1.2 million 10% convertible debentures issued to TAIB Bank and Certain Wealth.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2006 and 2005

14.	SUBSEQUENT EVENTS (continued):

Under the terms of the agreement, there may be certain instances whereby the conversion price may be adjusted pursuant to certain anti-dilutive clauses and in certain instances such as the following:

i)
Should the Company pay a stock dividend or otherwise make a distribution of shares or other equity equivalent, subdivide outstanding shares into a larger number, reverse stock split, then the conversion price shall be multiplied by a fraction of which the numerator shall be the number of shares of common stock outstanding before such event and of which the denominator shall be the number of shares of common stock outstanding after such event.

ii)
Should the Company issue rights, options, or warrants to all holders of common stock entitling them to subscribe for or purchase shares of stock at a price per share less than the conversion price, the conversion price shall be multiplied by a fraction, of which the denominator shall be the number of shares of the common stock outstanding on the date of issuance of such rights or warrants and of which the numerator shall be the number of shares of the common stock outstanding on the date of issuance of such rights or warrants, plus the number of shares which the aggregate offering price of the total number of shares so offered would purchase at the conversion price.

iii)
Should the Company issue shares of common stock, rights, warrants, options, or other securities or debt that are convertible at a price per share less than the conversion price, then, at the sole option of the holder, the conversion price shall be adjusted to mirror the conversion, exchange, or purchase price for such common stock or common stock equivalents at issue.

iv)
Should the Company distribute to all holders of common stock evidences of its indebtedness or assets or rights or warrants to subscribe for or purchase any security, then in each such case the conversion price at which this debenture shall thereafter be convertible shall be determined by multiplying the conversion price in effect immediately prior to the record date fixed for determination of stockholders entitled to receive such distribution by a fraction of which the denominator shall be the closing bid price determined as of the record date mentioned above, and of which the numerator shall be such closing bid price on such record date less the then fair market value at such record date of the portion of such assets or evidence of indebtedness so distributed applicable to one outstanding share of the Common Stock as determined by the Board of Directors in good faith.

In connection with the execution of this convertible debenture agreement, the Company entered into a registration rights agreement with the investor, whereby the Company agrees to file, no later than 30 days after closing of the convertible debenture agreement, with the SEC a registration statement on Form S-1 or SB-2 (or, if the Company is eligible, on Form S-3), under the Securities Act, for the resale by the holders of this debenture of 150,000,000 shares of the Company’s common stock to be issued upon conversion of the convertible debenture. The Company shall cause the registration statement to remain effective until all of the registrable securities have been sold. The Company shall use its best efforts to have the registration statement declared effective by the SEC no later than 90 days from the date hereof.

In the event the registration statement is not filed by the scheduled filing deadline or is not declared effective by the SEC on or before the scheduled effective date, than as partial relief for the damages to any holder, the Company will pay as a liquidated damages to the holder, at the holder’s option, either a cash amount or shares of the Company’s common stock within 3 business days, equal to 2% of the liquidated value of the convertible debentures outstanding for each 30 day period after the scheduled filing deadline or scheduled effective date. In no event shall liquidated damages exceed 20% of the aggregate purchase price for all investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended October 31, 2006 and 2005 should be read in conjunction with our most recent audited annual financial statements for the financial year ended July 31, 2005, the unaudited interim financial statements included herein, and, in each case, the related notes.

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

We are a ”foreign private issuer,” as such term is defined in Rule 3b-4 under the Securities Exchange Act of 1934, and a “small business issuer,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934. We file Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K with the SEC.

We develop, subcontract our manufacturing, and market technically advanced tire pressure monitoring systems (“TPMSs”), which monitor tire pressure and tire temperature in a wide range of vehicles. Our TPMSs are designed to improve vehicle safety, performance, reliability and fuel efficiency. We currently sell TPMSs for trucks, buses, recreational vehicles, passenger cars and motorcycles. Our primary sales and marketing efforts are focused on the commercial or truck, bus, recreational and off-road industrial vehicle markets.

Our goal is to become a leading provider of wireless sensing and control systems for the commercial transportation industry. We are selling our products under the brand “SmartWave” and “SmarTire.” We anticipate that the increasing penetration of the wireless technology and the ability of the Smartwave products to provide applications in addition to TPMS will provide us with multiple benefits, including the following:

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

Our direct measurement TPMSs generally exceed the standard for tire pressure monitoring established by the National Highway Transportation Safety Administration (“NHTSA”). Although the Transportation Recall Enhancement, Accountability, and Documentation Act of 2000 (“TREAD Act”) only applies to passenger automobiles, we believe that other motor vehicles, including medium and heavy trucks, buses and motorcycles will be impacted by this legislation in subsequent years. We also believe that the TREAD Act is positively influencing commercial vehicle manufacturers’ adoption of tire pressure monitoring..

It is difficult to predict the magnitude of the expected sales increase or the exact timing of the increase since our products will continue to face competition from other TPMSs manufactured by our competitors, and the timing of additional legislative initiatives on tire safety, if any, in the United States and abroad remains uncertain.

RESULTS OF OPERATIONS

Three months ended October 31, 2006 and October 31, 2005

Revenue

Gross revenue for the three months ended October 31, 2006 increased to $851,779 from $592,866 for the three months ended October 31, 2005. The breakdown of the sources of our gross revenue is as follows:

•
Sales of TPMSs to OEMs for installation on new and existing buses increased to $265,792 for the three months ended October 31, 2006 from $164,865 for the three months ended October 31, 2005. Although we anticipate sales of this product to the OEM bus market to increase, it is difficult for us to predict what the volume of sales will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to OEMs for new passenger cars increased to $401,145 for the three months ended October 31, 2006 from $223,321 for the three months ended October 31, 2005. The increase was primarily due to an increase in sales to Aston Martin, Ford’s flagship division. As Aston Martin now supplies our TPMSs on all three of their platforms, we do not anticipate sales of this product to the OEMs to increase unless Aston Martin increases their production of vehicles as our sales and marketing efforts are focused on the commercial or truck, bus, recreational and off-road industrial vehicle markets.

•
Sales of TPMSs to the aftermarket passenger car market decreased to $35,870 for the three months ended October 31, 2006 from $65,173 for the three months ended October 31, 2005. As our sales and marketing efforts are not focused on this market, it is difficult for us to predict what the volume of sales of this product will be.

•
Sales of TPMSs to OEMs for new recreational vehicles (“RVs”) decreased to $44,915 for the three months ended October 31, 2006 from $52,943 for the three months ended October 31, 2005. Although we anticipate sales of this product to the OEM RV market to increase, it is difficult for us to predict what the volume of sales of this product will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to the RV aftermarket increased to $67,164 for the three months ended October 31, 2006 from $37,912 for the three months ended October 31, 2005. We anticipate sales of this product to the RV market to increase. However it is difficult for us to predict what the volume of sales will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to the truck market increased to $19,341 for the three months ended October 31, 2006 compared to $9,908 for the three months ended October 31, 2005. The majority of these systems are currently being used for test purposes. Although interest in this product is high, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

•
Sales of aftermarket motorcycle systems increased to $9,150 for the three months ended October 31, 2006 from $7,357 for the three months ended October 31, 2005. As discussed above, our sales and marketing efforts are not focused on this product. As such, it is difficult for us to predict what the volume of sales will be in this market.

•	Sales of miscellaneous products were $8,402 for the three months ended October 31, 2006 compared to $31,387 for the three months ended October 31, 2005.

Gross Margin

Gross margin on product sales decreased to 25.1% for the three months ended October 31, 2006 from 28.5% for the three months ended October 31, 2005. The decrease in gross margin in the three months ended October 31, 2006 from the three months ended October 31, 2005 resulted as the margin on our sales of TPMSs to OEMs for new passenger cars decreased due to higher product costs.. We anticipate that our overall margin will increase in fiscal 2007 as although we project sales of OEMs for new passenger cars to increase over the prior year, we anticipate sales of this product as a percentage of overall sales to decrease.

Expenses

Expenses were $2,567,383 for the three months ended October 31, 2006. Excluding a stock-based compensation expense of $176,580 for the three months ended October 31, 2006 and a stock-based compensation recovery of $1,663,975 for the three months ended October 31, 2005, expenses increased to $2,390,803 from $1,887,171 for the three months ended October 31, 2005.

Engineering, research and development expenses for the three months ended October 31, 2006 were $823,739 and for the three months ended October 31, 2005 was ($33,445). The net recovery of expenses for the three months ended October 31, 2005 was due to a non-cash stock based compensation recovery of $641,196. Excluding a stock-based compensation expense of $82,634 for the three months ended October 31, 2006 and a stock-based compensation recovery of $641,196 for the three months ended October 31, 2005, engineering, research and development expenses increased to $741,105 from $607,751 for the three months ended October 31, 2005. The increase, excluding the stock-based compensation expense/recovery, was mainly due to an increase in the number of employees in this department which resulted in higher wage expense.

Marketing expenses for the three months ended October 31, 2006 were $666,529. Excluding a stock-based compensation expense of $54,958 for the three months ended October 31, 2006 and a stock-based compensation recovery of $38,482 for the three months ended October 31, 2005, marketing expenses increased to $611,571 from $454,690 for the three months ended October 31, 2005. The increase, excluding the stock-based compensation expense/recovery was mainly a result of higher wage expense as a result of accrued termination costs of our SmarTire Europe Managing Director, an increase in demos provided to our potential customers for fleet trials and the attendance at the IAA Commercial Vehicle 2006 trade show in Hanover, Germany during the three months ended October 31, 2006 versus the three months ended October 31, 2005. We anticipate marketing expenses to decrease during the remainder of the year as we plan on closing our office in the UK, yet retain our salespeople to service current and future customers.

General and administrative expenses for the three months ended October 31, 2006, were $936,414. Excluding a stock-based compensation expense of $38,988 for the three months ended October 31, 2006 and a stock-based compensation recovery of $954,297 for the three months ended October 31, 2005, general and administration expenses increased to $897,426 from $794,730 for the three months ended October 31, 2005. The increase, excluding the stock-based compensation recovery, was primarily attributed to an increase in investor relation costs, professional fees, director fees and the settlement with one of our distributors as more fully explained under “Legal Proceedings”. The increase in professional fees was mainly due to increased audit fees which occurred as our auditors provided us with audits of our UK subsidiary for the past three years. Previously we believed that we did not require an audit in the UK. The increase was partially offset by a decrease in insurance costs.

Depreciation and amortization expense decreased to $140,701 for the three months ended October 31, 2006 from $371,828 for the three months ended October 31, 2005 as our other assets have been completely amortized as at October 31, 2006. As such, we anticipate depreciation and amortization expenses to decrease in the future.

Interest and finance charges decreased to $1,932,934 for the three months ended October 31, 2006 from $17,631,436 for the three months ended October 31, 2005. Interest and finance charges for the three months ended October 31, 2006 includes non-cash interest of $1,914,675 compared to non-cash interest charges of $16,696,167 for the three months ended October 31, 2005.

Interest Income

Interest income of $9,582 was earned for the three months ended October 31, 2006 as compared to $73,446 for the three months ended October 31, 2005 and was the result of lower average cash balances during the three months ended October 31, 2006.

Foreign exchange loss

A foreign exchange loss of $7,575 was incurred for the three months ended October 31, 2006 as compared to a foreign exchange loss of $227,687 for the three months ended October 31, 2005. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since our inception. As at October 31, 2006, we had an accumulated deficit of $109,282,501. Our net loss for the three months ended October 31, 2006 was $5,314,922 compared to $18,211,523 for the three months ended October 31, 2005. As of October 31, 2006, our stockholders’ deficiency was $34,768,694 and we had working capital deficiency of $853,792.

Our cash position, including short-term investments at October 31, 2006 was $244,184 as compared to $1,988,420 at July 31, 2005. This decrease was due to the net decrease in the use of cash in our operating, financing and investing activities as described below.

Our net loss of $5,314,922 for the three months ended October 31, 2006 includes non-cash charges of $140,701 for depreciation and amortization, a stock based compensation expense of $176,580, an unrealized loss on derivative investments of $1,030,415, a $15,690 recovery for warrants issued for services rendered and $1,914,675 for non-cash interest and finance charges as disclosed above under interest and finance charges. Increases in non-cash working capital during this period amounted to $224,675. Non-cash working capital changes included decreases in accounts receivable, prepaid expenses and inventory and an increase in accounts payable and accrued liabilities. The net cash used in operating activities for the three months ended October 31, 2006 was $1,843,566. As disclosed below, it is uncertain whether we will be able to access our $100 million standby equity distribution agreement, and as such, we plan to enter into subsequent financings to meet our operating cash flow requirements.

During the three months ended October 31, 2006, we purchased certain capital assets at an aggregate cost of $275,968.

During the three months ended October 31, 2006, we realized aggregate gross cash proceeds of $307,000 as follows:

•	Cash of $57,000 was receive from the exercise of employee stock options

•
On October 31, 2006 we received a $250,000 advance towards a $1.2 million securities purchase agreement with TAIB Bank, B.S.C. and Certain Wealth, Ltd. that was closed on November 7, 2006. In accordance with the securities purchase agreement, we issued, pursuant to Rule 506 of Regulation D under the Securities Act, for an aggregate purchase price of $1.2 million, (i) a 10% convertible debenture due October 31, 2008, with a principal balance of $1.0 million, to TAIB Bank, B.S.C. and (ii) a 10% convertible debenture due October 31, 2008, with a principal balance of $0.2 million, to Certain Wealth, Ltd. (the “November 2006 10% Convertible Debentures”).

Interest will accrue on the outstanding principal balance of the November 2006 10% Convertible Debentures at an annual rate equal to ten percent (10%). Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. Interest must be paid on October 31, 2008 (or sooner as provided in the November 2006 10% Convertible Debentures ) in cash or shares of our common stock (valued at the closing bid price on the trading day immediately prior to the date paid) at our option.

The November 2006 10% Convertible Debentures are convertible, in whole or in part, into shares of our common stock at the then effective conversion price. The conversion price in effect on any conversion date will be equal to the lesser of (a) $0.0573, or (b)eighty percent (80%) of the lowest volume weighted average price of our common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

The November 2006 10% Convertible Debentures contain a contractual restriction on beneficial share ownership. They provide that the holders may not convert the convertible debentures, or receive shares of our common stock as payment of interest, to the extent that the conversion or the receipt of the interest payment would result in such holder, together with its respective affiliates, beneficially owning in excess of 4.99% of our then issued and outstanding shares of common stock. Such limitation may be waived by a holder upon not less than 65 days’ notice to us.

We paid to TAIB Securities, Inc. a cash fee of $120,000 and a cash structuring fee of $10,000, in connection with the securities purchase agreement out of the aggregate purchase price paid for the November 2006 10% Convertible Debentures.

An event of default will occur under the November 2006 10% Convertible Debentures if any of the following occurs:

•	Any default (not waived by the holder) in the payment of the principal of, interest on or other charges in respect of the November 2006 10% Convertible Debentures;

•	We or any of our subsidiaries become bankrupt or insolvent;

•	We or any of our subsidiaries default in any of its obligations under any other indebtedness in an amount exceeding $100,000;

•
Our common stock ceases to be quoted for trading or listed for trading on any of the Nasdaq OTC Bulletin Board, the New York Stock Exchange, American Stock Exchange, the NASDAQ Capital Market or the NASDAQ National Market) and is not again quoted or listed for trading on any primary market within 5 trading days of such delisting;

•	We or any subsidiary experiences a change of control;

•
We fail to use our best efforts to file a registration statement with the Securities and Exchange Commission on or before November 30, 2006 or such registration statement is not declared effective by the SEC on or before January 29, 2007 as the direct result of our failure to use our best efforts;

•
If the effectiveness of the registration statement lapses for any reason or the holders of the November 2006 10% Convertible Debentures are not permitted to resell the underlying shares of common stock, in either case, for more than five trading days or an aggregate of eight trading days;

•
We fail to deliver common stock certificates to a holder prior to the fifth trading day after a conversion date or we fail to provide notice to a holder of our intention not to comply with requests for conversions of the November 2006 10% Convertible Debentures;

•	We fail to deliver the payment in cash pursuant to a “buy-in” within three days after notice is claimed delivered; or

•
We fail to observe or perform any other material covenant or agreement contained in or otherwise materially breach or default under any other provision of the convertible debentures which is not cured within the applicable cure periods.

Upon an event of default, the full principal amount of the November 2006 10% Convertible Debentures, together with accrued and unpaid interest will become, at the holder’s election, immediately due and payable in cash or, at the election of the holder, shares of our common stock. Furthermore, in addition to any other remedies, the holder will have the right to convert the convertible debenture at any time after an event of default or the maturity date at the then effective conversion price. If an event of default occurs, we may be unable to immediately repay the amount owed, and any repayment may leave us with little or no working capital in our business.

In the event of any issuances of shares of common stock or rights, options, warrants or securities convertible or exercisable into our common stock at a price per share of common stock that is less than the conversion price of the November 2006 10% Convertible Debentures, the conversion price of such debentures will be reduced to the lower purchase price. In addition, the conversion price of the debentures will be subject to adjustment in connection with any subdivision, stock split, combination of shares or recapitalization. No adjustment will be made as a result of issuances (or deemed issuances) of securities or interests upon the conversion, exchange or exercise of any right, option, warrant obligation or security outstanding immediately prior to the date of execution of the security purchase agreement and exercises of options to purchase shares of common stock issued for compensatory purposes pursuant to any of our stock option or stock purchase plans.

In connection with the execution of the securities purchase agreement, on October 31, 2006, we entered into a registration rights agreement with TAIB Bank and Certain Wealth pursuant to which we agreed to prepare and file, no later than 30 days after the date of the registration rights agreement, with the SEC a registration statement on Form S-1 or SB-2 (or, if we are then eligible, on Form S-3) under the Securities Act of 1933, as amended, for the resale by such investors of 150,000,000 shares of our common stock to be issued upon conversion of the November 2006 10% Convertible Debentures.

FUTURE OPERATIONS

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue for the foreseeable future.

At November 30, 2006, we had cash of approximately $400,000. As our management projects that we will require a minimum of $5.5 - $13.7 million to fund our debt repayment, ongoing operating expenses, working capital requirements and litigation settlement through November 30, 2007, as detailed below, we may require up to $13.3 million in financing through the next twelve months in order to continue in business as a going concern.

	Estimated Range
Marketing	$1,600,000	$2,000,000
Engineering, research and development	2,400,000	3,200,000
General and administrative	2,400,000	3,000,000
Capital Purchases	400,000	1,000,000
Debt repayment (1)	-	6,400,000
Litigation settlement (2)	63,000	63,000
General Working Capital (3)	(1,300,000)	(1,963,000)

TOTAL	$5,500,000	$13,700,000

(1) Principal payments on all of our outstanding debt and interest payable, excluding $500,000 of interest payable in cash under our June 2005 10% convertible debentures is convertible into shares of our common stock.

(2) Legal dispute includes the settlement of $63,000 with distributor that provided us with a demand for arbitration action.

(3) Our working capital requirements are impacted by our inventory requirements. Therefore, any increase in sales of our products will be accompanied not only by an increase in revenues, but also by an increase in our working capital requirements.

Our expenses are impacted by exchange rates as the majority of such expenses are paid in $CDN and British Pounds. A decrease in the value of the $US against the $CDN and the British Pound will result in an increase in expenses reported in $US. The converse is true as well.

The continuation of our business is dependent upon obtaining further financing, market acceptance of our current products and any new products that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations.

We plan to raise any additional capital required to meet the balance of our estimated funding requirements through July 31, 2007, primarily through the issuance of either convertible debt or equity and if possible, the draw down of our $100.0 million standby equity distribution agreement entered into on June 23, 2005 with Cornell Capital Partners. Draw downs on this standby equity distribution agreement are not permitted until we file a registration statement that covers the shares of our common stock underlying the standby equity distribution agreement and the SEC declares the effectiveness of such registration statement. If we file such a registration statement with the SEC, it is uncertain whether the SEC will declare its effectiveness.

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

Going Concern

We have incurred recurring operating losses and have a deficit of $109,282,501 and a working capital deficiency of $1,103,792 as at October 31, 2006. During the three months ended October 31, 2006, we used cash of $2,119,534 in operating and investing activities.

During three months ended October 31, 2006, we realized gross cash proceeds of $307,000 from financing activities.

Our ability to continue as a going concern is in substantial doubt and is dependent on achieving profitable operations, and obtaining the necessary financing in order to achieve profitable operations. The outcome of these matters cannot be predicted at this time. Our future operations are dependent on the market’s acceptance of our products in order to ultimately generate future profitable operations, and the our ability to secure sufficient financing to fund future operations. There can be no assurance that our products will be able to secure market acceptance. Our management plans to obtain additional financing to enable us to achieve profitable operations. Although we have a $100 million Standby Equity Distribution Agreement with Cornell Capital Partners, it is uncertain whether we will be permitted to draw down on the Standby Equity Distribution Agreement as drawdowns are subject to an effective registration statement covering the underlying shares. As a result, we are seeking additional financing by December 31, 2006 to fund our operations. Although our management is currently working on securing this additional financing, there can be no assurance that sufficient financing will be secured. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report (being October 31, 2006). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of the ended of the quarter covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. There has not been any change in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our quarter ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 30, 2006, Travel Technology Innovations LLC ("TTI") provided us with a demand for arbitration. TTI alleges that we have breached the sales and distribution agreement with them dated March 14, 2005 by seeking to prematurely terminate the agreement in violation of its terms, thereby damaging TTI through lost profits. On March 21, 2006, TTI amended their claim from $1 million to an amount greater than $1 million but not more than $5 million. We have reached an agreement in principle regarding the settlement of TTI’s claims involving the payment by us to TTI of the sum of $63,000. In addition, we will pay TTI 5% of our sales to Camping World from September 1, 2006 to January 31, 2008. The parties are currently negotiating a release and settlement agreement consistent therewith.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following changes in our securities occurred during the three months ended October 31, 2006:

By conversion notice dated November 20, 2006, Starome Investments Limited elected to convert $123,642 of its 10% convertible debenture into shares of our common stock. In response we issued 3,157,747 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

On November 7, 2006, we closed a $1.2 million securities purchase agreement with TAIB Bank, B.S.C. and Certain Wealth, Ltd. In accordance with the securities purchase agreement, we issued, pursuant to Rule 506 of Regulation D under the Securities Act, for an aggregate purchase price of $1.2 million, (i) a 10% convertible debenture due October 31, 2008, with a principal balance of $1.0 million, to TAIB Bank, B.S.C. and (ii) a 10% convertible debenture due October 31, 2008, with a principal balance of $0.2 million, to Certain Wealth, Ltd. We have paid TAIB Securities, Inc., a cash fee of $120,000 and a cash structuring fee of $10,000, in connection with the securities purchase agreement out of the aggregate purchase price paid for these 10% convertible debentures.

By conversion notice dated August 21, 2006, Cornell Capital Partners elected to convert 204 Class A preferred shares into shares of our common stock. In response we issued 3,264,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Default Under Series A 5% Convertible Preferred Stock

On March 22, 2005, we entered into an investment agreement with Cornell Capital Partners, L.P. in which we sold an aggregate of $4 million of our series A 5% convertible preferred stock. In connection therewith, we also entered into a registration rights agreement with Cornell Capital Partners under which we agreed to file a registration statement covering the shares of common stock issuable upon conversion of the preferred stock. We filed such a registration statement and amended it various times in response to comments from the staff of the SEC. However, the SEC did not declare such registration statement effective and we withdrew it on September 20, 2006.

The SEC’s failure to declare the registration statement effective within 120 days after filing constituted a default under the registration rights agreement; however, Cornell Capital Partners agreed, in writing by date of October 31, 2006, to waive such default if we filed a new registration statement on or before November 1, 2006. As of the date of this Form 10-QSB, we have not filed such a registration statement, and we are currently in discussions with Cornell Capital Partners regarding this matter. If we are unable to reach an agreement with Cornell Capital Partners with respect to this default, we would be obligated under the registration rights agreement to pay to Cornell Capital Partners either a cash amount or shares of our common stock equal to 2% of the of the “liquidation amount,” which is defined in the certificate of designation of series A convertible preferred stock as an amount equal to $160 per share plus all declared and unpaid dividends thereon, for each 30 day period after expiration of Cornell’s waiver (November 1, 2006).

It is uncertain at this time whether we will reach a settlement with Cornell Capital Partners regarding these matters.

Default Under $1.5 Million 5% Convertible Debenture

On May 20, 2005, we entered into a securities purchase agreement with Cornell Capital Partners pursuant to which we issued a 5% convertible debenture for a purchase price of $1.5 million. In connection therewith, we entered into a registration rights agreement with Cornell Capital Partners under which we agreed to file a registration statement covering the shares of common stock underlying the convertible debenture. We filed such a registration statement and amended it various times in response to comments from the staff of the SEC. However, the SEC did not declare such registration statement effective and we withdrew it on September 20, 2006. The SEC’s failure to declare the registration statement effective within 150 days after filing constituted a default under the registration rights agreement; however, Cornell Capital Partners agreed, in writing by date of October 31, 2006, to waive such default if we filed a new registration statement on or before November 1, 2006. We did not file such a registration statement, and the Company is currently in discussions with Cornell Capital Partners regarding this matter. If we are unable to reach an agreement with Cornell Capital Partners with respect to this default, we would be obligated under the registration rights agreement to pay to Cornell Capital Partners either a cash amount or shares of our common stock equal to 2% of the of the liquidated value of the convertible debenture outstanding for each 30 day period after expiration of Cornell Capital Partner’s waiver (November 1, 2006).

In addition, the SEC’s failure to declare the registration statement effective within 150 days after filing constitutes a default under the convertible debenture. As a result of such default, Cornell Capital Partners may elect to immediately accelerate our repayment (in cash or shares of our common stock, at Cornell Capital Partner’s option) of the full principal amount of the debenture, together with accrued and unpaid interest, to the date of acceleration.

It is uncertain at this time whether we will reach a settlement with Cornell Capital Partners regarding these matters.

Default Under $30 Million 10% Convertible Debentures

On June 30, 2005, we closed a $30 million securities purchase agreement with Cornell Capital Partners, Highgate House Funds, Ltd. and LCC Global Limited pursuant to which we issued, for a purchase price of $30 million, (i) a 10% convertible debenture due June 23, 2008, with a principal balance of $20 million, to Cornell Capital Partners, in trust for LCC Global, (ii) a 10% convertible debenture due June 23, 2008, with a principal balance of $8 million, to Cornell Capital Partners, in trust for LCC Global, and (iii) a 10% convertible debenture due June 23, 2008, with a principal balance of $2 million, to Highgate House Funds, in trust for LCC Global. On December 30, 2005, we, Starome Investments Limited, Xentennial Holdings Limited, Staraim Enterprises Limited, Cornell Capital Partners, Highgate House Funds and LCC Global entered into amendment No.1 to the securities and purchase agreement pursuant to which we amended and restated the 10% convertible debentures in an aggregate principal amount of $30 million. We amended and restated the 10% convertible debentures to (i) effect the transfer by (A) Cornell Capital Partners and LCC Global to Starome Investments, a corporation organized under the laws of Cyprus, of the 10% convertible debenture with the principal balance of $20 million, (B) Cornell Capital Partners and LCC Global to Xentennial Holdings, a corporation organized under the laws of Cyprus, of the 10% convertible debenture with the principal balance of $8 million and (ii) effect the transfer by Highgate House Funds and LCC Global to Staraim Enterprises, a corporation organized under the laws of Cyprus, of the 10% convertible debenture with the principal balance of $2 million.

In addition, on December 30, 2005, we entered into a registration rights agreement with the new holders of the 10% convertible debentures under which we agreed to file a registration statement covering the shares of common stock underlying the convertible debentures. We filed such a registration statement and amended it various times in response to the comments from the staff of the SEC. However, the SEC did not declare such registration statement effective and we withdrew it on September 20, 2006. The SEC’s failure to declare the registration statement effective within 120 days after filing constituted a default under the registration rights agreement; however, the holders agreed, in writing by date of October 31, 2006, to waive such default if we filed a new registration statement on or before November 1, 2006. We did not file such a registration statement, and the Company is currently in discussions with the holders regarding this matter. If we are unable to reach an agreement with the holders with respect to this default, we would be obligated under the registration rights agreement to pay to the holders either a cash amount or shares of our common stock equal to 2% of the of the liquidated value of the convertible debentures outstanding for each 30 day period after expiration of the holders’s waiver (November 1, 2006).

In addition, the SEC’s failure to declare the registration statement effective within 120 days after filing constitutes a default under the convertible debentures. As a result of such default, the holders may elect to immediately accelerate our repayment (in cash or shares of our common stock, at the holder’s option) of the full principal amount of the debentures, together with accrued and unpaid interest, to the date of acceleration.

It is uncertain at this time whether we will reach a settlement with the holders regarding these matters.

Default under $1.2 Million 10% Convertible Debentures

On November 7, 2006, we closed on a $1.2 million securities purchase agreement pursuant to which we issued a 10% convertible debenture due October 31, 2008, with a principal balance of $1.0 million, to TAIB Bank, B.S.C. and a 10% convertible debenture due October 31, 2008, with a principal balance of $200,000, to Certain Wealth, Ltd. In addition, we also entered into a registration rights agreement with TAIB Bank and Certain Wealth under which we agreed to file a registration statement on or before November 30, 2006 for the purpose of registering the shares of common stock issuable upon the conversion of the convertible debentures. As of the date of this Form 10-QSB and pending resolution of the matters discussed above, we have not filed such a registration statement. Our failure to file this registration statement by November 30, 2006 requires us to pay, upon the demand of TAIB Bank and Certain Wealth, either a cash amount or shares of our common stock equal to 2% of the of the liquidated value of the convertible debenture outstanding for each 30 day period after November 30, 2006.

In addition, our failure to file the registration statement on or before November 30, 2006 constitutes a default under the convertible debentures. As a result of such default, TAIB Bank and Certain Wealth may elect to immediately accelerate our repayment (in cash, or at the option of the holders, shares of our common stock) of the full principal amount of the debentures, together with interest and other amounts owing in respect thereof, to the date of acceleration.

As of the date of this Form 10-QSB we have not received any notice from the holders regarding acceleration of the payment of liquidated damages and we are currently in discussions with the debenture holders to obtain an extension to file the registration statement.

In addition, our issuance of the convertible debentures to TAIB Bank and Certain Wealth triggered the anti-dilution mechanisms set forth in the $30 million 10% convertible debentures described above and the related warrants. We are currently in discussions with the holders of the $30 million convertible debentures regarding this issue. If the holders do not waiver their right to anti-dilution protection, generally, the conversion price of the convertible debentures and the exercise price of the warrants would be adjusted downward to mirror the conversion price set forth in the $1.2 million 10% convertible debentures issued to TAIB Bank and Certain Wealth.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual and special meeting of our shareholders was held in Vancouver, Canada on December 8, 2006. A total of 146 shareholders attended the annual and special meeting in person or by proxy, representing a total of 248,412,891 (or 78.42%) of the 316,774,656 shares of our common stock issued and outstanding as at the close of business November 3, 2006, the record date for the meeting.

The following proposals were adopted by our shareholders by ordinary resolution: (1) to appoint BDO Dunwoody, Chartered Accountants, of Vancouver, British Columbia, as the auditor of our company to hold office for the ensuing year; (2) to authorize our Board of Directors to fix the remuneration to be paid to the auditor; (3) to set the number of our directors, between the minimum and maximum number of directors prescribed by our company's articles of continuance, at four; (4) to elect WILLIAM CRONIN, MARTIN GANNON, JOHNNY CHRISTIANSEN and ROBERT RUDMAN as directors of our company, to hold office until the next annual meeting of shareholders, or until their successors are appointed; (5) to approve an additional formal stock incentive plan providing for the granting of stock-based incentives to those eligible employees, directors, officers and consultants of our company, or of any of our subsidiaries, who are resident in the United States and/or subject to taxation in the United States, provided that a maximum of 10,000,000 shares of common stock of our company shall be issuable pursuant to all awards granted under the plan; and (6) to adopt a special resolution to approve the continuance of our company to British Columbia.

Of the 248,412,891 shares represented at the meeting, 0 shares were held by shareholders attending in person, and 248,412,891 shares were held by shareholders attending by proxy. The number of shares cast by way of proxy for, against and withheld, as well as the number of abstentions and broker non-votes as to each of these matters are as follows:

						BROKER
	PROPOSAL	SHARES FOR	SHARES AGAINST	WITHHELD	NOT VOTED	NON-VOTES

1	Appointment of BDO Dunwoody as auditor of the Company	244,787,815		3,625,076
2	To authorize the Directors to fix the remuneration to be paid to the auditor of the Company	244,925,152	3,487,739
3	To determine the number of Directors at four	237,185,258	11,227,633
4	Election of Directors
	a. To elect ROBERT RUDMAN as a Director	234,642,089		13,770,802
	b. To elect MARTIN GANNON as a Director	242,694,490		5,718,401
	c. To elect JOHNNY CHRISTIANSEN as a Director	239,553,879		8,859,012
	d. To elect WILLIAM CRONIN as a Director	242,527,505		5,885,386
5	To adopt an ordinary resolution to approve the 2006 US Stock Incentive Plan for eligible employees, directors, officers and consultants of the Company	35,078,605	1,950,354		193,831,032
6	To adopt a special resolution to approve the continuance of our company to British Columbia	48,584,121	6,068,738		193,760,032

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number Description

4.1	10% Convertible Debenture, dated as of October 31, 2006, in the principal amount of $1 million, issued by SmarTire Systems Inc. to TAIB Bank B.S.C.**

4.2	10% Convertible Debenture, dated as of October 31, 2006, in the principal amount of $200,000, issued by SmarTire Systems Inc. to Certain Wealth, Ltd.**

10.1	Securities Purchase Agreement, dated as of October 31, 2006, between SmarTire Systems Inc., TAIB Bank, B.S.C. and Certain Wealth, Ltd.**

10.2	Investor Registration Rights Agreement, dated as of October 31, 2006, between SmarTire Systems Inc., TAIB Bank, B.S.C. and Certain Wealth, Ltd.**

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002** +

32.2	Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002** +

**	Filed herewith

+
The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by SmarTire Systems Inc. for purposes of Section 18 of the Exchange Act.

SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTIRE SYSTEMS INC.

/s/ Dave Warkentin
Dave Warkentin
President and Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date:  December 15, 2006

/s/ Jeff Finkelstein
Jeff Finkelstein
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date:  December 15, 2006