Form 10QSB
period 2007-01-31
SMARTIRE SYSTEMS INC
filed 2007-03-16
CIK 1057293

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended January 31, 2007.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares outstanding of our common stock at March 1, 2007 was 335,335,449.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

INDEX			PAGE
			NUMBER

PART I.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS	1

		CONSOLIDATED BALANCE SHEETS - JANUARY 31, 2007 (UNAUDITED )	3
		AND JULY 31, 2006

		CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED ) - FOR THE
		THREE AND SIX MONTHS ENDED JANUARY 31, 2007 AND JANUARY 31, 2006	4

		CONSOLIDATED STATEMENT OF CAPITAL DEFICIT
		FOR THE SIX MONTHS ENDED JANUARY 31, 2007 (UNAUDITED) AND THE YEAR ENDED
		JULY 31, 2006	5

		CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) - SIX MONTHS ENDED
		JANUARY 31, 2007 AND JANUARY 31, 2006	6

		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - SIX
		MONTHS ENDED JANUARY 31, 2007 AND JANUARY 31, 2006	7

	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		AND RESULTS OF OPERATIONS	20

	ITEM 3.	CONTROLS AND PROCEDURES	28

PART II.	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	29

	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	30

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30

	ITEM 5.	OTHER INFORMATION	30

	ITEM 6.	EXHIBITS	31

		SIGNATURES	33

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

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited and SmarTire Technologies Inc. ("we," "us," "our," and "SmarTire") as of January 31, 2007 and for the three and six months ended January 31, 2007 and January 31, 2006 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the three and six months ended January 31, 2007 includes all adjustments necessary in order to ensure that the financial statements are not misleading.

Consolidated Financial Statements

Unaudited
(Expressed in United States dollars)

In accordance with United States Generally Accepted Accounting Principles

SMARTIRE SYSTEMS INC.

Three and six months ended January 31, 2007 and 2006

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

	January 31, 2007	July 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$326,110	$1,988,420
Receivables, net of allowance for doubtful accounts
of $10,306 (July 31, 2006 - $19,497)	658,262	609,250
Inventory	1,919,414	2,212,579
Prepaid expenses	267,889	196,668

	3,171,675	5,006,917

Property and equipment	818,199	780,039
Deferred financing costs (note 3)	1,350,124	1,692,094
Other assets	-	75,275

	$5,339,998	$7,554,325

Liabilities and Capital Deficit

Current liabilities:
Accounts payable and accrued liabilities (note 4)	$2,924,267	$2,257,049
Current portion of convertible debentures (note 5)	1,430,000	1,615,000

	4,354,267	3,872,049

Convertible debentures, net of amounts to be accreted of $25,869,727	5,890,631	21,432,576
(July 31, 2006 - $8,567,424) (note 5)

Accrued interest on convertible debentures	3,279,341	1,750,000
Derivative financial instrument (note 6)	-	8,043,225

Preferred shares, subject to mandatory redemption net of amounts
to be accreted of $nil (July 31, 2006 - $3,665,485) (note 7)	4,133,677	482,128

Capital Deficit
Share capital (note 8)
Common shares, without par value:
Unlimited shares authorized
332,455,787 shares issued and outstanding
(July 31, 2006 - 311,610,656)	68,808,259	68,049,577
Additional paid-in capital	33,585,490	6,929,818
Accumulated deficit	(115,813,713)	(103,967,579)
Accumulated other comprehensive income (note 13)	1,102,046	962,531

	(12,317,918)	(28,025,653)

	$5,339,998	$7,554,325

Going concern (note 2(a))
Subsequent events (note 14)
See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2007 and 2006
(Unaudited)
	Three Months Ended		Six Months Ended
	January 31	January 31	January 31	January 31
	2007	2006	2007	2006

Revenue (note 10)	$946,665	$839,615	$1,798,444	$1,432,481

Cost of goods sold	650,164	638,847	1,288,140	1,062,535

	296,501	200,768	510,304	369,946

Expenses:
Depreciation and amortization	142,908	343,252	283,609	715,080
Engineering, research and development	995,946	550,863	1,819,685	517,418
General and administrative	868,451	686,370	1,804,865	526,803
Marketing	371,930	365,195	1,038,459	781,403

	2,379,235	1,945,680	4,946,618	2,540,704

Loss from operations	(2,082,734)	(1,744,912)	(4,436,314)	(2,170,758)

Other income (expenses):
Interest income	5,710	61,656	15,292	135,102
Interest and financing expense (note 9)	(3,030,874)	(1,669,366)	(4,963,808)	(19,300,802)
Loss on settlement of debt	-	(214,274)	-	(214,274)
Unrealized loss on derivative instruments (note 6)	-	(211,733)	(1,030,415)	(211,733)
Foreign exchange loss	(216,327)	(73,376)	(223,902)	(301,063)

	(3,241,491)	(2,107,093)	(6,202,833)	(19,892,770)

Loss for the period	(5,324,225)	(3,852,005)	(10,639,147)	(22,063,528)

Accrued dividends and accretion on preferred shares (note 7)	(2,009,216)	-	(3,726,269)	-

Loss available to common stockholders	$(7,333,441)	$(3,852,005)	$(14,365,416)	$(22,063,528)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.08)

Weighted average number of common shares used in
the computation of basic and diluted loss per share	319,084,077	288,516,221	315,378,079	285,575,110

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Capital Deficit
(Expressed in Unted States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2007 (unaudited) and year ended July 31, 2006

					Accumulated
			Additional		other
			paid-in	Accumulated	comprehensive
	Shares	Amount	capital	Deficit	loss	Capital Deficit

Balance as at July 31, 2006	311,610,656	$68,049,577	$6,929,818	$(103,967,579)	$962,531	$(28,025,653)

Exercise of stock options for cash (note 8(d))	3,100,000	139,500	(46,500)	-	-	93,000
Conversion of preferred shares into common shares (note 7)	7,472,000	149,440	(74,720)	-	-	74,720
Conversion of convertible debentures into common shares (note 5)	10,273,131	469,742	(161,100)	-	-	308,642
Stock-based compensation (note 8(c))	-	-	353,160	-	-	353,160
Issuance of warrants for services (note 8(e))	-	-	(15,690)	-	-	(15,690)
Reduction in warrant exercise price (note 5)	-	-	450,000	-	-	450,000
Intrinsic value of beneficial conversion feature (note 5 )	-	-	1,086,124	-	-	1,086,124
Change in accounting policy (note 2 (c) (i))	-	-	28,494,782	(1,206,987)	-	27,287,795
Accrued dividends and accretion on preferred shares (note 7)	-	-	(3,726,269)	-	-	(3,726,269)
Incremental beneficial conversion feature adjustment (note 5)	-	-	295,885	-	-	295,885
Loss for the period	-	-	-	(10,639,147)	-	(10,639,147)
Translation adjustment	-	-	-	-	139,515	139,515

Balance as at January 31, 2007 (unaudited)	332,455,787	$68,808,259	$33,585,490	$(115,813,713)	$1,102,046	$(12,317,918)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2007 and 2006
(Unaudited)

	2007	2006

Cash provided (used for):
Operating activities:
Loss for the period	$(10,639,147)	$(22,063,528)
Items not affecting cash:
Depreciation and amortization	283,609	715,080
Unrealized loss on derivative instruments	1,030,415	211,733
Non-cash interest and finance charges	4,920,899	17,618,031
Stock-based compensation expense (recovery)	353,160	(1,944,175)
Issuance of warrants for services received	(15,690)	-
Loss on settlement of debt	-	214,274
Change in non-cash working capital:
Receivables	(49,012)	(251,005)
Inventory	293,165	290,384
Prepaid expenses	(71,221)	(290,283)
Accounts payable and accrued liabilities	627,332	618,901

Net cash used in operating activities	(3,266,490)	(4,880,588)

Investing activities:
Purchase of property and equipment	(287,191)	(115,602)
Purchase of short-term investments	-	(3,299,084)

Net cash used in investing activities	(287,191)	(3,414,686)

Financing activities:
Cash received on exercise of stock options	93,000	25,800
Cash received on exercise of warrants	-	110,000
Proceeds from convertible debentures (note 5)	1,884,000	-
Financing costs (note 5)	(213,400)	-
Settlement of convertible debenture	-	(228,000)

Net cash provided by financing activities	1,763,600	(92,200)

Effect of exchange rate difference on cash and cash equivalents	127,771	606,330

Net decrease in cash and cash equivalents	(1,662,310)	(7,781,144)

Cash and cash equivalents, beginning of period	1,988,420	10,059,763

Cash and cash equivalents, end of period	$326,110	$2,278,619

Supplementary information:
Interest and finance charges paid	$5,229	$1,041,071
Taxes paid	$-	$-
Non-cash investing and financing activities:
Conversion of preferred shares to common shares	$74,720	$-
Conversion of convertible debentures to common shares	$308,642	$400,554

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2007 and 2006

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

The Company has incurred recurring operating losses and has a deficit of $115,813,713 and a working capital deficiency of $1,182,592 as at January 31, 2007. During the six months ended January 31, 2007, the Company used cash of $3,553,681 in operating and investing activities. During the six months ended January 31, 2007, the Company realized net cash proceeds of $1,763,600 from financing activities.

The ability of the Company to continue as a going concern is in substantial doubt and is dependent on achieving profitable operations and obtaining the necessary financing in order to achieve profitable operations. The outcome of these matters cannot be predicted at this time. The Company’s future operations are dependent on the market’s acceptance of its products in order to ultimately generate future profitable operations and the Company’s ability to secure sufficient financing to fund future operations. There can be no assurance that the Company’s products will be able to secure market acceptance. Management of the Company plans to obtain additional financing to enable the Company to achieve profitable operations. Although Management of the Company entered into a $1.8 million securities purchase agreement and issued a $684,000 convertible debenture on January 23, 2007, a $334,000 convertible debenture on February 9, 2007 and a $782,000 convertible debenture on March 1, 2007 (note 14) , the Company still requires additional financing. In addition, despite, the Company’s $100 million Standby Equity Distribution Agreement with Cornell Capital Partners, it is uncertain when the Company will be permitted to draw down on the Standby Equity Distribution Agreement as drawdowns are subject to an effective registration statement covering the underlying shares. As a result, the Company is seeking additional financing by April 30, 2007 to fund its operations. Although the Company’s management is currently working on securing this additional financing, there can be no assurance that sufficient financing will be secured by the Company. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(c) Change in Accounting Policy

(i)   In December 2006, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position Emerging Issues Task Force (“EITF”) Issue No. 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. The guidance in FSP No. EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to include scope exceptions for registration payment arrangements. FSP No. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This pronouncement is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this staff position is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted. Retrospective application of the guidance in this FSP to financial statements for earlier interim or annual periods presented is not permitted.

The Company has elected to early adopt the requirements of FSP EITF No. 00-19-2 effective November 1, 2006. As a result, the Company has revisited the accounting for the 10% convertible debenture issued on June 30, 2005 for $30,000,000 described in Note 5(c). Prior to the adoption of this FSP, the Company accounted for the embedded conversion option and warrants issued in connection with the instrument as a single embedded derivative and separately accounted for that embedded derivative at fair value under FASB Statement No. 133.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2007 and 2006

2.  SIGNIFICANT ACCOUNTING POLICIES (continued):

On adoption of this FSP, the Company determined that without regard to the registration payment arrangement, the embedded conversion feature and warrants would have met the requirements for classification as an equity instrument in accordance with the criteria outlined in EITF 00-19 and EITF 00-27. As such, the Company has reclassified, as at November 1, 2006, the fair value of the warrants and the embedded conversion feature previously classified as derivative financial instrument liabilities to equity.

Immediately prior to the adoption of this FSP, the carrying value of this 10% convertible debenture was $22,386,205 and the fair value of the embedded conversion feature and warrants was recorded as $9,073,640. Management has determined that had the instrument been accounted for under EITF 00-19 and EITF 00-27, the carrying value on the date of adoption of this FSP would have been $4,172,050. As the result of adoption of the staff position, management has determined that the modification of the conversion price on December 30, 2005 (note 5(c)) would have resulted in an incremental beneficial conversion feature of $20,929,716 in accordance with EITF 00-27 against the carrying value of the debenture at the date of modification and charged to additional paid in capital.  The discount would be amotized to interest over the life of the debenture.  Consequently, on November 1, 2006, the Company decreased the carrying value of the debt by $18,214,155 and reclassified the $9,073,640 fair value of the embedded conversion feature and warrants from derivative financial instrument liabilities to equity, resulting in a charge to accumulated deficit of $1,206,987 and a charge to additional paid in capital of $28,494,782.

ii.
Beginning August 1, 2006, the Company adopted the recommendations of the Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-based Compensation” (“SFAS 123(R)”), and has applied the recommendations of this standard using the modified prospective method. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option model. The value of the portion of the award ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statement of operations.

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

If the Company had continued to account for stock-based compensation in accordance with APB Opinion No. 25, loss from operations and loss for the three and six month periods ended January 31, 2007 would have been $77,565 higher and $172,765 lower respectively, than the amounts the Company recognized in accordance with Statement 123R. There would have been no change in basic and diluted loss per share for the three months and six months ended January 31, 2007 if the Company had continued to account for stock-based compensation under Opinion No. 25.

The following table presents the effect on reported net loss and loss per share if the Company had accounted for the Company’s stock options under the fair value method of accounting for the three and six months ended January 31, 2006:

	Three months	Six months
	ended	ended
	January 31,	January 31,
	2006	2006

Net loss, as reported	$ (3,852,005)	$ (22,063,528)
Stock-based compensation expense/(recovery)
recognized using intrinsic value method (variable award)	(310,200)	(1,944,175)
Stock-based compensation expense
determined under fair value based method for all awards	(199,704)	(217,855)

Pro forma	$ (4,361,909)	$ (24,225,558)

Basic and diluted loss per share:
As reported	$ (0.01)	$ (0.08)
Pro forma	$ (0.01)	$ (0.08)

The Company recognized compensation expense on a straight-line basis over the vesting period beginning on the date the stock option is granted. For the three and six month periods ended January 31, 2006, the weighted average fair value of these options on the date of grant was $0.07 per share. The fair value of each option and warrant granted was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2007 and 2006

2. SIGNIFICANT ACCOUNTING POLICIES (continued):

January 31, 2006

Expected dividend yield	0%
Expected stock price volatility	144%
Risk-free interest rate	3.50%
Expected life of options and warrants	5 years

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

As at January 31, 2007, 14,482,500 options were unvested, 16,776,400 options were available to be issued under the Company’s US Stock Option plans and 6,006,190 were available to be issued under the non-US Stock Options plans.

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

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on evaluation a misstatement and determining its materiality using the iron curtain (balance sheet analysis) and rollover (income statement analysis) approaches, as well as correcting errors under the approaches and transition guidance. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company is currently evaluating the impact of the provisions of SAB 108.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2007 and 2006

3.	DEFERRED FINANCING COSTS:

As at January 31, 2007, the Company had deferred $1,350,124 (July 31, 2006 - $1,692,094) of financing costs relating to its convertible debentures. During the three and six months ended January 31, 2007, $234,153 and $456,861 (2006 - $652,388 and $16,484,584) was amortized and charged to interest expense.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	January 31,	July 31,
	2007	2006

Accounts payable	$1,128,757	$928,726
Accrued liabilities	1,167,053	739,752
Interest payable on convertible debentures	628,457	588,571

	$2,924,267	$2,257,049

5.	CONVERTIBLE DEBENTURES:

The Company has entered into a number of convertible debt instruments. The following table denotes the face value of each of these convertible debentures and provides a summary of the balance of convertible debentures outstanding as at January 31, 2007.

	Note 5 (a)	Note 5 (b)	Note 5 (c)	Note 5 (d)	Note 5 (e)
	5%	5%	10%	10%	10%	Total
Original face value of convertible debenture	$ 195,000	$ 1,500,000	$ 30,000,000	$ 1,200,000	$ 684,000	$ 33,579,000

Debt component, as at July 31, 2006:	195,000	1,420,000	21,432,576	-	-	23,047,576
Issued	-	-	-	1,200,000	684,000	1,884,000
Finance fees paid to debenture holder/related company of debenture holder	-	-	-	(130,000)	(83,400)	(213,400)
Intrinsic value of beneficial conversion feature of convertible debentures	-	-	-	(663,871)	(422,253)	(1,086,124)
Interest accretion	-	-	2,450,453	56,808	-	2,507,261
Change in accounting policy (Note 2 (c) (i)	-	-	(18,214,155)	-	-	(18,214,155)
Incremental beneficial conversion feature adjustment	-	-	(295,885)	-	-	(295,885)
Conversion of debt to common shares	(185,000)	-	(123,642)	-	-	(308,642)

Debt component, as at January 31, 2007	10,000	1,420,000	5,249,347	462,937	178,347	7,320,631
Less current portion, as at January 31, 2007	(10,000)	(1,420,000)	-	-	-	(1,430,000)

Long term portion of debt component, as at January 31, 2007	$ -	$ -	$ 5,249,347	$ 462,937	$ 178,347	$ 5,890,631

Remaining face value of convertible debenture as at January 31, 2007	$ 10,000	$ 1,420,000	$ 29,876,358	$ 1,200,000	$ 684,000	$ 33,190,358

(a)	$195,000 - 5% convertible debentures issued on December 15, 2004

On December 15, 2004, the Company closed a $195,000 private placement bearing interest at 5% per annum and maturing on December 15, 2006.

As at July 31, 2006 and October 31, 2006, the Company was in default on the loan as a result of not filing an effective registration statement for this convertible debenture. As a result of the default, which occurred during the year ended July 31, 2005, the Company accreted the original assigned debt component to its full face value as at July 31, 2005. Consequently, the Company did not record any accretion expense on this debenture for the three and six month periods ended January 31, 2007 and 2006.

During the six months ended January 31, 2007, $185,000 of principal was converted into common shares resulting in the issuance of 7,115,384 common shares.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2007 and 2006

5.	CONVERTIBLE DEBENTURES (continued):

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

During the year ended July 31, 2006, the loan became in default as a result of the Company not obtaining an extension from the holder, relating to the deferral of all principal and interest. As a result of the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2006. Consequently, the Company did not record any accretion expense on this debenture for the three and six month periods ended January 31, 2007.

As at January 31, 2007, the Company was in arrears on payments of principal and interest under its 5% convertible debenture issued on May 20, 2005 in the amount of $1,420,000 and $117,977 in principal and interest respectively.

In connection with the execution of this convertible debenture agreement, the Company entered into registration rights agreement with the investor, whereby the Company agreed to file, no later than 45 days after closing of the convertible debenture agreement, with the SEC a registration statement on Form S-1 or SB-2 (or, if the Company is eligible, on Form S-3), under the securities Act, for the resale by the holders of this debenture of 53,571,429 shares of the Company’s common stock to be issued upon conversion of the convertible debenture. The Company shall cause the registration statement to remain effective until all of the registrable securities have been sold. The Company shall use its best efforts to have the registration statement declared effective by the SEC no later than 120 days from the date of closing of this debenture.

In the event the registration statement is not filed by the scheduled filing deadline or is not declared effective by the SEC on or before the scheduled effective date, than as partial relief for the damages to any holder, the Company will pay as a liquidated damage to the holder, at the holder’soption, either a cash amount or shares of the Company’s common stock within 3 business days, equal to 2% of the liquidated value of the convertible debentures outstanding for each 30 day period after the schedule filing deadline or scheduled effective date. The are no other alternative settlement methods and the agreement contains no limit on the maximum potential amount of consideration.

The Company has not filed or made effective a registration statement as required with regards to this debenture instrument. However, management has obtained a waiver from the holder of this instrument, which indicates the Company is not considered in default of these agreements pending the filing of a new registration statement and the holders waive their rights under the default provisions affected by this non-compliance, until March 31, 2007. While management will apply its best efforts to have a registration statement filed and declared effective or alternatively to extend the current waiver, there can be no assurances that the Company will succeed in obtaining the required approvals or waiver extension. The result of not obtaining an effective registration statement or extended waiver could have a significant impact on the operations of the Company. However, as at January 31, 2007, it is management’s opinion that the Company will be able to obtain future waivers from the holder of the debenture, that will waive the holder’s rights under the default provisions affected by the non-compliance of not filing or making effective a registration statement as required under the terms of this agreement until such time as the debenture is settled. As such, the Company has not accrued any liabilities related to the liquidated damages associated with this non-compliance for any of the periods presented.

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

Under the terms of the debenture (as amended on December 30, 2005), the principal was convertible into shares of common stock at the option of the holder at the lesser of $0.1125 and a 4.5% discount to market. Market is based on the lowest closing bid price of the common stock for the 5 trading days immediately preceding the date the conversion notice is provided. Interest is convertible into shares of the Company’s common stock and is calculated as 95.5% of the 5 day average of the closing bid price of the common stock for the 5 trading days immediately preceding the date the interest conversion is made. All accrued but unpaid interest is due on June 23, 2008. As at January 31, 2007, the Company has accrued $3,747,596 (July 31, 2006 - $2,250,000) in interest based on the terms of the amended convertible debenture.

As a result of the closing on November 7, 2006 in connection with the $1.2 million in 10% convertible debentures due in October 2008, each of the holders of the remaining $30 million 10% convertible debenture agreed, in the form of a waiver, that the Company’s consummation of the November 2006 financing did not constitute an event of default under the term of the $30 million convertible debenture agreement. In addition as a result of the issuance of the November 2006 10% Convertible Debentures and the anti-dilution provisions, the conversion price for the outstanding principal for these convertible debentures was reduced to the lesser of (i) $0.0573 and, (ii) 80% of the lowest volume weighted average price of the Company’s common stock during the thirty trading days preceding the conversion date as quoted by Bloomberg, LP, of which $500,000 (July 31, 2006 -$500,000) is included in accounts payable and accrued liabilities and the remainder of $3,247,596 (July 31, 2006 - $1,750,000) is included in accrued interest on convertible debentures. The amount included in accounts payable and accrued liabilities related to cash interest payable prior to the amendment of the convertible debentures on December 30, 2005. In addition, the warrants were repriced to $0.0298 per share, as discussed below.

As a result of the reset provision described above, the Company has recorded an incremental beneficial conversion feature of  $295,885 against the carrying value of the debentures at the time the reset occurred on November 7, 2006. The discount will be amortized to interest over the life of the debenture.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2007 and 2006

5.	CONVERTIBLE DEBENTURES (continued):

On November 7, 2006, the Company repriced the 62.5 million warrants originally issued in connection with this convertible debenture from $0.16 per share to $0.0298 per share. Other than the exercise price, all other terms of the repriced warrants, such as contractual life, remained the same. The Company has accounted for the repricing as a modification under SFAS No. 123R and recorded the net incremental fair value of $450,000 as interest and financing expense for the three and six months ended January 31, 2007.

On November 20, 2006, a holder of the 10% convertible debentures converted $123,642 into 3,157,747 common shares of the Company.

During the three and six months ended January 31, 2007, the Company recorded $953,629 and $2,450,453 (2006 - $631,505 and $1,239,869) respectively of interest expense relating to interest accretion and charged it to the statement of operations.

In connection with the execution of this convertible debenture agreement, the Company entered into a registration rights agreement with the investor, whereby the Company agreed to file, no later than 30 days after the date of modification of the convertible debenture agreement, with the SEC a registration statement on Form S-1 or SB-2 (or, if the Company is eligible, on Form S-3), under the Securities Act, for the resale by the holders of this debenture of 850,000,000 and 62,500,000 shares of the Company’s common stock to be issued upon conversion of the convertible debenture and exercise of the related warrants. The Company shall cause the registration statement to remain effective until all of the registrable securities have been sold. The Company shall use its best efforts to have the registration statement declared effective by the SEC no later than 120 days from the date of closing of this debenture.

In the event the registration statement is not filed by the scheduled filing deadline or is not declared effective by the SEC on or before the scheduled effective date, than as partial relief for the damages to any holder, the Company will pay as a liquidated damages to the holder, at the holder’s option, either a cash amount or shares of the Company’s common stock within 3 business days, equal to 2% of the liquidated value of the convertible debentures outstanding for each 30 day period after the scheduled filing deadline or scheduled effective date. There are no other alternative settlement methods and the agreement contains no limit on the maximum potential amount of consideration.

The Company has not filed or made effective a registration statement as required with regards to these debenture instruments. However, management has obtained waivers from the holders of these debenture instruments, which indicates the Company is not considered in default of these agreements pending the filing of a new registration statement and the holders waive their rights under the default provisions affected by this non-compliance, until March 31, 2007. While management will apply its best efforts to have a registration statement filed and declared effective or alternatively to extend the current waiver, there can be no assurances that the Company will succeed in obtaining the required approvals or waiver extension. The result of not obtaining an effective registration statement or extended waiver could have a significant impact on the operations of the Company. However, as at January 31, 2007, it is management’s opinion that the Company will be able to obtain future waivers from the holder of the debenture, that will waive the holder’s rights under the default provisions affected by the non-compliance of not filing or making effective a registration statement as required under the terms of this agreement until such time as the debenture is settled. As such, the Company has not accrued any liabilities related to the liquidated damages associated with this non-compliance for any of the periods presented.

(d)
On November 7, 2006, the Company closed a private placement of unsecured convertible debentures in the aggregate principal amount of $1.2 million. The Company paid a cash finder’s fee of $120,000 for the convertible debentures and a cash structuring fee of $10,000 to one of the holders of the debentures in connection with the Securities Purchase Agreement. As at October 31, 2006, the Company had received an advance from the investor of $250,000 prior to closing this financing. Under the terms of the agreement for the advance, received on October 30, 2006, the Company and the investor agreed that the Securities Purchase Agreement would be entered into at a later date and also stipulated that should the Company and the investor not reach an agreement with regards to the Securities Purchase Agreement, the Company would be responsible for the immediate payment in cash of the sum advanced of $250,000, as well as interest accrued on a per diem basis. As such, the Company has recorded the advance received separately on the balance sheet as a current liability as at October 31, 2006. On November 7, 2006, the Company received the remaining $820,000 of financing (net of $130,000 finder’s fee and cash structuring fee), pursuant to the terms of the convertible debenture agreement. The convertible debentures bear interest at 10% per annum, calculated on the basis of a 365-day year, and will mature on October 31, 2008. The outstanding principal amount of each debenture is convertible into shares of the Company's common stock, in whole or in part, at the option of the holder of the debenture at the lesser of:

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

The 10% convertible debentures provide for various events of default that would entitle the holders to require the Company to immediately repay 100% of the outstanding principal amounts, plus accrued and unpaid interest, in cash, or shares of the Company's common stock. If an event of default occurs, the Company may be unable to immediately repay the amount owed, and any repayment may leave the Company with little or no working capital in its business.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2007 and 2006

5.	CONVERTIBLE DEBENTURES (continued):

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

In connection with the execution of this convertible debenture agreement, the Company entered into a registration rights agreement with the investor, whereby the Company agreed to file, no later than 30 days after closing of the convertible debenture agreement, with the SEC a registration statement on Form S-1 or SB-2 (or, if the Company is eligible, on Form S-3), under the Securities Act, for the resale by the holders of this debenture of 150,000,000 shares of the Company’s common stock to be issued upon conversion of the convertible debenture. The Company shall cause the registration statement to remain effective until all of the registrable securities have been sold. The Company shall use its best efforts to have the registration statement declared effective by the SEC no later than 90 days from the date hereof.

In the event the registration statement is not filed by the scheduled filing deadline or is not declared effective by the SEC on or before the scheduled effective date, than as partial relief for the damages to any holder, the Company will pay as a liquidated damages to the holder, at the holder’s option, either a cash amount or shares of the Company’s common stock within 3 business days, equal to 2% of the liquidated value of the convertible debentures outstanding for each 30 day period after the scheduled filing deadline or scheduled effective date. In no event shall liquidated damages exceed 20% of the aggregate purchase price for all investors, being $240,000. There are no alternative methods of settlement should the holder not waive their rights under this agreement.

The Company filed a registration statement on January 10, 2007 and an amended registration statement on February 20, 2007 to register the shares underlying the debentures. As the registration statement was not filed on or before November 30, 2006 or declared effective on or before January 29, 2007, resulting in the Company being in non-compliance with certain obligations under the registration rights agreement. The Company received a waiver of rights under the applicable default provisions affected by this non-compliance, provided the registration statement is declared effective no later than March 31, 2007. While management will apply its best efforts to have the registration statement declared effective, there can be no assurances that the Company will succeed in obtaining the required approvals. The result of not obtaining an effective registration statement could have a significant impact on the operations of the Company. However, as at January 31, 2007, it is management’s opinion that the Company will be able to have the registration statement declared effective, or alternatively management believes the holder will provide a future waiver until such time as the debenture is settled or until such time as the registration rights are declared effective by the SEC. As such, the Company has not accrued any liabilities related to the liquidated damages associated with this non-compliance for any of the periods presented.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2007 and 2006

5.	CONVERTIBLE DEBENTURES (continued):

With the adoption of EITF 00-19-2, described in note 2(c)(i), management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock” (EITF 00-19”), to be accounted for as an equity interest and not a derivative. As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, being $663,871, was allocated to additional paid-in capital. The remaining amount of $406,129 (net of $130,000 in finance fees paid to the holder) has been allocated to the debt component and is being accreted over the life of the debenture to the original face value using the effective interest rate method. During the three and six months ended January 31, 2007, interest accretion of $56,808 was charged to the statement of operations as interest expense.

(e)
On January 23, 2007, the Company closed on a $1.8 million securities purchase agreement with Xentenial Holdings Limited “Xentenial”. Under the securities purchase agreement, Xentenial agreed to purchase up to $1,800,000 of secured convertible debentures which shall be funded on multiple closings as follows:

i.	$684,000, on or before January 23, 2007;

ii.
$1,116,000 to be funded within 6 months from January 23, 2007 in amounts and times to be mutually agreed between the Company and Xentenial. However, neither party is under any obligation to agree to fund the remaining amount.

In accordance with the securities purchase agreement, the Company issued, pursuant to Rule 506 of Regulation D under the Securities Act, for an aggregate purchase price of $684,000, a 10% secured convertible debenture due January 23, 2009, with a principal balance of $684,000, to Xentenial.

Interest will accrue on the outstanding principal balance at an annual rate equal to ten percent (10%). Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. Interest hereunder shall be paid on January 23, 2009 (or sooner as provided in the convertible debentures) in cash or shares of our common stock (valued at the closing bid price on the trading day immediately prior to the date paid) at our option.

The convertible debenture is convertible, in whole or in part, into shares of our common stock at the then effective conversion price. The conversion price in effect on any conversion date shall be equal to the lesser of

(i) $0.0573 or;

(ii)	eighty percent (80%) of the lowest volume weighted average price of our common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

The convertible debentures contain a contractual restriction on beneficial share ownership. They provide that the holders may not convert the convertible debentures, or receive shares of the Company’s common stock as payment of interest, to the extent that the conversion or the receipt of the interest payment would result in such holder, together with its respective affiliates, beneficially owning in excess of 4.99% of the Company’s then issued and outstanding shares of common stock. Such limitation may be waived by a holder upon not less than 65 days’ notice to the Company.

The Company received net proceeds of $600,600 as it paid to Yorkville Advisors, LLC, a cash commitment fee of $68,400 and a cash structuring fee of $15,000, in connection with the securities purchase agreement out of the aggregate purchase price paid for the convertible debenture.

        An event of default will occur under the convertible debentures if any of the following occurs:

•	Any default (not waived by the holder) in the payment of the principal of, interest on or other charges in respect of the convertible debentures.

•	The Company or any of its subsidiaries become bankrupt or insolvent;

•	The Company or any of its subsidiaries default in any of its obligations under any other indebtedness in an amount exceeding $100,000;

•
The Company’s common stock ceases to be quoted for trading or listed for trading on any of the Nasdaq OTC Bulletin Board, the New York Stock Exchange, American Stock Exchange, the NASDAQ Capital Market or the NASDAQ National Market) and is not again quoted or listed for trading on any primary market within 5 trading days of such delisting;

•	The Company or any of its subsidiaries experiences a change of control;

•
The Company fails to use its best efforts to file a registration statement with the Securities and Exchange Commission on or before July 23, 2007 or such registration statement is not declared effective by the SEC on or before October 23, 2007 as the direct result of its failure to use it's best efforts;

•
If the effectiveness of the registration statement lapses for any reason or the holders of the 10% convertible debentures are not permitted to resell the underlying shares of common stock, in either case, for more than five trading days or an aggregate of eight trading days;

•
The Company fails to deliver common stock certificates to a holder prior to the fifth trading day after a conversion date or we fail to provide notice to a holder of our intention not to comply with requests for conversions of the convertible debentures;

•	The Company fails to deliver the payment in cash pursuant to a “buy-in” within three days after notice is claimed delivered; or;

•
The Company fails to observe or perform any other material covenant or agreement contained in or otherwise materially breach or default under any other provision of the convertible debentures which is not cured within the applicable cure periods.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2007 and 2006

5.	CONVERTIBLE DEBENTURES (continued):

Upon an event of default, the full principal amount of the convertible debentures, together with accrued and unpaid interest will become, at the holder’s election, immediately due and payable in cash or, at the election of the holder, shares of our common stock. Furthermore, in addition to any other remedies, the holder will have the right to convert the convertible debenture at any time after an event of default or the maturity date at the then effective conversion price. If an event of default occurs, the Company may be unable to immediately repay the amount owed, and any repayment may leave us with little or no working capital in our business.

In the event of any issuances of shares of common stock or rights, options, warrants or securities convertible or exercisable into common stock at a price per share of common stock less than the conversion price of the convertible debentures, the conversion price of such convertible debentures will be reduced to the lower purchase price.  In addition, the conversion price of the convertible debentures will be subject to adjustment in connection with any subdivision, stock split, combination of shares or recapitalization. No adjustment will be made as a result of issuances (or deemed issuances) of securities or interests upon the conversion, exchange or exercise of any right, option, warrant obligation or security outstanding immediately prior to the date of execution of the security purchase agreement and exercises of options to purchase shares of common stock issued for compensatory purposes pursuant to any of the Company's stock option or stock purchase plans.

In connection with the execution of the securities purchase agreement, on January 23, 2007, the Company entered into a registration rights agreement with Xentenial pursuant to which it agreed to prepare and file, no later than 180 days after the date of the registration rights agreement, with the Securities and Exchange Commission a registration statement on Form S-1 or SB-2 (or, if the Company is then eligible, on Form S-3) under the Securities Act of 1933, as amended, for the resale by such investors of 300% of the number of Conversion Shares issuable to the Investors upon conversion in full shares of the Company’s common stock to be issued upon conversion of the convertible debentures.

In the event the registration statement is not filed by the scheduled filing deadline or is not declared effective by the SEC on or before the scheduled effective date, than as a partial relief for the damages to any holder, the Company will pay as a liquidated damages to the holder, at the holder’s option, either a cash amount or shares of the Company’s common stock within 3 business days, equal to 2% of the liquidated value of the convertible debentures outstanding for each 30 day period after the scheduled filing deadline or scheduled effective date. In no event shall liquidated damages exceed 20% of the aggregate purchase price for all investors, being $136,800. There are no alternative methods of settlement should the holder not waive their rights under the agreement.

The Company is not required to file a registration statement with the SEC, no earlier than 180 days after the date of closing of this agreement, or July 22, 2007. While management will apply its best efforts to have a registration statement declared effective, there can be no assurances that the Company will succeed in obtaining the required approvals. The result of not obtaining an effective registration statement could have a significant impact on the operations of the Company. However, as at January 31, 2007, it is management’s opinion that the Company will be able to have the registration statement declared effective, or alternatively management believes the holder will provide a future waiver until such time as the debenture is settled or until such time as the registration rights are declared effective by the SEC. As such, the Company has not accrued any liabilities related to the liquidated damages associated with this non-compliance for any of the periods presented.

With the adoption of EITF 00-19-2, described in note 2(c)(i), management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock” (EITF 00-19”), to be accounted for as an equity interest and not a derivative. As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, being $422,253, was allocated to additional paid-in capital. The remaining amount of $178,347 (net of $83,400 in finance fees paid to the holder) has been allocated to the debt component and is being accreted over the life of the debenture to the original face value using the effective interest rate method. As the debenture was closed late in January 2007, the Company has not recorded any accretion of the discount for the three and six months ended January 31, 2007. The accretion of the debt discount will commence February 1, 2007.

6.	DERIVATIVE FINANCIAL INSTRUMENTS:

During the year ended July 31, 2006, the Company had determined as a result of the amendment to the $30,000,000, 10% convertible debentures issued originally on June 30, 2005 (terms as amended on December 30, 2005) and 62,500,000 detachable warrants included in the agreement, no longer met the requirements of EITF Issue No. 00-19. Accordingly, the Company has accounted for the conversion feature and warrants as derivative instruments under FAS 133, and as of the amendment date, recorded as liabilities, the fair value of the conversion feature and warrants. Subsequent to December 30, 2005, such amounts were being re-measured on each balance sheet date based on the fair value of the conversion feature and the warrants with the adjustment charged to the statement of operations. The components of the derivative financial instrument liabilities are described separately below.

As at July 31, 2006, the Company valued the fair value of the conversion feature using valuation models based on the Company’s share price and other relevant assumptions and determined the fair value of this instrument to be $5,800,000. As at October 31, 2006, the Company revalued the fair value of the conversion feature using the same valuation model and determined the revalued fair value of this instrument to be $6,900,000, which is included in derivative financial instrument liability as at October 31, 2006. For the six months ended January 31, 2007, the Company recorded a loss of $1,100,000 on the revaluation of the liability for the conversion feature in the consolidated statement of operations and the amount is included in the unrealized derivative instrument loss.

As at July 31, 2006, the Company valued the fair value of the outstanding warrants at $2,243,225. The fair value of the warrants as at July 31, 2006 was estimated using the Black-Scholes option pricing model using the following assumptions: dividend yield of 0%, expected volatility of 157%, risk-free interest rate of 3.72% and an expected life of 4 years. As at October 31, 2006, the Company revalued the fair value of the outstanding warrants and determined the fair value of this instrument to be $2,173,640, which is included in derivative financial instrument liability as at October 31, 2006. For the six months ended January 31, 2007, the Company recorded a gain of $69,585 on the revaluation of liability for the warrants in the statement of operations and the amount is included in the unrealized derivative instrument loss. The fair value of the warrants, as at October 31, 2006 was estimated using the Black-Scholes option pricing model using the following assumptions: dividend yield of 0%, expected volatility of 144%, risk-free interest rate of 3.93% and an expected life of 3.67 years. As at January 31, 2007, none of the 62,500,000 detachable warrants have been exercised by the holder.

Effective November 1, 2006, as a result of early adopting FSP EITF No. 00-19-2, management has determined the warrants and embedded conversion feature met the requirements for reclassification as equity items and consequently the derivative financial instruments were reclassified to additional paid in capital and accumulated deficit as discussed in Note 2(c)(i).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2007 and 2006

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

The holders of the preferred shares are entitled to receive dividends or distributions on a pro rata basis according to their holdings of the preferred shares when and if declared by our board of directors, in the amount of 5% per year. Dividends will be paid in cash and are cumulative. As at January 31, 2007, no dividends have been declared by the Company’s board of directors. No declared and unpaid dividends will bear or accrue interest. As at January 31, 2007, the aggregate liquidation value of the preferred shares amounted to $4,133,677 (July 31, 2006 - $4,147,613).

During the six months ended January 31, 2007, holders of the preferred shares converted 467 Class A preferred shares, valued at $74,720 into 7,472,000 common shares of the Company. In conjunction with this conversion, the Company also reclassified $74,720, the pro-rata amount of the beneficial conversion feature initially recorded in additional paid-in capital to share capital. As at January 31, 2007, the balance of the preferred shares subject to mandatory redemption consisted of the initial allocation of $1 (July 31, 2006 - $1), cumulative, undeclared but accrued dividends of $352,717 (July 31, 2006 - $291,933), and accumulated accretion of $3,999,999 (July 31, 2006 - $190,194), less $219,040 converted to common shares. During the three and six months ended January 31, 2007, the Company recorded $1,964,961 and $3,665,485 (2006 - $2,466 and $2,779) of accretion on the preferred shares which was charged to additional paid-in capital. The balance of the remaining face value of the convertible preferred stock, being $3,780,960, was due and payable at maturity on December 22, 2006. On February 15, 2007, the holder of the preferred shares provided the Company with an extension to March 31, 2007 to pay the balance owed on the preferred shares.

In connection with the execution of this preferred share agreement, the Company entered into a registration rights with the investor, whereby the Company ageed to file, no later than 30 days after the date of the agreement, with the SEC a registration statement on Form S-1 or SB-2 (or if the Company's eligible, on Form S-3), under the Securities Act, for the resale by the holders of these preferred shares of 400,000,000 shares of the Company's common stock to be issued upon conversion of the preferred shares.  The Company shall cause the registration statement to remain effective until all the registrable securities have been sold.  The Company shall use its bext efforts to have the registration statement declared effective by the SEC no later than 120 days from the date of closing of this debenture.

In the event the registration statement is not filed by the scheduled filing deadline or is not declared effective by the SEC on or before the scheduled effective date, than as partial relief for the damages to any holder, the Company will pay as a liquidated damage to the holder, at the holder’soption, either a cash amount or shares of the Company’s common stock within 3 business days, equal to 2% of the liquidated value of the convertible debentures outstanding for each 30 day period after the schedule filing deadline or scheduled effective date. The are no other alternative settlement methods and the agreement contains no limit on the maximum potential amount of consideration.

The Company has not filed or made effective a registration statement as required with regards to the preferred shares. However, management has obtained a waiver from the holder of this instrument, which indicates the Company is not considered in default of these agreements pending the filing of a new registration statement and the holders waive their rights under the default provisions affected by this non-compliance, until March 31, 2007. While management will apply its best efforts to have a registration statement filed and declared effective or alternatively to extend the current waiver, there can be no assurances that the Company will succeed in obtaining the required approvals or waiver extension. The result of not obtaining an effective registration statement or extended waiver could have a significant impact on the operations of the Company. However, as at January 31, 2007, it is management’s opinion that the Company will be able to obtain future waivers from the holder of the debenture, that will waive the holder’s rights under the default provisions affected by the non-compliance of not filing or making effective a registration statement as required under the terms of this agreement until such time as the debenture is settled. As such, the Company has not accrued any liabilities related to the liquidated damages associated with this non-compliance for any of the periods presented.

8.	SHARE CAPITAL:

                  (a)  Authorized:

        Unlimited number of common shares with no par value
100,000 preferred shares, issuable in series

(b)	Common shares issued and fully paid:

	Number of
	shares	Amount

Balance at July 31, 2006	311,610,656	$ 68,049,577
Common shares issued upon conversion of preferred shares (note 7)	7,472,000	149,440
Common shares issued upon conversion of convertible debentures (note 5)	10,273,131	469,742
Common shares issued on exercise of employee stock options (note 8(d))	3,100,000	139,500

Balance at January 31, 2007	332,455,787	$ 68,808,259

(c)   Stock-based compensation:

Prior to August 1, 2006, the Company elected under FAS 123, Accounting for Stock-based Compensation, as disclosed in note 2 (c), to account for employee stock options using the intrinsic value method.

For the three and six month periods ended January 31, 2006, the Company recorded a recovery of stock-based compensation of $1,944,175 for variable awards which reduced engineering, research and development expenses by $760,122, general and administrative expenses by $1,134,077, and marketing expenses by $49,976.

As disclosed in note 2 (c), the Company has accounted for stock-based compensation in accordance with SFAS 123R. SFAS 123R requires the recognition of the fair values of the stock options granted or modified as compensation expense over the vesting period. Beginning August 1, 2006, the Company adopted the recommendations of SFAS 123R, and has applied the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense for all awards granted or modified after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, no prior periods were restated or cumulative adjustments recorded upon the adoption of this standard. Had the Company applied the new standard using the modified retrospective method, which permits restatement using amounts previously disclosed under the pro-forma provisions of SFAS 123, compensation related to stock options would have impacted the pro-forma amounts.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2007 and 2006

            8. SHARE CAPITAL (continued):

During the six month period ended January 31, 2007, 1,050,000 options were granted to employees. The weighted average fair value of these options on the date of grant was $0.03 per share. The fair value of these stock options was estimated using the Black-Scholes option pricing model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 140%, risk-free interest rate of 3.96%, and an expected life of 5 years.

During the three and six month periods ended January 31, 2007, the Company charged $176,580 and $353,160 to the statement of operations which increased engineering, research and development expenses by $82,634 and $165,268, general and administrative expenses by $38,988 and $77,976 and marketing expenses by $54,958 and $109,916 relating to options respectively.

As at January 31, 2007, for options granted in the period or in a prior year, there was $549,701 of total unrecognized compensation cost related to unvested options. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.75 years.

(d) Stock options:

The following table represents the transactions and the number of stock options which are unvested, vested, and the total outstanding during the period ended January
31, 2007:

	Unvested options		Vested options		Total
		Weighted		Weighted		Weighted
	Unvested	Average	Vested	Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price

Opening balance,
July 31, 2006	21,950,000	$ 0.10	44,073,402	$ 0.10	66,023,402	$ 0.10
Options granted	1,050,000	0.10	-	-	1,050,000	0.10
Options vested	(8,017,500)	0.10	8,017,500	0.10	-	-
Options exercised	-	-	(3,100,000)	0.03	(3,100,000)	0.03
Options forfeited	(500,000)	0.10	(196,900)	3.23	(696,900)	0.95

Ending balance,
January 31, 2007	14,482,500	$ 0.10	48,794,002	$ 0.09	63,276,502	$ 0.09

The total intrinsic value of options exercised in the period was $46,500.

During the six months ended January 31, 2007, the Company granted 1,050,000 stock options to employees of the Company under the Company’s 2005 Stock Incentive Plan. The options have an exercise price of $0.10 per share and expire five years after the date of issuance. The options vest over two years, except options granted to directors, which vest immediately.

During the six months ended January 31, 2007, 3,100,000 options were exercised for gross proceeds of $93,000. In conjunction with this exercise of options, the Company also reclassified $46,500, being the portion of the remaining stock-based compensation relating to these options which was recorded in additional paid-in capital, to share capital.

The following stock options were outstanding as at January 31, 2007:

	Options Outstanding				Options Excercisable

				Weighted
			Weighted	average		Weighted		Weighted
Range of		Aggregate	Average	remaining	Aggregate	Average		Average
Exercise	Number	Intrinsic	Exercise	contractual	Intrinsic	Exercise	Number	exercise
Prices	of shares	Value	Price	life	Value	Price	exercisable	price

$0.03 - 0.04	29,100,002	$ 275,550	$ 0.03	2.91	$ 275,550	$ 0.03	29,100,002	$ 0.03
$0.085 - 0.20	33,425,800	Nil	0.12	3.52	Nil	0.12	18,943,300	0.13
$0.52 - 1.00	136,134	Nil	0.60	0.95	Nil	0.60	136,134	0.60
$1.16 - 2.88	614,566	Nil	1.89	0.51	Nil	1.89	614,566	1.89

$0.03 - 2.88	63,276,502	$ 275,550	$ 0.09	3.21	$ 275,550	$ 0.09	48,794,002	$ 0.10

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2007 and 2006
         8. SHARE CAPITAL (continued):

(e) Warrants:

As at July 31, 2006 and January 31, 2007, warrants outstanding were exercisable for 64,858,141 (2006- 63,858,141) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $0.0298 to $2.80 per share and expire on various dates up to June 22, 2010. During the six month period ended January 31, 2007, there were no share purchase warrants granted, exercised, cancelled or forfeited.

During the year ended July 31, 2006, 1,000,000 share purchase warrants with an exercise price of $0.16 per share that vest on November 1, 2006 were issued for services received. The fair value at the date of grant was estimated at $62,760 using the Black-Scholes valuation model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 161%, risk-free interest rate of 3.72%, and an expected life of 3 years. As these warrants were unvested and granted to non-employees, the Company re-measured the fair value of the warrants as at January 31, 2007 using the Black-Scholes model. As a result, for the six month period ended January 31, 2007, the Company has recorded an expense recovery of $15,690 (2006 - $Nil) to the statement of operations. The fair value of these re-measured warrants was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 130%, risk-free interest rate of 4.63%, and an expected life of 2 years. As at January 31, 2007, there was $Nil of total unrecognized compensation cost related to unvested warrants.

9.	INTEREST AND FINANCING EXPENSES:

	Three months ended		Six months ended
	January 31,	January 31,	January 31,	January 31,
	2007	2006	2007	2006

Interest accreted on convertible debentures	$ 1,553,632	$ 187,172	$ 2,507,261	$ 1,189,456
Interest on convertible debt and other	793,089	829,806	1,549,686	1,626,762
Amortization of deferred financing fees	234,153	652,388	456,861	16,484,584
Repricing of warrants	450,000	-	450,000	-

	$ 3,030,874	$ 1,669,366	$ 4,963,808	$ 19,300,802

10.	SEGMENTED INFORMATION:

The Company operates primarily in the wireless tire monitoring industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

Revenue from external customers:

	Revenue from external customers

	ThreeMonths Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2007	2006	2007	2006

United Kingdom	$ 394,878	$ 266,344	$ 797,299	490,633
United States	510,812	489,256	934,565	762,275
Other	40,975	84,015	66,580	179,573

	$ 946,665	$ 839,615	$ 1,798,444	$ 1,432,481

As at January 31, 2007, 95% (July 31, 2006-84%) of the Company's property and equipment were in Canada, 1% (July 31, 2006 - 1%) were in the U.S. and 4% (July 31, 2006-15%) were in Europe.

Major customers, representing 10% or more of total sales, include:

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2007	2006	2007	2006

Customer A	$ 391,632	$ 366,292	$ 780,039	$ 524,466
Customer B	148,561	258,168	299,142	452,294
Customer C	79,499	101,796	139,049	165,101

	$ 619,692	$ 726,256	$ 1,218,230	$ 1,141,861

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2007 and 2006

11.	CONTINGENCIES:

On January 30, 2006, the Company was served with a demand for arbitration by Travel Technology Innovations LLC (“TTI”). The demand for arbitration stems from the Company terminating on January 1, 2006, the Sales and Distribution agreement signed with TTI on March 12, 2005, and seeks damages for potential lost profits of $5,000,000.

During November, 2006, the Company reached an agreement in principle regarding the settlement of TTI’s claims involving the payment of $63,068 by the Company to TTI. In addition, the Company will pay TTI 5% of its sales to Camping World from September 1, 2006 to January 31, 2008. The parties finalized a release and settlement agreement consistent therewith on February 12, 2007.

As at January 31, 2007, the Company paid $63,068 related to the settlement of this dispute and recorded this amount as an administrative expense for the six month period ending January 31, 2007.

Due to insufficient historical data and uncertain future sales projections, management of the Company has determined it is not possible, at this time, to make an estimate of the amount of fees payable to TTI with regards to the settlement reached regarding the payment of 5% of its sales to Camping World from September 1, 2006 to January 31, 2008. For the period from September 1, 2006 to January 31, 2007, management has recorded $4,217 as an administrative expense related to this settlement, which is based on actual sales to Camping World for the same period.

12.	RELATED PARTY TRANSACTIONS:

(a)
During the six months ended January 31, 2007, the Company paid $Nil (six months ended January 31, 2006 - $900,000 (net of $100,000 of withholding taxes)) in interest payments to Cornell Capital for interest due on the $30,000,000 convertible debentures. Cornell Capital is considered a related party from a financial perspective due to the number and size of the financial transactions that have been entered into with the Company.

(b)
During the six months ended January 31, 2007, the Company paid $40,000 (2006 - $60,000) and has recorded $20,000 as an accrued liability in consulting fees to the Company's Chairman pursuant to a consulting agreement entered into on June 30, 2005 and renewed and modified on August 9, 2006.

13.	OTHER COMPREHENSIVE LOSS:

	Three months ended		Six months ended
	January 31,	January 31,	January 31,	January 31,
	2007	2006	2007	2006

Loss for the period	$ (5,324,225)	$ (3,852,005)	$ (10,639,147)	(22,063,528)
Translation Adjustment	101,111	268,083	139,515	697,961

Other comprehensive loss for the period	$ (5,223,114)	$ (3,583,922)	$ (10,499,632)	$ (21,365,567)

14.	SUBSEQUENT EVENTS:

(a)
Subsequent to January 31, 2007, 1,729,662 shares of the Company’s common stock were issued pursuant to employee settlement agreements, 200,000 shares of our common stock were issued pursuant to a consulting agreement and 950,000 stock options were exercised for gross proceeds of $25,500. In addition, the Company issued 400,000 warrants, of which 200,000 are exercisable at $0.03 and 200,000 at $0.06.

(b)
On February 9, 2007 and March 2, 2007 respectively, the Company issued a $334,000 and a $782,000 convertible debenture under the $1.8 million securities purchase agreement as described in note 5 (e). The Company paid aggregate commitment fees of $111,600 for the convertible debentures in connection with the Securities Purchase Agreement. Terms of the debentures are substantially the same as the $684,000 debenture issued on January 23, 2007 as described in note 5 (e).

(c)
On March 5, 2007 the Company amended stock option agreements with its employees to reprice an aggregate of 8,600,000 employee stock options originally exercisable at $0.10 - $0.115 to $0.035 and 4,900,000 employee stock options originally exercisable at $0.10 to $0.07.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

               The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended January 31, 2007 and 2006 should be read in conjunction with our most recent audited annual financial statements for the financial year ended July 31, 2006, the unaudited interim financial statements included herein, and, in each case, the related notes.

We have three wholly owned subsidiaries: SmarTire Technologies Inc., SmarTire USA Inc. and SmarTire Europe Limited. SmarTire Technologies Inc. was incorporated on June 3, 1988 under the laws of the Province of British Columbia, and was the original developer of our patented technology. SmarTire USA Inc., a Delaware corporation incorporated on May 16, 1997, is our exclusive marketing agency for SmarTire in North America. SmarTire Europe Limited, a United Kingdom corporation incorporated on February 25, 1998, was our exclusive sales and distribution operation for Europe until we began shipping products directly from SmarTire Systems Inc in February 2007.

At our annual and special meeting of shareholders held December 8, 2006, our shareholders approved the continuation of our company from the Yukon Territory to the Province of British Columbia, Canada. Accordingly, we filed a continuation application with the Registrar of Companies for the Province of British Columbia on December 20, 2006 and received a Certificate of Continuation from the Registrar of Companies on December 20, 2006.

We are a ”foreign private issuer,” as such term is defined in Rule 3b-4 under the Securities Exchange Act of 1934, and a “small business issuer,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934. We voluntarily file Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K with the SEC.

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

        Our goal is to become the global leader in providing wireless sensing and control solutions for commercial, industrial and off-road industrial vehicles. We are selling our products under the brand “SmartWave” and “SmarTire.” We anticipate that the increasing penetration of the wireless technology and the ability of the Smartwave products to provide applications in addition to TPMS will provide us with multiple benefits, including the following:

•	increase the overall value of our technology and the competitiveness of our products;
•	create opportunities for revenue growth beyond tire pressure monitoring (“TPM”); and
•	increase the barrier for other companies to enter the market for TPM.

We plan to develop at least one additional application in the next year that can be integrated into our receiver module.

During January 2007, we took significant actions to reduce our costs. Since September, our overall staff level has been reduced by approximately 50%. As part of this streamlining of operations, we closed our United Kingdom facility at the end of February 2007. We do not anticipate that this closure will affect our European sales efforts. In addition, we were able to reduce our engineering and product development team as we have now completed the development of our tire pressure monitoring system which meets the requirements of our major commercial vehicle customers.

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

Our direct measurement TPMSs generally exceed the standard for tire pressure monitoring established by the National Highway Transportation Safety Administration (“NHTSA”). Although the Transportation Recall Enhancement, Accountability, and Documentation Act of 2000 (“TREAD Act”) only applies to passenger automobiles, we believe that other motor vehicles, including medium and heavy trucks, buses and recreational vehicles will be impacted by this legislation in subsequent years. We also believe that the TREAD Act is positively influencing commercial vehicle manufacturers’ adoption of tire pressure monitoring.

It is difficult to predict the magnitude of the expected sales increase or the exact timing of the increase since our products will continue to face competition from other TPMSs manufactured by our competitors, and the timing of additional legislative initiatives on tire safety, if any, in the United States and abroad remains uncertain.

RESULTS OF OPERATIONS

Three months ended January 31, 2007 and January 31, 2006

Revenue

Gross revenue for the three months ended January 31, 2007 increased to $946,665 from $839,615 for the three months ended January 31, 2006. The breakdown of the sources of our gross revenue is as follows:

•
Sales of TPMSs to OEMs for installation on new and existing buses decreased to $238,379 for the three months ended January 31, 2007 from $395,370 for the three months ended January 31, 2006. Although we anticipate sales of this product to the OEM bus market to increase as our customer base has increased, it is difficult for us to predict what the volume of sales will be as this is dependent on how quickly our new customers retrofit their fleets and integrate TPMSs into their production lines.

•
Sales of TPMSs to OEMs for new passenger cars increased to $392,425 for the three months ended January 31, 2007 from $258,368 for the three months ended January 31, 2006. The increase was primarily due to an increase in sales to Aston Martin, Ford’s flagship division. As Aston Martin now supplies our TPMSs on all three of their platforms, we do not anticipate sales of this product to the OEMs to increase unless Aston Martin increases their production of vehicles as our sales and marketing efforts are focused on the commercial or truck, bus, recreational and off-road industrial vehicle markets.

•
Sales of TPMSs to the aftermarket passenger car market decreased to $25,723 for the three months ended January 31, 2007 from $35,657 for the three months ended January 31, 2006. As our sales and marketing efforts are not focused on this market, it is difficult for us to predict what the volume of sales of this product will be.

•
Sales of TPMSs to OEMs for new recreational vehicles (“RVs”) decreased to $55,285 for the three months ended January 31, 2007 from $72,820 for the three months ended January 31, 2006. Although we anticipate sales of this product to the OEM RV market to increase, it is difficult for us to predict what the volume of sales of this product will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to the RV aftermarket increased to $136,677 for the three months ended January 31, 2007 from $59,170 for the three months ended January 31, 2006. We anticipate sales of this product to the RV market to increase. However it is difficult for us to predict what the volume of sales will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to the truck market increased to $50,761 for the three months ended January 31, 2007 from $2,700 for the three months ended January 31, 2006. The majority of these systems are currently being used for test purposes. Although interest in this product is high, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

•
Sales of TPMSs to the off-road industrial market increased to $15,455 for the three months ended January 31, 2007 from $0 for the three months ended January 31, 2006. Although interest in this product is high, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

•	Service revenue for assistance in installing TPMSs and training customers increased to $28,000 for the three months ended January 31, 2007 from $0 for the three months ended January 31, 2006.

•
Sales of aftermarket motorcycle TPMSs decreased to negative ($2,112) for the three months ended January 31, 2007 from $3,912 for the three months ended January 31, 2006. The negative sales amount was due to product returns. As discussed above, our sales and marketing efforts are not focused on this product. As such, it is difficult for us to predict what the volume of sales will be in this market.

•	Sales of miscellaneous products were $6,072 for the three months ended January 31, 2007 compared to $11,618 for the three months ended January 31, 2006.

Gross Margin

Overall gross margin increased to 31% (29% on product sales) for the three months ended January 31, 2007 from 24% for the three months ended January 31, 2006. The increase occurred as the product mix of TPMSs sold in the three months ended January 31, 2007 had higher gross margins than the product mix of TPMSs sold in the three months ended January 31, 2006.

Expenses

Expenses increased to $2,379,235 for the three months ended January 31, 2007 from $1,945,680 for the three months ended January 31, 2006. Excluding a stock-based compensation expense of $176,580 for the three months ended January 31, 2007 and a stock-based compensation recovery of $310,200 for the three months ended January 31, 2006, expenses decreased to $2,202,665 for the three months ended January 31, 2007 from $2,255,880 for the three months ended January 31, 2006. We anticipate expenses to decrease in the next quarter as we incurred costs to streamline operations of approximately $315,000 during the three months ended January 31, 2007.

Engineering, research and development expenses for the three months ended January 31, 2007 increased to $995,946 from $550,863 for the three months ended January 31, 2006. Excluding a stock-based compensation expense of $82,634 incurred during the three months ended January 31, 2007 and a stock-based compensation recovery of $118,926 for the three months ended January 31, 2006, engineering, research and development expenses increased to $913,312 from $669,789 for the three months ended January 31, 2006. The increase, excluding the stock-based compensation expense/recovery, was mainly due to costs to streamline operations of $225,000 and an increase in prototype development expenses. As a result of the streamlining of our engineering, research and development department, we anticipate a reduction of expenses during the next three months by approximately 50-60% of costs incurred during the three months ended January 31, 2007. We were able to reduce the number of our engineering and product management employees as we completed the development of our complete commercial tire pressure monitoring system including programming tools during the three months ended January 31, 2007.

               Marketing expenses for the three months ended January 31, 2007 increased to $371,930 from $365,195 for the three months ended January 31, 2006. Excluding a stock-based compensation expense of $54,958 for the three months ended January 31, 2007 and a stock-based compensation recovery of $11,494 for the three months ended January 31, 2006, marketing expenses decreased to $316,972 from $376,689 for the three months ended January 31, 2006. Marketing expenses for the three months ended January 31, 2007 also included costs to streamline operations of $15,000 .The decrease, excluding the stock-based compensation expense/recovery was mainly a result of lower wage expenses. The decrease in wage expense is primarily due to the fact that our new President and CEO was formerly our VP Sales and Marketing and his wages are now allocated to general and administration and the termination of our SmarTire Europe Managing Director at the end of October 31, 2006. We anticipate marketing expenses to decrease by approximately 5%-10% from our expenses incurred during the three months ended January 31, 2007 during the remainder of the year as although we effectively closed our office facility in the UK as of February, 2007 and incurred costs to streamline operations during the three months ended January 31, 2007, we plan to add to our sales team to support our anticipated increase in sales activity during the remainder of the year.

General and administrative expenses for the three months ended January 31, 2007 increased to $868,451 from $686,370 for the three months ended January 31, 2006. Excluding a stock-based compensation expense of $38,988 for the three months ended January 31, 2006 and a stock-based compensation recovery of $179,780 for the three months ended January 31, 2006, general and administration expenses decreased to $829,463 from $866,150 for the three months ended January 31, 2006. General and administrative expenses for the three months ended January 31, 2007 also included costs to streamline operations of $75,000. The decrease, excluding the stock-based compensation expense/recovery, was primarily attributed to a decrease in professional fees and insurance costs. The decrease was partially offset by an increase in director fees and rent expense. Rent increased substantially as we estimated the cost of terminating our UK lease. Professional fees decreased as the three months ended January 31, 2006 included the cost of legal services incurred to defend against a lawsuit from a debenture holder, the cost of restructuring both our $30 million 10% convertible debentures issued on June 23, 2005 by us to Cornell Capital Partners, LP and our $160 million equity line of credit entered into in June 2005, issued to us by Cornell Capital Partners, LP., which was replaced with a new $100 million Standby Equity Distribution Agreement on December 30, 2005 and the cost of filing a registration statement on January 11, 2005 and an amended registration statement on February 27, 2005 with the Securities and Exchange Commission to register our debentures.

Depreciation and amortization expense decreased to $142,908 for the three months ended January 31, 2007 from $343,252 for the three months ended January 31, 2006 as our other assets were fully amortized as at October 31, 2006. As such, we anticipate depreciation and amortization expenses to decrease in the future.

Interest and finance charges

Interest and finance charges increased to $3,030,874 for the three months ended January 31, 2007 from $1,669,366 for the three months ended January 31, 2006. Interest and finance charges for the three months ended January 31, 2007 includes non-cash interest of $3,006,224 compared to non-cash interest charges of $921,864 for the three months ended October 31, 2006. The majority of interest and finance charges include accrued and accreted interest on our convertible debentures and amortization of deferred charges related to our convertible debentures.

Interest Income

Interest income earned during the three months ended January 31, 2007 decreased to $5,710 from $61,656 for the three months ended January 31, 2006. The decrease was a result of lower average cash balances during the three months ended January 31, 2007.

Loss on settlement of debt

A loss on the settlement of debt of $nil was incurred for the three months ended January 31, 2007 as compared to $214,274 for the three months ended January 31, 2006. The loss on settlement of debt represents the aggregate consideration provided less the face value of the debt. The loss on settlement of debt occurred as on April 21, 2005, Bristol Investment Fund, Ltd., a holder of our discounted debentures in the amount of $91,726, commenced a lawsuit in the Supreme Court of New York against us, essentially alleging that we wrongfully refused to honor its request to convert the debt into 9,268,875 shares of our common stock. The lawsuit sought an order compelling us to pay $4,393,360 plus interest from April 25, 2005 for damages and attorneys fees.

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

Unrealized loss on derivative instruments

A derivative instrument unrealized loss of $nil was incurred for the three months ended January 31, 2007 as compared to an unrealized loss of $211,733 for the three months ended January 31, 2006. The derivative instrument income loss represents the mark to market adjustment on derivative instruments. There was no derivative instrument unrealized gain or loss for the three months ended January 31, 2007 as effective November 1, 2006, as a result of early adopting FSP EITF No. 00-19-2, management has determined that the outstanding warrants and embedded conversion feature in its convertible debentures met the requirements for classification as equity items and consequently the derivative financial instruments were reclassified to additional paid in capital and accumulated deficit as discussed in Note 2(c)(i) to the financial statements.

Foreign exchange loss

A foreign exchange loss of $216,327 was incurred for the three months ended January 31, 2007 as compared to a foreign exchange loss of $73,376 for the six months ended January 31, 2006. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

Six months ended January 31, 2007 and January 31, 2006

Revenue

Gross revenue for the six months ended January 31, 2007 increased to $1,798,444 from $1,432,481 for the six months ended January 31, 2006. The breakdown of the sources of our gross revenue is as follows:

•
Sales of TPMSs to OEMs for installation on new and existing buses decreased to $503,672 for the three months ended January 31, 2007 from $560,235 for the three months ended January 31, 2006. Although we anticipate sales of this product to the OEM bus market to increase, it is difficult for us to predict what the volume of sales will be as this will depend primarily on market acceptance. Although we anticipate sales of this product to the OEM bus market to increase as our customer base has increased, it is difficult for us to predict what the volume of sales will be as this is dependent on how quickly our new customers retrofit their fleets and integrate TPMSs into their production lines.

•
Sales of TPMSs to OEMs for new passenger cars increased to $793,570 for the six months ended January 31, 2007 from $481,689 for the six months ended January 31, 2006. The increase was primarily due to an increase in sales to Aston Martin, Ford’s flagship division. As Aston Martin now supplies our TPMSs on all three of their platforms, we do not anticipate sales of this product to the OEMs to increase unless Aston Martin increases their production of vehicles as our sales and marketing efforts are focused on the commercial or truck, bus, recreational and off-road industrial vehicle markets.

•
Sales of TPMSs to the aftermarket passenger car market decreased to $61,592 for the six months ended January 31, 2007 from $100,830 for the six months ended January 31, 2006. As our sales and marketing efforts are not focused on this market, it is difficult for us to predict what the volume of sales of this product will be.

•
Sales of TPMSs to OEMs for new recreational vehicles (“RVs”) decreased to $100,201 for the six months ended January 31, 2007 from $125,763 for the six months ended January 31, 2006. Although we anticipate sales of this product to the OEM RV market to increase, it is difficult for us to predict what the volume of sales of this product will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to the RV aftermarket increased to $203,841 for the three months ended January 31, 2007 from $97,082 for the six months ended January 31, 2006. We anticipate sales of this product to the RV market to increase. However it is difficult for us to predict what the volume of sales will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to the truck market increased to $70,601 for the six months ended January 31, 2007 compared to $12,608 for the six months ended January 31, 2006. The majority of these systems are currently being used for test purposes. Although interest in this product is high, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

•
Sales of TPMSs to the off-road industrial market increased to $15,555 for the six months ended January 31, 2007 from $0 for the six months ended January 31, 2006. Although interest in this product is high, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

•	Service revenue for assistance in installing TPMSs and training customers increased to $28,000 for the six months ended January 31, 2007 from $0 for the six months ended January 31, 2006.

•
Sales of aftermarket motorcycle TPMSs decreased to $7,039 for the six months ended January 31, 2007 from $11,269 for the six months ended January 31, 2006. As sales to this market are seasonal, we anticipate sales to increase starting in April 2006; however it is difficult for us to predict what the volume of sales will be in this market.

•	Sales of miscellaneous products were $14,373 for the six months ended January 31, 2007 compared to $43,005 for the six months ended January 31, 2006.

Gross Margin

Overall gross margin increased to 28% (27% on product sales) for the six months ended January 31, 2007 from 26% for the six months ended January 31, 2006. The increase occurred as the product mix of TPMSs sold in the three months ended January 31, 2007 had higher gross margins than the product mix of TPMSs sold in the six months ended January 31, 2006. We anticipate our gross margin to increase as evidenced by the higher gross margin for the three months ended January 31, 2007.

Expenses

Expenses increased to $4,946,618 for the six months ended January 31, 2007 from $2,540,704 for the six months ended January 31, 2006. Excluding a stock-based compensation expense of $353,160 for the six months ended January 31, 2007 and a stock-based compensation recovery of $1,944,175 for the six months ended January 31, 2006, expenses increased to $4,593,458 for the six months ended January 31, 2007 from $4,484,879 for the six months ended January 31, 2006. We anticipate expenses to decrease during the remainder of the year as we incurred costs to streamline operations of approximately $500,000 during the six months ended January 31, 2007.

Engineering, research and development expenses for the six months ended January 31, 2007 increased to $1,819,685 from $517,418 for the six months ended January 31, 2006. Excluding a stock-based compensation expense of $165,268 for the six months ended January 31, 2007 and a stock-based compensation recovery of $760,122 for the six months ended January 31, 2006, expenses increased to $1,654,417 for the six months ended January 31, 2007 from $1,277,540 for the six months ended January 31, 2006. The increase, excluding the stock-based compensation expense/recovery, was mainly due to an increase in wage expense which resulted from an increase in the number of engineering related employees and the streamlining of the department. Total costs to streamline operations approximated $225,000. .

               Marketing expenses for the six months ended January 31, 2007 increased to $1,038,459 from $781,403 for the six months ended January 31, 2006. Excluding a stock-based compensation expense of $109,916 for the six months ended January 31, 2007 and a stock-based compensation recovery of $49,976 for the six months ended January 31, 2006, marketing expenses decreased to $928,543 for the six months ended January 31, 2007 from $831,379 for the six months ended January 31, 2006. Marketing expenses for the six months ended January 31, 2007 also included costs to streamline operations of approximately $200,000. The increase, excluding the stock-based compensation expense/recovery was mainly a result of higher wage expense as a result of accrued termination costs of our SmarTire Europe Managing Director, and additional costs to streamline operations in our Canadian office. The decrease in wage expense is primarily due to the fact that our new President and CEO was formerly our VP Sales and Marketing and his wages are now allocated to general and administration and the termination of our SmarTire Europe Managing Director at the end of October 31, 2006. We anticipate marketing expenses to decrease by approximately 5%-10% from our expenses incurred during the three months ended January 31, 2007 during the remainder of the year as although we effectively closed our office facility in the UK as of February, 2007 and incurred costs to streamline operations during the three months ended January 31, 2007, we plan to add to our sales team to support our anticipated increase in sales activity during the remainder of the year.

General and administrative expenses for the six months ended January 31, 2007 decreased to $1,804,865 from $526,803 for the six months ended January 31, 2006. Excluding a stock-based compensation expense of $77,976 for the six months ended January 31, 2007 and a stock-based compensation recovery of $1,134,077 recorded in the six months ended January 31, 2006, general and administrative expenses increased to $1,726,889 for the six months ended January 31, 2007 from $1,660,880. General and administrative expenses for the six months ended January 31, 2007 also included costs to streamline operations of approximately $75,000. The increase, excluding the stock-based compensation recovery, was primarily attributed to an increase in investor relation costs, director fees, rent expense and the settlement with one of our distributors as more fully explained under “Legal Proceedings”. Rent increased substantially as we estimated the cost of terminating our UK lease. The increase was partially offset by a decrease in professional fees and a decrease in insurance costs. The decrease in professional fees occurred as legal expenses were higher during the three months ended January 31, 2006 as due to the cost of legal services incurred to defend against a lawsuit from a debenture holder, the cost of restructuring both our $30 million 10% convertible debentures issued on June 23, 2005 by us to Cornell Capital Partners, LP and our $160 million equity line of credit entered into in June 2005, issued to us by Cornell Capital Partners, LP., which was replaced with a new $100 million Standby Equity Distribution Agreement on December 30, 2005 and the cost of filing a registration statement on January 11, 2005 and an amended registration statement on February 27, 2005 with the Securities and Exchange Commission to register our debentures.

Depreciation and amortization expense decreased to $283,609 for the six months ended January 31, 2007 from $715,080 for the six months ended January 31, 2006 as our other assets have been completely amortized as at October 31, 2006. As such, we anticipate depreciation and amortization expenses to decrease in the future.

Interest and financing expense

Interest and finance charges decreased to $4,963,808 for the six months ended January 31, 2007 from $19,300,802 for the six months ended January 31, 2006. The majority of interest and finance charges include accrued and accreted interest on our convertible debentures and amortization of deferred charges related to our convertible debentures. Interest and finance charges for the six months ended January 31, 2006 included a $16 million fee paid on June 23, 2005 for the $160 million standby equity distribution agreement with Cornell Capital Partners, which was replaced by a $100 million standby equity distribution agreement on December 30, 2005, plus related professional fees and interest accretion on our convertible debentures.

Excluding charges related to our standby equity distribution agreement, non-cash interest expense for the six months ended January 31, 2007 increased to $4,920,899 from $4,129,107 during the six months ended January 31, 2006.

Interest Income

Interest income earned during the six months ended January 31, 2007 decreased to $15,292 from $135,102 for the six months ended January 31, 2006. The decrease was a result of lower average cash balances during the three months ended January 31, 2007.

Loss on settlement of debt

A loss on the settlement of debt of $nil was incurred for the six months ended January 31, 2007 as compared to a loss on the settlement of debt of $214,274 for the six months ended January 31, 2006. The loss on settlement of debt represents the aggregate consideration provided less the face value of the debt. The loss on settlement of debt occurred as on April 21, 2005, Bristol Investment Fund, Ltd., a holder of our discounted debentures in the amount of $91,726, commenced a lawsuit in the Supreme Court of New York against us, essentially alleging that we wrongfully refused to honor its request to convert the debt into 9,268,875 shares of our common stock. The lawsuit sought an order compelling us to pay $4,393,360 plus interest from April 25, 2005 for damages and attorneys fees.

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

Unrealized loss on derivative instruments

A derivative instrument loss of $1,030,415 was incurred for the six months ended January 31, 2007 as compared to compared to an unrealized loss of $211,733 for the six months ended January 31, 2006. The derivative instrument loss for the six months ended January 31, 2007 represents the mark to market adjustment on derivative instruments to October 31, 2006. There was no derivative instrument unrealized gain or loss subsequent to October 31, 2006 as effective November 1, 2006, as a result of early adopting FSP EITF No. 00-19-2, management has determined that the outstanding warrants and embedded conversion feature in its convertible debentures met the requirements for classification as equity items and consequently the derivative financial instruments were reclassified to additional paid in capital and accumulated deficit as discussed in Note 2(c)(i) to the financial statements.

Foreign exchange loss

A foreign exchange gain of $223,902 was incurred for the six months ended January 31, 2007 as compared to a foreign exchange loss of $301,063 for the six months ended January 31, 2006. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since our inception. As at January 31, 2007, we had an accumulated deficit of $115,813,713. Our net loss for the three months ended January 31, 2007 was $5,324,225 and for the six months ended January 31, 2007 was $10,639,147 compared to $3,852,005 for the three months ended January 31, 2006 and $22,063,528 for the six months ended January 31, 2006. As of January 31, 2007 our stockholders' deficiency was $12,317,918 and we had a working capital deficiency of $1,182,592.

Our cash position, including short-term investments at January 31, 2007 was $326,110 as compared to $1,988,420 at July 31, 2006. This decrease was due to the net decrease in the use of cash in our operating, financing and investing activities as described below.

Our net loss of $10,639,147 for the six months ended January 31, 2007 includes non-cash charges of $283,609 for depreciation and amortization, a stock based compensation expense of $353,160, an unrealized loss on derivative investments of $1,030,415, a $15,690 recovery for warrants issued for services rendered and $4,920,899 for interest and finance charges as disclosed above under interest and finance charges. Increases in non-cash working capital during this period amounted to $800,624. Non-cash working capital changes included increases in accounts receivable, prepaid expenses and accounts payable and accrued liabilities and a decrease in accounts payable and accrued liabilities. The net cash used in operating activities for the six months ended January 31, 2007 was $3,266,490. As disclosed below, it is uncertain whether we will be able to access our $100 million standby equity distribution agreement, and as such, we plan to enter into subsequent financings to meet our operating cash flow requirements.

During the six months ended January 31, 2007, we also purchased certain capital assets at an aggregate cost of $287,191.

During the six months ended January 31, 2007, we realized aggregate gross cash proceeds of $1,986,000 as follows:

•	Cash of $93,000 was received from the exercise of employee stock options

•
We received $1.2 million from TAIB Bank, B.S.C. and Certain Wealth, Ltd. that was closed on November 7, 2006. In accordance with the securities purchase agreement, we issued, pursuant to Rule 506 of Regulation D under the Securities Act, for an aggregate purchase price of $1.2 million, (i) a 10% convertible debenture due October 31, 2008, with a principal balance of $1.0 million, to TAIB Bank, B.S.C. and (ii) a 10% convertible debenture due October 31, 2008, with a principal balance of $0.2 million, to Certain Wealth, Ltd. (the “November 2006 10% Convertible Debentures”).

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

•
On January 23, 2007, the Company closed on a $1.8 million securities purchase agreement with Xentenial Holdings Limited “Xentenial”. Under the securities purchase agreement, Xentenial agreed to purchase up to $1,800,000 of secured convertible debentures which shall be funded on multiple closings as follows:

               i.  $684,000, on or before January 23, 2007;

ii.
$1,116,000 to be funded within 6 months from January 23, 2007 in amounts and times to be mutually agreed between the Company and Xentenial. However, neither party is under any obligation to agree to fund the remaining amount.

In accordance with the securities purchase agreement, we issued, pursuant to Rule 506 of Regulation D under the Securities Act, for an aggregate purchase price of $684,000, a 10% secured convertible debenture due January 23, 2009, with a principal balance of $684,000, to Xentenial.

Interest will accrue on the outstanding principal balance at an annual rate equal to ten percent (10%). Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. Interest hereunder shall be paid on January 23, 2009 (or sooner as provided in the convertible debentures) in cash or shares of our common stock (valued at the closing bid price on the trading day immediately prior to the date paid) at our option.

The convertible debenture is convertible, in whole or in part, into shares of our common stock at the then effective conversion price. The conversion price in effect on any conversion date shall be equal to the lesser of

(i)            $0.0573 or;
(ii)	eighty percent (80%) of the lowest volume weighted average price of our common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

The convertible debentures contain a contractual restriction on beneficial share ownership. They provide that the holders may not convert the convertible debentures, or receive shares of the Company’s common stock as payment of interest, to the extent that the conversion or the receipt of the interest payment would result in such holder, together with its respective affiliates, beneficially owning in excess of 4.99% of the Company’s then issued and outstanding shares of common stock. Such limitation may be waived by a holder upon not less than 65 days’ notice to the Company.

The Company received net proceeds of $600,600 as it paid to Yorkville Advisors, LLC, a cash commitment fee of $68,400 and a cash structuring fee of $15,000, in connection with the securities purchase agreement out of the aggregate purchase price paid for the convertible debenture.

An event of default will occur under the convertible debentures if any of the following occurs:
            • Any default (not waived by the holder) in the payment of the principal of, interest on or other charges  i n respect of the convertible debentures;

    • The Company or any of its subsidiaries become bankrupt or insolvent;

•	The Company or any of its subsidiaries default in any of its obligations under any other indebtedness in an amount exceeding $100,000;

•
The Company’s common stock ceases to be quoted for trading or listed for trading on any of the Nasdaq OTC Bulletin Board, the New York Stock Exchange,     American Stock Exchange, the NASDAQ Capital Market or the NASDAQ National Market) and is not again quoted or listed for trading on any primary market within 5 trading days of such delisting;

•	The Company or any of its subsidiary experiences a change of control;

•
The Company fails to use its best efforts to file a registration statement with the Securities and Exchange Commission on or before July 23, 2007 or such registration statement is not declared effective by the SEC on or before October 23, 2007 as the direct result of our failure to use our best efforts;

•
If the effectiveness of the registration statement lapses for any reason or the holders of the 10% convertible debentures are not permitted to resell the underlying shares of common stock, in either case, for more than five trading days or an aggregate of eight trading days;

•
The Company fails to deliver common stock certificates to a holder prior to the fifth trading day after a conversion date or we fail to provide notice to a holder of our intention not to comply with requests for conversions of the convertible debentures;

•	The Company fails to deliver the payment in cash pursuant to a “buy-in” within three days after notice is claimed delivered; or;

•
The Company fails to observe or perform any other material covenant or agreement contained in or otherwise materially breach or default under any other provision of the convertible debentures which is not cured within the applicable cure periods.

Upon an event of default, the full principal amount of the convertible debentures, together with accrued and unpaid interest will become, at the holder’s election, immediately due and payable in cash or, at the election of the holder, shares of our common stock. Furthermore, in addition to any other remedies, the holder will have the right to convert the convertible debenture at any time after an event of default or the maturity date at the then effective conversion price. If an event of default occurs, we may be unable to immediately repay the amount owed, and any repayment may leave us with little or no working capital in our business.

In the event of any issuances of shares of common stock or rights, options, warrants or securities convertible or exercisable into common stock at a price per share of common stock less than the conversion price of the convertible debentures, the conversion price of such convertible debentures will be reduced to the lower purchase price. In addition, the conversion price of the convertible debentures will be subject to adjustment in connection with any subdivision, stock split, combination of shares or recapitalization. No adjustment will be made as a result of issuances (or deemed issuances) of securities or interests upon the conversion, exchange or exercise of any right, option, warrant obligation or security outstanding immediately prior to the date of execution of the security purchase agreement and exercises of options to purchase shares of common stock issued for compensatory purposes pursuant to any of our stock option or stock purchase plans.

In connection with the execution of the securities purchase agreement, on January 23, 2007, the Company entered into a registration rights agreement with Xentenial pursuant to which it agreed to prepare and file, no later than 180 days after the date of the registration rights agreement, with the Securities and Exchange Commission a registration statement on Form S-1 or SB-2 (or, if we are then eligible, on Form S-3) under the Securities Act of 1933, as amended, for the resale by such investors of 300% of the number of Conversion Shares issuable to the Investors upon conversion in full shares of the Company’s common stock to be issued upon conversion of the convertible debentures.

In the event the registration statement is not filed by the scheduled filing deadline or is not declared effective by the SEC on or before the scheduled effective date, than as a partial relief for the damages to any holder, the Company will pay as a liquidated damages to the holder, at the holder’s option, either a cash amount or shares of the Company’s common stock within 3 business days, equal to 2% of the liquidated value of the convertible debentures outstanding for each 30 day period after the scheduled filing deadline or scheduled effective date. In no event shall liquidated damages exceed 20% of the aggregate purchase price for all investors.

The Company is  required to file a registration statement with the SEC, within 180 days after the date of closing of this agreement, or July 22, 2007. While management will apply its best efforts to have a registration statement declared effective, there can be no assurances that the Company will succeed in obtaining the required approvals. The result of not obtaining an effective registration statement could have a significant impact on the operations of the Company. However, as at January 31, 2006, it is the opinion of management that it is not possible to determine the outcome of these events, and as such the Company has not accrued any liabilities related to these contingent obligations should the Company not be able to have the registration statement declared effective in a timely basis.

FUTURE OPERATIONS

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue for the next nine to twelve months.

At March 2, 2007, we had cash of approximately $550,000. As our management projects that we will require up to $1.55-8.35 million to fund our debt repayment, ongoing operating expenses and working capital requirements through February 28, 2008, as detailed below, we may require up to $9.55 million in financing through the next twelve months in order to continue in business as a going concern.

	Estimated Range
Marketing	$ 1,440,000	$ 1,600,000
Engineering, research and development	1,540,000	1,800,000
General and administrative	1,860,000	2,100,000
Capital Purchases	100,000	1,000,000
Debt repayment (1)	-	6,500,000
General Working Capital (2)	(2,840,000)	(4,100,000)

TOTAL	$ 2,100,000	$ 8,900,000

(1) Principal payments on all of our outstanding debt and interest payable, excluding $500,000 of interest payable in cash under our June 2005 10% convertible debentures and our May 2005 5% convertible debentures are convertible into shares of our common stock.

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

We plan to raise any additional capital required to meet the balance of our estimated funding requirements through July 31, 2007, primarily through the issuance of either convertible debt or equity and if possible, the draw down of our $100.0 million standby equity distribution agreement entered into on June 23, 2005 with Cornell Capital Partners. Draw downs on this standby equity distribution agreement are not permitted until we file a registration statement that covers the shares of our common stock underlying the standby equity distribution agreement and the SEC declares the effectiveness of such registration statement. In addition, we plan to factor our receivables to enable us to reduce our working capital requirements.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financial statements.

Going Concern

We have incurred recurring operating losses and have a deficit of $115,813,713 and a working capital deficiency of $1,182,592 as at January 31, 2007. During the six months ended January 31, 2007, we used cash of $3,550,212 in operating and investing activities. During the six months ended January 31, 2007, we realized net cash proceeds of $1,763,600 from financing activities.

Our ability to continue as a going concern is in substantial doubt and is dependent on achieving profitable operations and obtaining the necessary financing in order to achieve profitable operations. The outcome of these matters cannot be predicted at this time. Our future operations are dependent on the market’s acceptance of our products in order to ultimately generate future profitable operations and our ability to secure sufficient financing to fund future operations. There can be no assurance that our products will be able to secure market acceptance. Our Management plans to obtain additional financing to enable the Company to achieve profitable operations. Although our Management entered into a $1.8 million securities purchase agreement and issued a $684,000 convertible debenture on January 23, 2007, a $334,000 convertible debenture on February 9, 2007 and a $782,000 convertible debenture on March 1, 2007, we still require additional financing. In addition, despite, our $100 million Standby Equity Distribution Agreement with Cornell Capital Partners, it is uncertain when we will be permitted to draw down on the Standby Equity Distribution Agreement as drawdowns are subject to an effective registration statement covering the underlying shares. As a result, we are seeking additional financing by April 30, 2007 to fund our operations. Although our management is currently working on securing this additional financing, there can be no assurance that sufficient financing will be secured by us. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report (being January 31, 2007). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the quarter covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. There has not been any change in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our quarter ended January 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 30, 2006, Travel Technology Innovations LLC ("TTI") provided us with a demand for arbitration. TTI alleged that we breached the sales and distribution agreement with them dated March 14, 2005 by seeking to prematurely terminate the agreement in violation of its terms, thereby damaging TTI through lost profits. On March 21, 2006, TTI amended their claim from $1 million to an amount greater than $1 million but not more than $5 million. We reached a final agreement on February 6, 2007 regarding the settlement of TTI’s claims involving the payment by us to TTI of the sum of $63,068. In addition, we agreed to pay TTI 5% of our sales to Camping World from September 1, 2006 to January 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following changes in our securities occurred during the three months ended January 31, 2007:

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

By conversion notice dated December 13, 2006, Cornell Capital Partners elected to convert 249 Class A preferred shares into shares of our common stock. In response we issued 3,984,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated January 11, 2007, Lucca Minna elected to convert her $50,000 5% convertible debenture into shares of our common stock. In response we issued 1,923,077 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated January 11, 2007, Mary Ellen Viola elected to convert her $100,000 5% convertible debenture into shares of our common stock. In response we issued 3,846,154 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated January 11, 2007, David Luther elected to convert his $10,000 5% convertible debenture into shares of our common stock. In response we issued 384,615 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated January 11, 2007, William and Mary Ballay elected to convert their $25,000 5% convertible debenture into shares of our common stock. In response we issued 961,538 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated January 16, 2007, Cornell Capital Partners elected to convert 14 Class A preferred shares into shares of our common stock. In response we issued 224,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

On January 23, 2007, we closed on a $1.8 million securities purchase agreement with Xentenial Holdings Limited “Xentenial”. In accordance with the securities purchase agreement, we issued, pursuant to Rule 506 of Regulation D under the Securities Act, for an aggregate purchase price of $684,000 a 10% convertible debenture due on or before January 23, 2007 We have paid Yorkville Advisors, LLC, a related party of Xentenial, a cash fee of $68,400 and a cash structuring fee of $15,000, in connection with the securities purchase agreement out of the aggregate purchase price paid for these 10% convertible debentures.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

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

Of the 248,412,891 shares represented at the meeting, 0 shares were held by shareholders attending in person, and 248,412,891 shares were held by shareholders attending by proxy. The number of shares cast by way of proxy for, against and withheld, as well as the number of abstentions and broker non-votes as to each of these matters are as follows:

						BROKER
	PROPOSAL	SHARES FOR	SHARES AGAINST	WITHHELD	NOT VOTED	NON-VOTES

1	Appointment of BDO Dunwoody as auditor of the Company	244,787,815		3,625,076
2	To authorize the Directors to fix the remuneration to be paid to the auditor of the Company	244,925,152	3,487,739
3	To determine the number of Directors at four	237,185,258	11,227,633
4	Election of Directors
	a. To elect ROBERT RUDMAN as a Director	234,642,089		13,770,802
	b. To elect MARTIN GANNON as a Director	242,694,490		5,718,401
	c. To elect JOHNNY CHRISTIANSEN as a Director	239,553,879		8,859,012
	d. To elect WILLIAM CRONIN as a Director	242,527,505		5,885,386
5	To adopt an ordinary resolution to approve the 2006 US Stock Incentive Plan for eligible employees, directors, officers and consultants of the Company	35,078,605	1,950,354		193,831,032
6	To adopt a special resolution to approve the continuance of our company to British Columbia	48,584,121	6,068,738		193,760,032

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Waiver Letter (Event of default) from Cornell Capital, Starome Investments Limited, Xentennial
Investments Limited and Staraim Investments Limited to SmarTire Systems Inc. dated December 15, 2006 (1)

10.2	Waiver Letter (Anti-dilution) from Cornell Capital, Starome Investments Limited, Xentennial Investments
Limited and Staraim Investments Limited to SmarTire Systems Inc. dated December 15, 2006 (1)

10.3	Securities Purchase Agreement dated January 23, 2007 by and between SmarTire Systems Inc.
and Xentenial Holdings Limited. (2)

10.4	Investor Registration Rights Agreement dated January 23, 2007 by and between SmarTire Systems Inc.
and Xentenial Holdings Limited. (2)

10.5	Security Agreement dated January 23, 2007 by and between SmarTire Systems Inc.
and Xentenial Holdings Limited. (2)

10.6	Convertible Debenture January 23, 2007 issued by SmarTire Systems Inc. to Xentenial Holdings Limited.(2)

10.7	Consent letter from Cornell Capital, Starome Investments Limited, Xentennial Investments Limited,
Staraim Investments Limited, TAIB Bank, B.S.C.and Certain Wealth Ltd. to SmarTire Systems Inc. dated
January 19, 2007 (6)

10.8	Consulting Agreement between SKS Consulting of South Florida Corp. and us (3)

10.9	Certificate of Continuation (4)

10.10	Articles of Incorporation (4)

10.11	Amendment to Securities Purchase Agreement dated February 9, 2007 by and between SmarTire Systems Inc.
and Xentenial Holdings Limited (5)

10.12	Convertible Debenture January 9, 2007 issued by SmarTire Systems Inc. to Xentenial Holdings Limited.(5)

10.13	Waiver Letter (Event of default) from TAIB Bank, B.S.C and Certain Wealth Ltd. to SmarTire Systems Inc.
dated February 13, 2007 (6)

10.14	Waiver Letter (Event of default) from Cornell Capital Partners, LP dated February 15, 2007 (6)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002** +

32.2	Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002** +

**	Filed herewith

+
The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by SmarTire Systems Inc. for purposes of Section 18 of the Exchange Act.

(1)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities Exchange Commission on January 10, 2007.

(2)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on January 26, 2007.

(3)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on January 29, 2007.

(4)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on February 5, 2007.

(5)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on February 15, 2007.

(6)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities Exchange Commission on February 20, 2007.

                                                           SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTIRE SYSTEMS INC.

/s/ Dave Warkentin
---------------------
Dave Warkentin
President and Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date: March 16, 2007

/s/ Jeff Finkelstein
---------------------
Jeff Finkelstein
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer and Principal Accounting Officer)

Date: March 16, 2007