Form 10QSB
period 2007-06-14
SMARTIRE SYSTEMS INC
filed 2007-06-14
CIK 1057293

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended April 30, 2007.

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

The number of shares outstanding of our common stock at May 31, 2007 was 379,811,202.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

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

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited and SmarTire Technologies Inc. ("we," "us," "our," and "SmarTire") as of April 30, 2007 and for the three and nine months ended April 30, 2007 and April 30, 2006 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the three and nine months ended April 30, 2007 includes all adjustments necessary in order to ensure that the financial statements are not misleading.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

	April 30, 2007	July 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,148,006	$1,988,420
Receivables, net of allowance for doubtful accounts
of $18,548 (July 31, 2006 - $19,497)	571,872	609,250
Inventory	1,777,685	2,212,579
Prepaid expenses	201,261	196,668

	3,698,824	5,006,917

Property and equipment	848,648	780,039
Deferred financing costs (note 3)	1,195,034	1,692,094
Other assets	-	75,275

	$5,742,506	$7,554,325

Liabilities and Capital Deficit

Current liabilities:
Accounts payable and accrued liabilities (note 4)	$2,212,053	$2,257,049
Current portion of convertible debentures (note 5)	1,430,000	1,615,000

	3,642,053	3,872,049

Convertible debentures, net of amounts to be accreted of $25,071,373	8,954,985	21,432,576
(July 31, 2006 - $8,567,424) (note 5)

Accrued interest on convertible debentures	4,089,545	1,750,000
Derivative financial instrument (note 6)	-	8,043,225

Preferred shares, subject to mandatory redemption net of amounts
to be accreted of $nil (July 31, 2006 - $3,665,485) (note 7)	4,050,477	482,128

Capital Deficit
Share capital (note 8)
Common shares, without par value:
Unlimited shares authorized
349,568,135 shares issued and outstanding
(July 31, 2006 - 311,610,656)	69,221,819	68,049,577
Additional paid-in capital	34,672,633	6,929,818
Accumulated deficit	(119,834,781)	(103,967,579)
Accumulated other comprehensive income (note 13)	945,775	962,531

	(14,994,554)	(28,025,653)

	$5,742,506	$7,554,325

Going concern (note 2(a))
Subsequent events (note 14)
See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2007 and 2006
(Unaudited)
	Three Months Ended		Nine Months Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006

Revenue (note 10)	$933,113	$1,195,136	$2,731,557	$2,627,617

Cost of goods sold	708,368	1,529,164	1,996,508	2,591,699

	224,745	(334,028)	735,049	35,918

Expenses:
Depreciation and amortization	66,140	287,923	349,749	1,003,003
Engineering, research and development	457,372	677,496	2,277,057	1,194,914
General and administrative	615,081	877,826	2,419,946	1,404,629
Marketing	270,895	451,351	1,309,354	1,232,754

	1,409,488	2,294,596	6,356,106	4,835,300

Loss from operations	(1,184,743)	(2,628,624)	(5,621,057)	(4,799,382)

Other income (expenses):
Interest income	5,964	50,284	21,256	185,386
Interest and financing expense (note 9)	(3,113,992)	(2,502,181)	(8,077,800)	(21,802,983)
Loss on settlement of debt	-	-	-	(214,274)
Unrealized loss (gain) on derivative instruments (note 6)	-	756,886	(1,030,415)	545,153
Foreign exchange gain (loss)	271,703	63,423	47,801	(237,640)

	(2,836,325)	(1,631,588)	(9,039,158)	(21,524,358)

Loss for the period	(4,021,068)	(4,260,212)	(14,660,215)	(26,323,740)

Accrued dividends and accretion on preferred shares (note 7)	(33,760)	-	(3,760,029)	-

Loss available to common stockholders	$(4,054,828)	$(4,260,212)	$(18,420,244)	$(26,323,740)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.06)	$(0.09)

Weighted average number of common shares used in
the computation of basic and diluted loss per share	336,955,840	292,924,505	324,910,403	287,971,066

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Capital Deficit
(Expressed in Unted States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2007 (unaudited) and year ended July 31, 2006

					Accumulated
			Additional		other
			paid-in	Accumulated	comprehensive
	Shares	Amount	capital	Deficit	loss	Capital Deficit

Balance as at July 31, 2006	311,610,656	$68,049,577	$6,929,818	$(103,967,579)	$962,531	$(28,025,653)

Exercise of stock options for cash (note 8(d))	4,050,000	182,250	(60,750)	-	-	121,500
Conversion of preferred shares into common shares (note 7)	19,168,000	383,360	(191,680)	-	-	191,680
Conversion of convertible debentures into common shares (note 5)	10,273,131	469,742	(161,100)	-	-	308,642
Stock-based compensation and warrant repricing (note 5 and note 8)	-	-	1,041,133	-	-	1,041,133
Intrinsic value of beneficial conversion feature (note 5)	-	-	2,084,574	-	-	2,084,574
Change in accounting policy (note 2(c)(i))	-	-	28,494,782	(1,206,987)	-	27,287,795
Accrued dividends and accretion on preferred shares (note 7)	-	-	(3,760,029)	-	-	(3,760,029)
Incremental beneficial conversion feature adjustment (note 5)	-	-	295,885	-	-	295,885
Shares issued for services and settlement of debt (notes 8(f) and (g))	4,466,348	136,890	-	-	-	136,890
Loss for the period	-	-	-	(14,660,215)	-	(14,660,215)
Translation adjustment	-	-	-	-	(16,756)	(16,756)

Balance as at April 30, 2007 (unaudited)	349,568,135	$69,221,819	$34,672,633	$(119,834,781)	$945,775	$(14,994,554)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2007 and 2006
(Unaudited)

	2007	2006

Cash provided (used for):
Operating activities:
Loss for the period	$(14,660,215)	$(26,323,740)
Items not affecting cash:
Depreciation and amortization	349,749	1,003,003
Unrealized loss on derivative instruments	1,030,415	(545,153)
Non-cash interest and finance charges	8,009,002	20,798,430
Stock-based compensation expense (recovery)	568,012	(2,545,375)
Inventory write-down	-	700,000
Reprice of stock options	22,658	-
Issuance of common shares and warrants for services received	10,113	-
Issuance of common shares as partial consideration of debt	127,240	-
Loss on settlement of debt	-	214,274
Change in non-cash working capital:
Receivables	37,378	(162,745)
Inventory	434,894	254,854
Prepaid expenses	(4,593)	(87,703)
Accounts payable and accrued liabilities	(44,996)	232,459

Net cash used in operating activities	(4,120,343)	(6,461,696)

Investing activities:
Purchase of property and equipment	(333,378)	(188,522)

Net cash used in investing activities	(333,378)	(188,522)

Financing activities:
Cash received on exercise of stock options	121,500	25,800
Cash received on exercise of warrants	-	110,000
Proceeds from convertible debentures (note 5)	4,150,000	-
Financing costs	(657,187)	-
Settlement of convertible debenture	-	(228,000)

Net cash provided by (used in) financing activities	3,614,313	(92,200)

Effect of exchange rate difference on cash and cash equivalents	(1,006)	653,531

Net decrease in cash and cash equivalents	(840,414)	(6,088,887)

Cash and cash equivalents, beginning of period	1,988,420	10,059,763

Cash and cash equivalents, end of period	$1,148,006	$3,970,876

Supplementary information:
Interest and finance charges paid	$5,229	$1,047,775
Taxes paid	$-	$122,000
Non-cash investing and financing activities:
Conversion of preferred shares to common shares	$191,680	$29,280
Conversion of convertible debentures to common shares	$308,642	$447,871
Issuance of common shares and warrants for services received	$10,113	$-
Issuance of common shares as partial consideration to settle debt	$127,240	$-

See accompanying notes to consolidated financial statements.

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

1.	NATURE OF OPERATIONS:

The Company and its subsidiaries develop and market products incorporating wireless data transmission and processing technologies, primarily for the automotive and transportation industries.  The Company’s primary product is a wireless tire monitoring system which it currently markets for use on trucks, recreational vehicles, buses, passenger vehicles, and other pneumatic tire applications.  All sales of its product are made in this industry segment.

2.	SIGNIFICANT ACCOUNTING POLICIES:

(a)	Principles of Consolidation and Ability to Continue as a Going Concern

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited, and SmarTire Technologies Inc.  All inter-company balances and transactions have been eliminated.

The Company has incurred recurring operating losses and has an accumulated deficit of $119,834,781 and working capital of $56,771 as at April 30, 2007. During the nine months ended April 30, 2007, the Company used cash of $4,453,721 in operating and investing activities.  During the nine months ended April 30, 2007, the Company realized net cash proceeds of $3,614,313 from financing activities.

The ability of the Company to continue as a going concern is in substantial doubt and is dependent on achieving profitable operations and obtaining the necessary financing in order to achieve profitable operations. The outcome of these matters cannot be predicted at this time. The Company’s future operations are dependent on the market’s acceptance of its products in order to ultimately generate future profitable operations and the Company’s ability to secure sufficient financing to fund future operations. There can be no assurance that the Company’s products will be able to secure market acceptance. Management of the Company plans to obtain additional financing to enable the Company to achieve profitable operations. Although the Company has raised gross proceeds of $4.15 million during the nine months ended April 30, 2007, the Company still requires additional financing. In addition, despite the Company’s $100 million Standby Equity Distribution Agreement with Cornell Capital Partners, it is uncertain when the Company will be permitted to draw down on the Standby Equity Distribution Agreement as drawdowns are subject to an effective registration statement covering the underlying shares. There can be no assurance that sufficient financing will be secured by the Company. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES (continued):

(c)	Change in Accounting Policy

       (i)    In December 2006, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position Emerging Issues Task Force (“EITF”) Issue No. 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements.  FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”.  The guidance in FSP No. EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to include scope exceptions for registration payment arrangements. FSP No. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any.  This pronouncement is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this FSP.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted.  Retrospective application of the guidance in this FSP to financial statements for earlier interim or annual periods presented is not permitted.

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

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES (continued):

Immediately prior to the adoption of this FSP, the carrying value of this 10% convertible debenture was $22,386,205 and the fair value of the embedded conversion feature and warrants was recorded as $9,073,640. Management has determined that had the instrument been accounted for under EITF 00-19 and EITF 00-27, the carrying value on the date of adoption of this FSP would have been $4,172,050. As the result of adoption of the staff position, management has determined that the modification of the conversion price on December 30, 2005 (note 5(c)) would have resulted in an incremental beneficial conversion feature of $20,929,716 in accordance with EITF 00-27 against the carrying value of the debenture at the date of modification and charged to additional paid in capital. The discount would be amortized to interest over the life of the debenture. Consequently, on November 1, 2006, the Company decreased the carrying value of the debt by $18,214,155 and reclassified the $9,073,640 fair value of the embedded conversion feature and warrants from derivative financial instrument liabilities to equity, resulting in a credit to accumulated deficit of $1,206,987 and a charge to additional paid in capital of $28,494,782.

(ii)    Beginning August 1, 2006, the Company adopted the recommendations of the Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-based Compensation” (“SFAS 123(R)”), and has applied the recommendations of this standard using the modified prospective method.  SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option model.  The value of the portion of the award ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statement of operations.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and applied the disclosure provisions of Statement No. 123 “Accounting for Stock-based Compensation”, as amended.

For years ending prior to August 1, 2006, if the exercise price of an employee stock option award is not fixed in the functional currency of the Company or in the currency the employee is paid, the award is accounted for as a variable award until the award is exercised, forfeited, or expires unexercised.  The Company measures compensation as the amount by which the quoted market value of the common shares of the Company’s stock covered by the grant exceeds the option price, with change in the market price included in the measurement of loss.

If the Company had continued to account for stock-based compensation in accordance with APB Opinion No. 25, loss from operations and loss for the three and nine month periods ended April 30, 2007 would have been $180,395 and $353,160 lower respectively, than the amounts the Company recognized in accordance with Statement 123R. There would have been no change in basic and diluted loss per share for the three months and nine months ended April 30, 2007 if the Company had continued to account for stock-based compensation under Opinion No. 25.

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES (continued):

The following table presents the effect on reported net loss and loss per share if the Company had accounted for the Company’s stock options under the fair value method of accounting for the three and nine months ended April 30, 2006:

	Three months	Nine months
	ended	ended
	April 30,	April 30,
	2006	2006

Net loss, as reported	$ (4,260,212)	$ (26,323,740)
Stock-based compensation recovery recognized using intrinsic value method (variable award)	(601,200)	(2,545,375)
Stock-based compensation expense determined under fair value based method for all awards	203,676	421,531

Pro forma	$ (4,657,736)	$ (28,447,584)

Basic and diluted loss per share:
As reported	(0.01)	(0.09)
Pro forma	(0.02)	(0.10)

The Company recognized compensation expense on a straight-line basis over the vesting period beginning on the date the stock option is granted.  For the three and nine month periods ended April 30, 2006, the weighted average fair value of these options on the date of grant was $0.07 per share.  The fair value of each option and warrant granted was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

April 30, 2006

Expected dividend yield	0%
Expected stock price volatility	140-145%
Risk-free interest rate	3.5-4.08%
Expected life of options and warrants	5 years

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

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES (continued):

Plan" generally vest immediately. The options currently outstanding under the "2000 and 2002 Stock Incentive Plan" have vested as at July 31, 2006. The exercise price of each option is generally based on the fair value of the common stock at the date of grant. These options have a five year term.

As at April 30, 2007, 12,512,500 options were unvested, 17,373,400 options were available to be issued under the Company’s US Stock Option plans and 11,525,547 were available to be issued under the non-US Stock Options plans.

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

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 provides guidance on evaluation of a misstatement and determining its materiality using the iron curtain (balance sheet analysis) and rollover (income statement analysis) approaches, as well as correcting errors under the approaches and transition guidance.  SAB 108 is effective for fiscal years ending on or after November 15, 2006.  There was no effect to the Company’s consolidated financial statements resulting from the adoption of SAB 108.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140.”  Among other things, the SFAS No. 155 permits the election of fair value measurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, “Accounting for Derivative Instruments and Hedging Activities”.  These hybrid financial instruments would include both assets and liabilities.  SFAS No. 155 is effective for fiscal years beginning after September 15, 2006.   The Company is currently evaluating the impact of the provisions of FAS 155.

In February 2007, The FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No.  115", ("FAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is expected to expand the use of fair value measurement.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the Company's first quarter of 2009.  The Company is currently evaluating the impact that FAS 159 will have on its consolidated financial statements.

3.	DEFERRED FINANCING COSTS:

As at April 30, 2007, the Company had deferred $1,195,034 (July 31, 2006 - $1,692,094) of financing costs relating to its convertible debentures.  During the three and nine months ended April 30, 2007, $243,185 and $700,046 (2006 - $181,069 and $16,665,653) was amortized and charged to interest expense.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

	April 30,	July 31,
	2007	2006

Accounts payable	$676,099	$928,726
Accrued liabilities	601,639	739,752
Director fees payable	288,108	-
Interest payable on convertible debentures	646,207	588,571

	$2,212,053	$2,257,049

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

5.	CONVERTIBLE DEBENTURES:

The Company has issued a number of convertible debt instruments. The following table denotes the face value of each of these convertible debentures and provides a summary of the balance of convertible debentures outstanding as at April 30, 2007.

	Note 5 (a)	Note 5 (b)	Note 5 (c)	Note 5 (d)	Note 5 (e)	Note 5 (f)
	5%	5%	10%	10%	10%	10%	Total
Original face value of convertible debenture	$ 195,000	$ 1,500,000	$ 30,000,000	$ 1,200,000	$ 1,800,000	$ 1,150,000	$ 35,845,000

Debt component, as at July 31, 2006:	195,000	1,420,000	21,432,576	-	-	-	23,047,576
Issued	-	-	-	1,200,000	1,800,000	1,150,000	4,150,000
Finance fees paid to debenture holder/related company of debenture holder	-	-	-	(130,000)	(195,000)	(135,000)	(460,000)
Intrinsic value of beneficial conversion feature of convertible debentures	-	-	-	(663,871)	(886,302)	(534,401)	(2,084,574)
Interest accretion	-	-	4,341,075	126,339	83,251		4,550,665
Change in accounting policy (Note 2 (c) (i))	-	-	(18,214,155)	-	-	-	(18,214,155)
Incremental beneficial conversion feature adjustment	-	-	(295,885)	-	-	-	(295,885)
Conversion of debt to common shares	(185,000)	-	(123,642)	-	-	-	(308,642)

Debt component, as at April 30, 2007	10,000	1,420,000	7,139,969	532,468	801,949	480,599	10,384,985
Less current portion, as at April 30, 2007	(10,000)	(1,420,000)	-	-	-	-	(1,430,000)

Long term portion of debt component, as at April 30, 2007	$ -	$ -	$ 7,139,969	$ 532,468	$ 801,949	$ 480,599	$ 8,954,985

Remaining face value of convertible debenture as at April 30, 2007	$ 10,000	$ 1,420,000	$ 29,876,358	$ 1,200,000	$ 1,800,000	$ 1,150,000	$ 35,456,358

(a)	$195,000 – 5% convertible debentures issued on December 15, 2004

On December 15, 2004, the Company closed a $195,000 private placement bearing interest at 5% per annum and maturing on December 15, 2006.

As at July 31, 2006 and April 30, 2007, the Company was in default on the loan as a result of not filing an effective registration statement for this convertible debenture.  As a result of the default, which occurred during the year ended July 31, 2005, the Company accreted the original assigned debt component to its full face value as at July 31, 2005.  Consequently, the Company did not record any accretion expense on this debenture for the three month and nine month periods ended April 30, 2007 and 2006.

During the nine months ended April 30, 2007, $185,000 of principal was converted into common shares resulting in the issuance of 7,115,384 common shares.

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

5.	CONVERTIBLE DEBENTURES (continued):

(b) $1,500,000 – 5% convertible debenture issued on May 20, 2005

On May 20, 2005, the Company entered into a Securities Purchase Agreement to issue a $1,500,000 5% debenture convertible at the option of the holder at a fixed price of $0.028 per share that matured on September 1, 2006. Principal was to be due and payable in 12 equal installments of $125,000 commencing on October 1, 2005 and subsequent installments were to be due and payable on the first day of each calendar month thereafter until the outstanding principal balance was paid in full.  Interest on the outstanding principal balance is due and payable monthly, in arrears, commencing on August 1, 2005 and will continue to be payable on the first day of each calendar month thereafter that any amounts under the convertible debenture remain payable.

During the year ended July 31, 2006, the loan became in default as a result of the Company not obtaining an extension from the holder, relating to the deferral of all principal and interest.  As a result of the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2006.  Consequently, the Company did not record any accretion expense on this debenture for the three and nine months period ended April 30, 2007.  During the three and nine months ended April 30, 2006, the Company recorded $500,205 and $519,342 of interest expense relating to interest accretion and charged it to the statement of operations.

As at April 30, 2007, the Company was in arrears on payments of principal and interest under its 5% convertible debenture issued on May 20, 2005 in the amount of $1,420,000 and $135,727 in principal and interest respectively.

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

In the event the registration statement is not filed by the scheduled filing deadline or is not declared effective by the SEC on or before the scheduled effective date, than as partial relief for the damages to any holder, the Company will pay as a liquidated damage to the holder, at the holder’s option, either a cash amount or shares of the Company’s common stock within 3 business days, equal to 2% of the liquidated value of the convertible debentures outstanding for each 30 day period after the scheduled filing deadline or scheduled effective date.  There are no other alternative settlement methods and the agreement contains no limit on the maximum potential amount of consideration.

The Company has not filed or made effective a registration statement as required with regards to this debenture instrument.  However, management has obtained a waiver from the holder of this instrument, which indicates the Company is not considered in default of these agreements pending the filing of a new registration statement and the holders waive their rights under the default provisions affected by this non-compliance, until July 31, 2007.  While management will apply its best efforts to have a registration statement filed and declared effective or alternatively to extend the current waiver, there can be no assurances that the Company will succeed in obtaining the required approvals or waiver extension.  The result of not obtaining an effective registration statement or extended waiver could have a significant impact on the operations of the Company.  However, as at April 30, 2007, it is management’s opinion that the Company will be able to obtain future waivers from the holder of the debenture, that will waive the holder’s rights under the default provisions affected by the non-compliance of not filing or making effective a registration statement as required under the terms of this agreement until such time as the debenture is settled.  As such, the Company has not accrued any liabilities related to the liquidated damages associated with this non-compliance for any of the periods presented.

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

5.	CONVERTIBLE DEBENTURES (continued):

(c) $30,000,000 – 10% convertible debenture issued on June 30, 2005

On June 30, 2005 (as amended on December 30, 2005), the Company closed a private placement of unsecured convertible debentures in the aggregate principal amount of $30 million.  The Company also issued 62.5 million warrants exercisable at $0.16 per share with an expiry period of five years.  The convertible debentures bear interest at 10% per annum and will mature on June 23, 2008.

Under the terms of the debenture (as amended on December 30, 2005), the principal was convertible into shares of common stock at the option of the holder at the lesser of $0.1125 and a 4.5% discount to market.  Market is based on the lowest closing bid price of the common stock for the 5 trading days immediately preceding the date the conversion notice is provided.  Interest is convertible into shares of the Company’s common stock and is calculated as 95.5% of the 5 day average of the closing bid price of the common stock for the 5 trading days immediately preceding the date the interest conversion is made.  All accrued but unpaid interest is due on June 23, 2008. As at April 30, 2007, the Company has accrued $4,497,596 (July 31, 2006 - $2,250,000) in interest based on the terms of the amended convertible debenture of which $500,000 (July 31, 2006 -$500,000) is included in accounts payable and accrued liabilities and the remainder of $3,997,596 (July 31, 2006 - $1,750,000) is included in accrued interest on convertible debentures.  The amount included in accounts payable and accrued liabilities related to cash interest payable prior to the amendment of the convertible debentures on December 30, 2005.

As a result of the closing on November 7, 2006, of the $1.2 million in 10% convertible debentures due in October 2008, each of the holders of the remaining $30 million 10% convertible debenture agreed, in the form of a waiver, that the Company’s consummation of the November 2006 financing did not constitute an event of default under the term of the $30 million convertible debenture agreement. In addition as a result of the issuance of the November 2006 10% Convertible Debentures and the anti-dilution provisions, the conversion price for the outstanding principal for these convertible debentures was reduced to the lesser of (i) $0.0573 and, (ii) 80% of the lowest volume weighted average price of the Company’s common stock during the thirty trading days preceding the conversion date as quoted by Bloomberg, LP.   In addition, the warrants were repriced to $0.0298 per share, as discussed below.

As a result of the reset provision described above, the Company has recorded an incremental beneficial conversion feature of $295,885 against the carrying value of the debentures at the time the reset occurred on November 7, 2006.  The additional discount will be amortized to interest over the life of the debentures.

On November 7, 2006, the Company repriced the 62.5 million warrants originally issued in connection with this convertible debenture from $0.16 per share to $0.0298 per share.  Other than the exercise price, all other terms of the repriced warrants, such as contractual life, remained the same.  The Company has accounted for the repricing as a modification under SFAS No. 123R and recorded the net incremental fair value of $450,000 as interest and financing expense for the nine months ended April 30, 2007.

On November 20, 2006, a holder of the 10% convertible debentures converted $123,642 into 3,157,747 common shares of the Company.

During the three and nine months ended April 30, 2007, the Company recorded $1,890,622 and $4,341,075 (2006 - $833,108 and 2,137,801) respectively of interest expense relating to interest accretion and charged it to the statement of operations.

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

5.	CONVERTIBLE DEBENTURES (continued):

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

The Company has not filed or made effective a registration statement as required with regards to these debenture instruments.  However, management has obtained waivers from the holders of these debenture instruments, which indicates the Company is not considered in default of these agreements pending the filing of a new registration statement and the holders waive their rights under the default provisions affected by this non-compliance, until July 31, 2007.  While management will apply its best efforts to have a registration statement filed and declared effective or alternatively to extend the current waiver, there can be no assurances that the Company will succeed in obtaining the required approvals or waiver extension.  The result of not obtaining an effective registration statement or extended waiver could have a significant impact on the operations of the Company.  However, as at April 30, 2007, it is management's opinion that the Company will be able to obtain future waivers from the holders of the debentures, that will waive the holder's rights under the default provision affected by the non-complicance of not filing or making effective a registration statement as required under the terms of the agreement, until such time as the debenture is settled.  As such, the Company has not accrued any liabilities related to the liquidated damages associated with this non-compliance for any periods presented.

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

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

5.	CONVERTIBLE DEBENTURES (continued):

i)	$0.0573 or

ii)	80% of the lowest volume weighted average price of the Company’s common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

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

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

5.	CONVERTIBLE DEBENTURES (continued):

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

The Company filed a registration statement on January 10, 2007 and amended registration statements on February 20, 2007, April 24, 2007 and May 29, 2007 to register the shares underlying the debentures. As the registration statement was not filed on or before November 30, 2006 or declared effective on or before January 29, 2007, resulting in the Company being in non-compliance with certain obligations under the registration rights agreement. The Company received a waiver of rights under the applicable default provisions affected by this non-compliance, provided the registration statement is declared effective no later than June 15, 2007.   While management will apply its best efforts to have the registration statement declared effective, there can be no assurances that the Company will succeed in obtaining the required approvals.  The result of not obtaining an effective registration statement could have a significant impact on the operations of the Company.  However, as at April 30, 2007, it is management’s opinion that the Company will be able to have the registration statement declared effective, or alternatively management believes the holder will provide a future waiver until such time as the debenture is settled or until such time as the registration rights are declared effective by the SEC.  As such, the Company has not accrued any liabilities related to the liquidated damages associated with this non-compliance for any of the periods presented.

With the adoption of EITF 00-19-2, described in note 2(c)(i), management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock” (EITF 00-19”), to be accounted for as an equity interest and not a derivative.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, being $663,871, was allocated to additional paid-in capital.  The remaining amount of $406,129 (net of $130,000 in finance fees paid to the holder) has been allocated to the debt component and is being accreted over the life of the debenture to the original face value using the effective interest rate method.  During the three and nine months ended April 30, 2007, interest accretion of $69,531 and $126,339 (2006-$Nil and $Nil) was charged to the statement of operations as interest expense.

(e)       On January 23, 2007, the Company closed on a $1.8 million securities purchase agreement with Xentenial Holdings Limited “Xentenial”. The securities purchase agreement was amended on February 9, 2007 whereby Xentenial agreed to purchase up to $1,800,000 of secured convertible debentures which were funded on multiple closings as follows:

i.	$684,000, on January 23, 2007;

ii.	$334,000, on February 9, 2007; and

iii.	$782,000 on March 2, 2007.

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

5.	CONVERTIBLE DEBENTURES (continued):

On January 23, 2007, the Company received net proceeds of $600,600 as the Company paid to Yorkville Advisors, LLC, a cash commitment fee of $68,400 and a cash structuring fee of $15,000, in connection with the original securities purchase agreement from out of the aggregate purchase price paid for the convertible debenture.

On February 9, 2007, the Company received net proceeds of $300,600 as the Company paid to Yorkville Advisors, LLC, a cash commitment fee of $33,400, in connection with the amended securities purchase agreement from out of the aggregate purchase price paid for the convertible debenture.

On March 2, 2007, the Company received net proceeds of $703,800 as the Company paid to Yorkville Advisors, LLC, a cash commitment fee of $78,200, in connection with the amended securities purchase agreement from out of the aggregate purchase price paid for the convertible debenture.

In accordance with the securities purchase agreement and amended security purchase agreement, the Company issued, pursuant to Rule 506 of Regulation D under the Securities Act, for an aggregate purchase price of $1,800,000, a 10% secured convertible debenture due January 23, 2009, with a principal balance of $684,000, to Xentenial, a 10% secured convertible debenture due January 23, 2009, with a principal balance of $334,000, to Xentenial and a 10% secured convertible debenture due January 23, 2009, with a principal balance of $782,000, to Xentenial.

Interest will accrue on the outstanding principal balances at an annual rate equal to ten percent (10%). Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. Interest hereunder shall be paid on January 23, 2009 (or sooner as provided in the convertible debentures) in cash or shares of our common stock (valued at the closing bid price on the trading day immediately prior to the date paid) at our option.

The convertible debentures are convertible, in whole or in part, into shares of our common stock at the then effective conversion price. The conversion price in effect on any conversion date shall be equal to the lesser of:

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

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

5.	CONVERTIBLE DEBENTURES (continued):

An event of default will occur under the convertible debentures if any of the following occurs:

•	Any default (not waived by the holder) in the payment of the principal of, interest on or other charges in respect of the convertible debentures.

•	The Company or any of its subsidiaries become bankrupt or insolvent;

•	The Company or any of its subsidiaries default in any of its obligations under any other indebtedness in an amount exceeding $100,000;

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

Upon an event of default, the full principal amount of the convertible debentures, together with accrued and unpaid interest will become, at the holder’s election, immediately due and payable in cash or, at the election of the holder, shares of the Company's common stock. Furthermore, in addition to any other remedies, the holder will have the right to convert the convertible debenture at any time after an event of default or the maturity date at the then effective conversion price. If an event of default occurs, the Company may be unable to immediately repay the amount owed, and any repayment may leave the Company with little or no working capital in its business. In the event of any issuances of shares of common stock or rights, options, warrants or securities convertible or exercisable into common stock at a price per share of common stock less than the conversion price of the convertible debentures, the conversion price of such convertible debentures will be reduced to the lower purchase price. In addition, the conversion price of the convertible debentures will be subject to adjustment in connection with any subdivision, stock split, combination of shares or recapitalization. No adjustment will be made as a result of issuances (or deemed issuances) of securities or interests upon the conversion, exchange or exercise of any right, option, warrant obligation or security outstanding immediately prior to the date of execution of the security purchase agreement and exercises of options to purchase shares of common stock issued for compensatory purposes pursuant to any of our stock option or stock purchase plans.

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

5.	CONVERTIBLE DEBENTURES (continued):

In connection with the execution of the securities purchase agreement, on January 23, 2007, the Company entered into a registration rights agreement with Xentenial pursuant to which it agreed to prepare and file, 30 days after demand from Xentenial but in no event sooner than (a) 180 days after date of the registration rights agreement and (b) 30 days after any registration statement on file with the Securities and Exchange Commission have gone effective, with the Securities and Exchange Commission a registration statement on Form S-1 or SB-2 (or, if the Company is then eligible, on Form S-3) under the Securities Act of 1933, as amended, for the resale by such investors of 300% of the number of Conversion Shares issuable to the Investors upon conversion in full shares of the Company’s common stock to be issued upon conversion of the convertible debentures.  The Company shall cause the registration statement to remain effective until all of the registrable securities has been sold.  The Company shall use its best efforts to have the registration statement declared effective by the SEC no later than 90 days from the date filed.

In the event the registration statement is not filed by the scheduled filing deadline or is not declared effective by the SEC on or before the scheduled effective date, than as a partial relief for the damages to any holder, the Company will pay as a liquidated damages to the holder, at the holder’s option, either a cash amount or shares of the Company’s common stock within 3 business days, equal to 2% of the liquidated value of the convertible debentures outstanding for each 30 day period after the scheduled filing deadline or scheduled effective date.  In no event shall liquidated damages exceed 20% of the aggregate purchase price for all investors, being $360,000. There are no alternative methods of settlement should the holder not waive their rights under the agreement.

If the Company is required to file a registration statement with the SEC, management will apply its best efforts to have a registration statement declared effective.  However, there can be no assurances that the Company will succeed in obtaining the required approvals.  The result of not obtaining an effective registration statement could have a significant impact on the operations of the Company.  As the Company is not yet required to file a registration statement, the Company has not accrued any liabilities related to the liquidated damages associated with this debenture agreement.

With the adoption of EITF 00-19-2, described in note 2(c)(i), management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock” (EITF 00-19”), to be accounted for as an equity interest and not a derivative.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, being $886,302 was allocated to additional paid-in capital.  The remaining amount of $718,698 (net of $195,000 in finance fees paid to the holder) has been allocated to the debt component and is being accreted over the life of the debenture to the original face value using the effective interest rate method.  The Company has recorded accretion of $83,251 for the three and nine months ended April 30, 2007 (2006-$Nil and $Nil).

(f)     On April 27, 2007, the Company closed on a $1.5 million securities purchase agreement with Xentenial Holdings Limited “Xentenial”. Under the securities purchase agreement, Xentenial agreed to purchase up to $1,500,000 of secured convertible debentures which shall be funded on multiple closings as follows:

i.          $1,150,000 on or before April 30, 2007;

ii.         $350,000 to be funded by October 1, 2007 in amounts and times to be mutually agreed between us and Xentenial. However, neither party is under any obligation to agree to fund the remaining amount.

In accordance with the securities purchase agreement, the Company issued, pursuant to Rule 506 of Regulation D under the Securities Act, for an aggregate purchase price of $1,150,000, a 10% secured convertible debenture due April 27, 2010, with a principal balance of $1,150,000 to Xentenial.

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

5.    CONVERTIBLE DEBENTURES (continued):

Interest will accrue on the outstanding principal balances at an annual rate equal to ten percent (10%). Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. Interest hereunder shall be paid on April 24, 2010 (or sooner as provided in the convertible debentures) in cash or shares of our common stock (valued at the closing bid price on the trading day immediately prior to the date paid) at our option. The convertible debentures are convertible, in whole or in part, into shares of our common stock at the then effective conversion price. The conversion price in effect on any conversion date shall be equal to the lesser of:

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

An event of default will occur under this convertible debenture if any of the events of defaults as disclosed under note 5(e) occurs. In addition, the consequences of an event of default are identical to the consequences as discloses under note 5(e).

The Company received net proceeds of $1,015,000 as the Company paid to Yorkville Advisors, LLC, a cash commitment fee of $115,000 and a cash structuring fee of $20,000, in connection with the securities purchase agreement out of the aggregate purchase price paid for the convertible debenture.

In connection with the execution of the securities purchase agreement, on April 27, 2007, the Company entered into amendment No. 1 to the registration rights agreement entered into with Xentenial on January 23, 2007 pursuant to which the Company agreed to prepare and file, 30 days after demand from Xentenial but in no event sooner than (a) 180 days after date of the registration rights agreement and (b) 30 days after any registration statement on file with the Securities and Exchange Commission have gone effective, with the Securities and Exchange Commission a registration statement on Form S-1 or SB-2 (or, if the Company is then eligible, on Form S-3) under the Securities Act of 1933, as amended, for the resale by such investors of 300% of the number of Conversion Shares issuable to the Investors upon conversion in full shares of the Company’s common stock to be issued upon conversion of the convertible debentures.  The Company shall cause the registration statement to remain effective until all of the registrable securities have been sold.  The Company shall use its best efforts to have the registration statement declared effective by the SEC no later than 90 days from the date filed.

In the event the registration statement is not filed by the scheduled filing deadline or is not declared effective by the SEC on or before the scheduled effective date, than as a partial relief for the damages to any holder, the Company will pay as a liquidated damages to the holder, at the holder’s option, either a cash amount or shares of the Company’s common stock within 3 business days, equal to 2% of the liquidated value of the convertible debentures outstanding for each 30 day period after the scheduled filing deadline or scheduled effective date.  In no event shall liquidated damages exceed 20% of the aggregate purchase price for all investors, being $230,000.

There are no alternative methods of settlement should the holder not waive their rights under the agreement. With the adoption of EITF 00-19-2, described in note 2(c)(i), management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock” (EITF 00-19”), to be accounted for as an equity interest and not a derivative.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, being $534,401 was allocated to additional paid-in capital.  The remaining amount of $480,599 (net of $135,000 in finance fees paid to the holder) has been allocated to the debt component and is being accreted over the life of the debenture to the original face value using the effective interest rate method.  The Company has not recorded any accretion of the discount for the three and nine months ended April 30, 2007 as the debenture was entered into on April 27, 2007.  The accretion of the debt discount will commence May 1, 2007.

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

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

As at July 31, 2006, the Company valued the fair value of the conversion feature using valuation models based on the Company’s share price and other relevant assumptions and determined the fair value of this instrument to be $5,800,000.  As at October 31, 2006, the Company revalued the fair value of the conversion feature using the same valuation model and determined the revalued fair value of this instrument to be $6,900,000, which is included in derivative financial instrument liability as at October 31, 2006. For the nine months ended April 30, 2007, the Company recorded a loss of $1,100,000 on the revaluation of the liability for the conversion feature in the consolidated statement of operations and the amount is included in the unrealized derivative instrument loss.

As at July 31, 2006, the Company valued the fair value of the outstanding warrants at $2,243,225.  The fair value of the warrants as at July 31, 2006 was estimated using the Black-Scholes option pricing model using the following assumptions: dividend yield of 0%, expected volatility of 157%, risk-free interest rate of 3.72% and an expected life of 4 years.  As at October 31, 2006, the Company revalued the fair value of the outstanding warrants and determined the fair value of this instrument to be $2,173,640, which is included in derivative financial instrument liability as at April 30, 2007. For the nine months ended April 30, 2007, the Company recorded a gain of $69,585 on the revaluation of liability for the warrants in the statement of operations and the amount is included in the unrealized derivative instrument loss.  The fair value of the warrants, as at October 31, 2006 was estimated using the Black-Scholes option pricing model using the following assumptions: dividend yield of 0%, expected volatility of 144%, risk-free interest rate of 3.93% and an expected life of 3.67 years.  As at April 30, 2007, none of the 62,500,000 detachable warrants have been exercised by the holder.

Effective November 1, 2007, as a result of early adopting FSP EITF No. 00-19-2, management has determined the warrants and embedded conversion feature met the requirements for reclassification as equity items and consequently the derivative financial instruments were reclassified to additional paid in capital and accumulated deficit as discussed in Note 2(c)(i).

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

The holders of the preferred shares are entitled to receive dividends or distributions on a pro rata basis according to their holdings of the preferred shares when and if declared by our board of directors, in the amount of 5% per year.  Dividends will be paid in cash and are cumulative.  As at April 30, 2007, no dividends have been declared by the Company’s board of directors.  No declared and unpaid dividends will bear or accrue interest.

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

        7.     PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION (continued):

As at April 30, 2007, the aggregate liquidation value of the preferred shares amounted to $4,050,477 (July 31, 2006 –$4,147,613).

During the nine months ended April 30, 2007, holders of the preferred shares converted 1,198 Class A preferred shares, valued at $191,680 into 19,168,000 common shares of the Company. In conjunction with this conversion, the Company also reclassified $191,680, the pro-rata amount of the beneficial conversion feature initially recorded in additional paid-in capital to share capital. As at April 30, 2007, the balance of the preferred shares subject to mandatory redemption consisted of the initial allocation of $1 (July 31, 2006 - $1), cumulative, undeclared but accrued dividends of $386,477 (July 31, 2006 - $291,933), and accumulated accretion of $3,999,999 (July 31, 2006 - $190,194), less $336,000 converted to common shares. During the three and nine months ended April 30, 2007, the Company recorded $nil and $3,665,485 (2006 - $21,930 and $24,709) of accretion on the preferred shares which was charged to additional paid-in capital. The balance of the remaining face value of the convertible preferred stock, being $3,664,000, was due and payable at maturity on December 22, 2006. On May 24, 2007, the holder of the preferred shares provided the Company with an extension to July 31, 2007 to pay the balance owed on the preferred shares.

In connection with the execution of this preferred share agreement, the Company entered into a registration rights agreement with the investor, whereby the Company ageed to file, no later than 30 days after the date of the agreement, with the SEC a registration statement on Form S-1 or SB-2 (or if the Company's eligible, on Form S-3), under the Securities Act, for the resale by the holders of these preferred shares of 400,000,000 shares of the Company's common stock to be issued upon conversion of the preferred shares. The Company shall cause the registration statement to remain effective until all the registrable securities have been sold. The Company shall use its bext efforts to have the registration statement declared effective by the SEC no later than 120 days from the date of closing of this debenture.

In the event the registration statement is not filed by the scheduled filing deadline or is not declared effective by the SEC on or before the scheduled effective date, than as partial relief for the damages to any holder, the Company will pay as a liquidated damage to the holder, at the holder’s option, either a cash amount or shares of the Company’s common stock within 3 business days, equal to 2% of the liquidated value of the convertible debentures outstanding for each 30 day period after the schedule filing deadline or scheduled effective date. There are no other alternative settlement methods and the agreement contains no limit on the maximum potential amount of consideration.

The Company has not filed or made effective a registration statement as required with regards to the preferred shares.  However, management has obtained a waiver from the holder of this instrument, which indicates the Company is not considered in default of these agreements pending the filing of a new registration statement and the holders waive their rights under the default provisions affected by this non-compliance, until July 31, 2007.  While management will apply its best efforts to have a registration statement filed and declared effective or alternatively to extend the current waiver, there can be no assurances that the Company will succeed in obtaining the required approvals or waiver extension.  The result of not obtaining an effective registration statement or extended waiver could have a significant impact on the operations of the Company.  However, as at April 30, 2007, it is management’s opinion that the Company will be able to obtain future waivers from the holder of the preferred shares, that will waive the holder’s rights under the default provisions affected by the non-compliance of not filing or making or making effective a registration statement as required under the terms of this agreement until such time such preferred shares are settled. As such the Company has not accrued any liabilities related to these liquidated damages associated with this non-compliance for any of the periods presented.

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

8.	SHARE CAPITAL:

(a)	Authorized:

Unlimited number of common shares with no par value
100,000 preferred shares, issuable in series

(b)	Common shares issued and fully paid:

	Number of
	shares	Amount

Balance at July 31, 2006	311,610,656	$ 68,049,577
Common shares issued upon conversion of preferred shares (note 7)	19,168,000	383,360
Common shares issued upon conversion of convertible debentures (note 7)	10,273,131	469,742
Common shares issued on exercise of employee stock options (note 8(d))	4,050,000	182,250
Common shares issued on settlement of employee agreements (note 8(f))	4,166,348	127,240
Common shares issued pursuant to a consulting agreement (note 8(g))	300,000	9,650

Balance at April 30, 2007	349,568,135	$ 69,221,819

(c) Stock-based compensation:

Prior to August 1, 2006, the Company elected under FAS 123, Accounting for Stock-based Compensation, as disclosed in note 2 (c), to account for employee stock options using the intrinsic value method.

For the three and nine month periods ended April 30, 2006, the Company recorded a recovery of stock-based compensation of $601,200 and $2,545,375 for variable awards which reduced engineering, research and development expenses by $230,492 and $990,613, general and administrative expenses by $348,432 and $1,482,509 and marketing expenses by $22,276 and $72,253.

As disclosed in note 2(c), the Company has accounted for stock-based compensation in accordance with SFAS 123R.  SFAS 123R requires the recognition of the fair values of the stock options granted as compensation expense over the vesting period. Beginning August 1, 2006, the Company adopted the recommendations of SFAS 123R, and has applied the recommendations of this standard using the modified prospective method.  Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, no prior periods were restated or cumulative adjustments recorded upon the adoption of this standard.  Had the Company applied the new standard using the modified retrospective method, which permits restatement using amounts previously disclosed under the pro-forma provisions of SFAS 123, compensation related to stock options would have impacted the pro-forma amounts.

During the nine-month period ended April 30, 2007, 2,100,000 options were granted to employees.  The weighted average fair value of these options on the date of grant was $0.03 per share.  The fair value of these stock options was estimated using the Black-Scholes option pricing model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 140%-144%, risk-free interest rate of 3.87%-4.08%, and an expected life of 5 years.  These options expire between August 2011 and March 2012 and generally vest 50% after one year from the date of issuance and 50% two years after the date of issuance.

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

8.	SHARE CAPITAL (continued):

During the three and nine month periods ended April 30, 2007, the Company charged $214,852 and $568,012 to the statement of operations which increased engineering, research and development expenses by $111,018 and $276,286, general and administrative expenses by $45,983 and $123,959 and marketing expenses by $57,851 and $167,767 relating to options respectively.

As at April 30, 2007, for options granted in the period or in a prior year, there was $365,224 of total unrecognized compensation cost related to unvested options.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.50 years.

(d)        Stock options:

The following table represents the transactions and the number of stock options which are unvested, vested, and the total outstanding during the period ended April 30, 2007:

	Unvested options		Vested options		Total
		Weighted		Weighted		Weighted
	Unvested	Average	Vested	Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price

Opening balance,
July 31, 2006	21,950,000	$ 0.10	44,073,402	$ 0.10	66,023,402	$ 0.10
Options granted	2,100,000	0.05	-	-	2,100,000	0.05
Options vested	(9,812,500)	(0.10)	9,812,500	0.10	-	-
Options exercised	-	-	(4,050,000)	(0.03)	(4,050,000)	(0.03)
Options forfeited	(2,125,000)	(0.10)	(3,140,400)	(0.28)	(5,265,400)	(0.22)

Ending balance,
April 30, 2007	12,112,500	$ 0.05	46,695,502	$ 0.09	58,808,002	$ 0.08

The total intrinsic value of options exercised in the nine months ended April 30, 2007 was $121,500.

During the nine months ended April 30, 2007, the Company granted 2,100,000 stock options to employees of the Company under the Company’s 2005 Stock Incentive Plan.  The options have exercise prices that range from $0.035 to $0.10 per share and expire five years after the date of issuance. The options vest over two years, except options granted to directors, which vest immediately. The weighted average fair value of the options on the date of grant was $0.03 per share.

On March 5, 2007 the Company amended stock option agreements with its employees to reprice an aggregate of 8,600,000 options originally exercisable at $0.10 -$0.115 to $0.035 and 4,900,000 options originally exercisable at $0.10 to $0.07. The fair value of the repriced options based on the black-scholes model was $22,658 and was charged as an expense to operations.  The weighted average assumptions used were the same as those noted below.

During the nine months ended April 30, 2007, 4,050,000 options were exercised for gross proceeds of $121,500.  In conjunction with this exercise of options, the Company also reclassified $60,750, being the portion of the remaining stock-based compensation relating to these options which was recorded in additional paid-in capital, to share capital.  The following weighted average assumptions were used:

Expected dividend yield	0%
Expected stock price volatility	140-144%
Risk-free interest rate	3.87-4.08%
Expected life of options	5 years

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

8.	SHARE CAPITAL (continued):

The following stock options were outstanding as at April 30, 2007:

	Options Outstanding				Options Excercisable

				Weighted
			Weighted	average			Weighted
Range of		Aggregate	Average	remaining	Aggregate		Average
Exercise	Number	Intrinsic	Exercise	contractual	Intrinsic	Number	exercise
Prices	of options	Value	Price	life	Value	exercisable	price

$0.03 - 0.07	41,300,002	Nil	$ 0.04	3.06	Nil	32,687,502	$ 0.03
$0.10 - 0.20	16,814,800	Nil	0.13	2.93	Nil	13,314,800	0.14
$0.52 - 1.00	136,134	Nil	0.60	0.71	Nil	136,134	0.60
$1.16 - 2.88	557,066	Nil	1.91	0.26	Nil	557,066	1.91

$0.03 - 2.88	58,808,002	Nil	$ 0.08	2.99	Nil	46,695,502	$ 0.09

(e)       Warrants:

As at April 30, 2007 and July 31, 2006, warrants outstanding were exercisable for 65,458,141 and 64,858,141 common shares of the Company.  The warrants entitle the holders to purchase common shares of the Company at prices ranging from $0.0298 to $0.74 per share and expire on various dates up to April 30, 2012.  During the nine month period ended April 30, 2007, 600,000 share purchase warrants were granted and there were no share purchase warrants exercised, cancelled or forfeited.

During the nine months ended April 30, 2007, 600,000 share purchase warrants were issued for services rendered, of which 400,000 are exercisable at $0.03 per warrant and 200,000 at $0.06 per warant. The warrants vested immediately. The fair value at the date of grant was estimated at $16,153 using the Black-Scholes valuation model using the following weighted average assumptions: dividend yield of 0%, expected volatility ranging from 142.7%-144.5%, risk-free interest rate ranging from of 3.95%-4.1%, and an expected life of 5 years.

During the year ended July 31, 2006, 1,000,000 share purchase warrants with an exercise price of $0.16 per share that vest on November 1, 2006 were issued for services received.  The fair value at the date of grant was estimated at $62,760 using the Black-Scholes valuation model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 161%, risk-free interest rate of 3.72%, and an expected life of 3 years.  As these warrants were unvested and granted to non-employees, the Company re-measured the fair value of the warrants as at April 30, 2007 using the Black-Scholes model.  As a result, for the nine month period ended April 30, 2007, the Company has recorded an expense recovery of $15,690 (2006 - $Nil) to the statement of operations.  The fair value of these re-measured warrants was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 130%, risk-free interest rate of 4.63%, and an expected life of 2 years.  As at April 30, 2007, there was $Nil of total unrecognized compensation cost related to unvested warrants.

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

8.	SHARE CAPITAL (continued):

(f)	Settlement of liabilities:

During the three and nine months ended April 30, 2007, the Company issued 4,166,348 shares of its common stock as consideration for $127,240 in severance owed to its former employees.  The shares issued were valued using their qouted market value on the date the agreements were entered into.

(g)	Consulting agreement:

During the three and nine months ended April 30, 2007, the Company issued 300,000 shares of its common stock  and 600,000 warrants (notes 8(e)) as partial consideration under a consulting agreement. The fair value of the common stock and the warrants in the amount of $9,650 was charged to administration expense.

9.	INTEREST AND FINANCING EXPENSES:

	Three months ended		Nine months ended
	April 30,	April 30,	April 30,	April 30,
	2007	2006	2007	2006

Interest accreted on convertible debentures	$ 2,043,404	$ 1,333,313	$ 4,550,665	$ 2,657,143
Interest on convertible debt and other	827,403	987,799	2,377,089	2,480,187
Amortization of deferred financing fees	243,185	181,069	700,046	16,665,653
Repricing of warrants (note5(c))	-	-	450,000	-

	$ 3,113,992	$ 2,502,181	$ 8,077,800	$ 21,802,983

10.	SEGMENTED INFORMATION:

The Company operates primarily in the wireless tire monitoring industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

Revenue from external customers:

	Revenue from external customers

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2007	2006	2007	2006

United States	$ 454,353	$ 745,592	$ 1,388,918	$ 1,497,291
United Kingdom	439,070	360,336	1,236,368	850,969
Other	39,690	89,208	106,271	279,257

	$ 933,113	$ 1,195,136	$ 2,731,557	$ 2,627,517

As at April 30, 2007, 78% (July 31, 2006-84%) of the Company's property and equipment were in Canada, 19% (July 31, 2006 - 1%) were in the U.S. and 3% (July 31, 2006-15%) were in Europe.

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

10.	SEGMENTED INFORMATION (continued):

Major customers, representing 10% or more of total sales, include:

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2007	2006	2007	2006

Customer A	$ 403,397	$ 348,361	$ 1,183,436	$ 800,655
Customer B	143,432	67,756	442,574	592,222
Customer C	59,602	99,968	198,651	265,069
Customer D	71,641	365,209	158,313	367,380

	$ 678,072	$ 881,294	$ 1,982,974	$ 2,025,326

11.	CONTINGENCIES:

On January 30, 2006, the Company was served with a demand for arbitration by Travel Technology Innovations LLC (“TTI”). The demand for arbitration stemmed from the Company terminating on January 1, 2006, the Sales and Distribution agreement signed with TTI on March 12, 2005, and seeked damages for potential lost profits of $5,000,000.

During November, 2006, the Company reached an agreement in principle regarding the settlement of TTI’s claims involving the payment of $63,068 by the Company to TTI.  In addition, the Company will pay TTI 5% of its sales to Camping World from September 1, 2006 to January  31, 2008.  The parties finalized a release and settlement agreement consistent therewith on February 12, 2007.

As at April 30, 2007, the Company paid $63,068 related to the settlement of this dispute and recorded this amount as an administrative expense for the nine month period ending April 30, 2007.

Due to insufficient historical data and uncertain future sales projections, management of the Company has determined it is not possible, at this time, to make an estimate of the amount of fees payable to TTI with regards to the settlement reached regarding the payment of 5% of its sales to Camping World from September 1, 2006 to January 31, 2008.  For the period from September 1, 2006 to April 30, 2007, management has recorded $6,690 as a charge to cost of sales related to this settlement, which is based on 5% of actual sales to Camping World for the same period.

12.	RELATED PARTY TRANSACTIONS:

(a)
During the nine months ended April 30, 2007, the Company paid $Nil (nine months ended April 30, 2006-$900,000 (net of $100,000 of withholding taxes)) in interest payments to Cornell Capital for interest due on the $30,000,000 convertible debentures. Cornell Capital is considered a related party from a financial perspective due to the number and size of the financial transactions that have been entered into with the Company.

(b)
During the nine months ended April 30, 2007, the Company paid $80,000 (2006 - $180,000) in consulting fees to the Company's former Chairman pursuant to a consulting agreement entered into on June 30, 2005, renewed and modified on August 9, 2006. On May 7, 2007, the consulting agreement was terminated effective February 28, 2007.

 SMARTIRE SYSTEMS INC.
 Notes to Consolidated Financial Statements
 (Expressed in United States dollars)
 (Unaudited)
 (Prepared in accordance with U.S. generally accepted accounting principles)
 Three and nine months ended April 30, 2007 and 2006

12.	RELATED PARTY TRANSACTIONS (continued):

(c)
During the nine months ended April 30, 2007, the Company paid $8,500 (2006 - $nil) net of withholding taxes of $1,275 in consulting fees and issued 600,000 warrants and 300,000 common shares of the Company’s common stock to a Company related to a director of the Company pursuant to a consulting agreement entered into on January 23, 2007.

13.	OTHER COMPREHENSIVE LOSS:

	Three months ended		Nine months ended
	April 30,	April 30,	April 30,	April 30,
	2007	2006	2007	2006

Loss for the period	$ (4,021,068)	$ (4,260,212)	$ (14,660,215)	(26,323,740)
Translation Adjustment	(156,271)	30,342	(16,756)	728,303

Other comprehensive loss for the period	$ (4,77,339)	$ (4,229,870)	$ (14,676.971)	$ (25,595,437)

14.	SUBSEQUENT EVENTS:

Subsequent to April 30, 2007, 21,440,000 shares of the Comapany's common stock were issued pursuant to the conversion of 1,340 preferred shares valued at $214,400, 2,983,466 shares of the Company’s common stock were issued pursuant to employee settlement agreements, 5,719,601 shares of the Company’s common stock were issued as consideration for $112,733 owed to former directors of the Company and 200,000 shares of the Company’s common stock were issued pursuant to a consulting agreement.  In addition, the Company issued 100,000 warrants, exercisable at $0.03.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended April 30, 2007 and 2006 should be read in conjunction with our most recent audited annual financial statements for the financial year ended July 31, 2006, the unaudited interim financial statements included herein, and, in each case, the related notes.

We have three wholly owned subsidiaries: SmarTire Technologies Inc., SmarTire USA Inc. and SmarTire Europe Limited. SmarTire Technologies Inc. was incorporated on June 3, 1988 under the laws of the Province of British Columbia, and was the original developer of our patented technology. SmarTire USA Inc., a Delaware corporation incorporated on May 16, 1997, is our exclusive marketing agency for SmarTire in North America. SmarTire Europe Limited, a United Kingdom corporation incorporated on February 25, 1998, was our exclusive sales and distribution operation for Europe until we began shipping products directly from SmarTire Systems Inc. in February 2007.

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

            We plan to develop at least one additional application that can be integrated into our receiver module.

During January 2007, we took significant actions to reduce our costs. Since September, our overall staff level has been reduced by approximately 45%. As part of this streamlining of operations, we closed our United Kingdom facility at the end of February 2007. We do not anticipate that this closure will affect our European sales efforts. In addition, we were able to reduce our engineering and product development team as we have now completed the development of our tire pressure monitoring system which meets the requirements of our major commercial vehicle customers.

Government Regulations

Our products are subject to regulation by the government agencies responsible for radio frequencies in each country that our TPMSs will be sold. For example, in the United States approval must be received from the Federal Communications Commission for each product. Some countries require additional governmental approvals in certain circumstances. For example, in the United Kingdom, all electronic equipment to be installed in emergency and police vehicles must be approved by the Vehicle Installation Development Group, a governmental body. Also, as a practical matter, certain nongovernmental approvals may be necessary for market acceptance of our products in certain countries. For example, the approval of TUV (an independent testing company) is considered necessary to market our TPMSs in Germany.

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

RESULTS OF OPERATIONS

Three months ended April 30, 2007 and April 30, 2006

Revenue

Gross revenue for the three months ended April 30, 2007 decreased to $933,113 from $1,195,136 for the three months ended April 30, 2006. The breakdown of the sources of our gross revenue is as follows:

•
Sales of TPMSs to OEMs for installation on new and existing buses increased to $273,990 for the three months ended April 30, 2007 from $170,261 for the three months ended April 30, 2006. Although we anticipate sales of this product to the OEM bus market to increase significantly as our customer base has increased, it is difficult for us to predict what the volume of sales will be as this is dependent on how quickly our new customers retrofit their fleets and integrate TPMSs into their production lines.

•
Sales of TPMSs to OEMs for new passenger cars increased to $409,958 for the three months ended April 30, 2007 from $349,620 for the three months ended April 30, 2006. The increase was primarily due to an increase in sales to Aston Martin, Ford’s flagship division. As Aston Martin now supplies our TPMSs on all three of their platforms, we do not anticipate sales of this product to the OEMs to increase unless Aston Martin increases their production of vehicles as our sales and marketing efforts are focused on the commercial or truck, bus, recreational and off-road industrial vehicle markets.

•
Sales of TPMSs to the aftermarket passenger car market decreased to $10,833 for the three months ended April 30, 2007 from $74,063 for the three months ended April 30, 2006. As our sales and marketing efforts are not focused on this market, we do not anticipate future sales of this product to be material.

•
Sales of TPMSs to OEMs for new recreational vehicles (“RVs”) decreased to $76,334 for the three months ended April 30, 2007 from $80,646 for the three months ended April 30, 2006. Although we anticipate sales of this product to the OEM RV market to increase, it is difficult for us to predict what the volume of sales of this product will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to the RV aftermarket decreased to $102,235 for the three months ended April 30, 2007 from $452,757 for the three months ended April 30, 2006. Sales of this product were significantly higher during the three months ended April 30, 2006 as we received initial stocking orders from our major distributor of this product during this period. We anticipate sales of this product to the RV aftermarket to increase. However it is difficult for us to predict what the volume of sales will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to the truck market decreased to $23,033 for the three months ended April 30, 2007 from $29,655 for the three months ended April 30, 2006. Sales to this market will increase significantly in the near future as we will ship product in our fourth quarter to fulfill orders from new OEM customers that we have been working with for the last twelve to eighteen months. Although interest in this product is very high, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

•
Sales of TPMSs to the off-road industrial market decreased to $6,458 for the three months ended April 30, 2007 from $8,265 for the three months ended April 30, 2006. While we anticipate sales to this market to increase significantly in the near term, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

•	Service revenue for assistance in installing TPMSs and training customers increased to $8,000 for the three months ended April 30, 2007 from $0 for the three months ended April 30, 2006.

•
Sales of aftermarket motorcycle TPMSs decreased to $4,917 for the three months ended April 30, 2007 from $16,929 for the three months ended April 30, 2006. As discussed above, as our sales and marketing efforts are not focused on this market, we do not anticipate future sales of this product to be material.

•	Sales of miscellaneous products were $16,355 for the three months ended April 30, 2007 compared to $12,940 for the three months ended April 30, 2006.

Gross Margin

Overall gross margin increased to 24% for the three months ended April 30, 2007 from negative 28% for the three months ended April 30, 2006. The negative gross margin for the three months ended April 30, 2006 was due to an inventory write-down of $700,000 for slow moving aftermarket passenger car TPMSs and motorcycle TPMSs. Without the inventory write-down, the gross margin would have increased to 31% for the three months ended April 30, 2006. Gross margin for the three months ended April 30, 2007 was lower than the three months ended April 30, 2006 mainly due to a reduction in the margins on the sale of our OEM passenger car TPMSs.

Expenses

Expenses decreased to $1,409,488 for the three months ended April 30, 2007 from $2,294,596 for the three months ended April 30, 2006. Excluding a stock-based compensation expense of $214,852 for the three months ended April 30, 2007 and a stock-based compensation recovery of $601,200 for the three months ended April 30, 2006, expenses decreased to $1,194,636 for the three months ended April 30, 2007 from $2,895,756 for the three months ended April 30, 2006.

Engineering, research and development expenses for the three months ended April 30, 2007 decreased to $457,372 from $677,496 for the three months ended April 30, 2006. Excluding a stock-based compensation expense of $111,019 incurred during the three months ended April 30, 2007 and a stock-based compensation recovery of $230,492 for the three months ended April 30, 2006, engineering, research and development expenses decreased to $346,353 from $907,988 for the three months ended April 30, 2006. The decrease, excluding the stock-based compensation expense/recovery, was mainly due to a decrease in product testing and wage expenses. The decrease was partially offset by costs to streamline operations of approximately $225,000 and an increase in prototype development expenses. We anticipate a slight increase in our engineering, research and development expenses during our fourth quarter from our engineering, research and development expenses incurred during our third quarter as our third quarter expenses also includes a partial recovery of termination wages previously accrued, which were settled in shares and adjustment to terms on existing stock options, at a discount to book value of approximately $12,000.

Marketing expenses for the three months ended April 30, 2007 decreased to $270,895 from $451,351 for the three months ended April 30, 2006. Excluding a stock-based compensation expense of $57,851 for the three months ended April 30, 2007 and a stock-based compensation recovery of $22,276 for the three months ended April 30, 2006, marketing expenses decreased to $213,044 from $473,627 for the three months ended April 30, 2006. The decrease, excluding the stock-based compensation expense/recovery was mainly a result of lower wage expenses and lower advertising and promotion expenses. The decrease in wage expense is primarily due to the termination of our SmarTire Europe Managing Director at the end of October 31, 2006 and the allocation of wages of our current President and CEO was formerly our VP Sales and Marketing to general and administration expenses since his appointment in October 2006. We anticipate a slight increase in our marketing expenses during our fourth quarter from our marketing expenses incurred during our third quarter as our third quarter expenses also includes a partial recovery of costs associated with the termination of our former SmarTire Europe Managing Director previously accrued, which were settled in shares at a discount to book value of approximately $49,000.

General and administrative expenses for the three months ended April 30, 2007 decreased to $615,081 from $877,826 for the three months ended April 30, 2006. Excluding a stock-based compensation expense of $45,982 for the three months ended April 30, 2006 and a stock-based compensation recovery of $348,432 for the three months ended April 30, 2006, general and administration expenses decreased to $569,099 from $1,226,258 for the three months ended April 30, 2006. The decrease, excluding the stock-based compensation expense/recovery, was primarily attributed to a decrease in professional fees, insurance costs, public relations expenses, directors’ fees and wage expense. Wage expense decreased as wage expense for the three months ended April 30, 2006 included the cost of terminating our former President and Chief Executive Officer and also included certain wages former administrative employees at our European subsidiary who were terminated in our last quarter.

Depreciation and amortization expense decreased to $66,140 for the three months ended April 30, 2007 from $287,923 for the three months ended April 30, 2006 as our other assets were fully amortized as at October 31, 2006.

Interest and finance charges

Interest and finance charges increased to $3,113,992 for the three months ended April 30, 2007 from $2,502,181 for the three months ended April 30, 2006. Interest and finance charges for the three months ended April 30, 2007 includes non-cash interest of $3,088,103 compared to non-cash interest charges of $2,162,214 for the three months ended October 31, 2006. The majority of interest and finance charges relate to accrued and accreted interest on our convertible debentures and amortization of deferred charges on our convertible debentures.

Interest Income

Interest income earned during the three months ended April 30, 2007 decreased to $5,694 from $50,284 for the three months ended April 30, 2006. The decrease was a result of lower average cash balances during the three months ended April 30, 2007.

Foreign exchange gain

A foreign exchange gain of $271,703 was recorded during the three months ended April 30, 2007 as compared to a foreign exchange gain of $63,423 for the three months ended April 30, 2006. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

Nine months ended April 30, 2007 and April 30, 2006

Revenue

Gross revenue for the nine months ended April 30, 2007 increased to $2,731,557 from $2,627,617 for the nine months ended April 30, 2006. The breakdown of the sources of our gross revenue is as follows:

•
Sales of TPMSs to OEMs for installation on new and existing buses increased to $777,662 for the nine months ended April 30, 2007 from $730,496 for the nine months ended April 30, 2006. Although we anticipate sales of this product to the OEM bus market to increase significantly as our customer base has increased, it is difficult for us to predict what the volume of sales will be as this is dependent on how quickly our new customers retrofit their fleets and integrate TPMSs into their production lines.

•
Sales of TPMSs to OEMs for new passenger cars increased to $1,203,528 for the nine months ended April 30, 2007 from $831,309 for the nine months ended April 30, 2006. The increase was primarily due to an increase in sales to Aston Martin, Ford’s flagship division. As Aston Martin now supplies our TPMSs on all three of their platforms, we do not anticipate sales of this product to the OEMs to increase unless Aston Martin increases their production of vehicles as our sales and marketing efforts are focused on the commercial or truck, bus, recreational and off-road industrial vehicle markets.

•
Sales of TPMSs to the aftermarket passenger car market decreased to $72,425 for the nine months ended April 30, 2007 from $174,893 for the nine months ended April 30, 2006. As our sales and marketing efforts are not focused on this market, we do not anticipate future sales of this product to be material.

•
Sales of TPMSs to OEMs for new recreational vehicles (“RVs”) decreased to $176,535 for the nine months ended April 30, 2007 from $206,409 for the nine months ended April 30, 2006.  Although we anticipate sales of this product to the OEM RV market to increase, it is difficult for us to predict what the volume of sales of this product will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to the RV aftermarket decreased to $307,076 for the nine months ended April 30, 2007 from $549,839 for the nine months ended April 30, 2006. Sales of this product were significantly higher during the nine months ended April 30, 2006 as we received initial stocking orders from our major distributor of this product during this period. We anticipate sales of this product to the RV aftermarket to increase. However it is difficult for us to predict what the volume of sales will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to the truck market increased to $93,634 for the nine months ended April 30, 2007 compared to $42,263 for the nine months ended April 30, 2006. Sales to this market will increase significantly in the near future as we will ship product in our fourth quarter to fulfill orders from new OEM customers that we have been working with for the last twelve to eighteen months. Although interest in this product is very high, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

•
Sales of TPMSs to the off-road industrial market increased to $22,013 for the nine months ended April 30, 2007 from $6,097 for the nine months ended April 30, 2006. While we anticipate sales to this market to increase significantly in the near term, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

•	Service revenue for assistance in installing TPMSs and training customers increased to $36,000 for the nine months ended April 30, 2007 from $0 for the nine months ended April 30, 2006.

•
Sales of aftermarket motorcycle TPMSs decreased to $11,596 for the nine months ended April 30, 2007 from $28,198 for the nine months ended April 30, 2006. As discussed above, as our sales and marketing efforts are not focused on this market, we do not anticipate future sales of this product to be material.

•	Sales of miscellaneous products were $30,727 for the nine months ended April 30, 2007 compared to $26,809 for the nine months ended April 30, 2006.

Gross Margin

Overall gross margin increased to 27% (26% on product sales) for the nine months ended April 30, 2007 from 1% for the nine months ended April 30, 2006. The gross margin for the nine months ended April 30, 2006 included an inventory write-down of $700,000 for slow moving aftermarket passenger car TPMSs and motorcycle TPMSs. Excluding the inventory write-down, our gross margin for the nine months ended April 30, 2006 would have been 28%.

Expenses

Expenses increased to $6,356,106 for the nine months ended April 30, 2007 from $4,835,300 for the nine months ended April 30, 2006. Excluding a stock-based compensation expense of $568,102 for the nine months ended April 30, 2007 and a stock-based compensation recovery of $1,944,175 for the nine months ended April 30, 2006, expenses decreased to $5,788,004 for the nine months ended April 30, 2007 from $6,637,633 for the nine months ended April 30, 2006.

Engineering, research and development expenses for the nine months ended April 30, 2007 increased to $2,277,057 from 1,194,914 for the nine months ended April 30, 2006. Excluding a stock-based compensation expense of $276,287 for the nine months ended April 30, 2007 and a stock-based compensation recovery of $990,614 for the nine months ended April 30, 2006, expenses decreased to $2,000,770 for the nine months ended April 30, 2007 from $2,185,528 for the nine months ended April 30, 2006. The decrease, excluding the stock-based compensation expense/recovery, was mainly due to a decrease in product testing, less travel and lower wage expense. The decrease was partially offset by an increase in prototype development expenses.

Marketing expenses for the nine months ended April 30, 2007 increased to $1,309,354 from $1,232,754 for the nine months ended April 30, 2006. Excluding a stock-based compensation expense of $167,767 for the nine months ended April 30, 2007 and a stock-based compensation recovery of $72,252 for the nine months ended April 30, 2006, marketing expenses decreased to $1,141,587 for the nine months ended April 30, 2007 from $1,305,006 for the nine months ended April 30, 2006. Marketing expenses for the nine months ended April 30, 2007 also included costs to streamline operations of approximately $150,000. The decrease, excluding the stock-based compensation expense/recovery was mainly a result of lower advertising and promotion expenses and lower wage expenses. We anticipate a slight increase in our marketing expenses during our fourth quarter from our marketing expenses incurred during our third quarter as our third quarter expenses also includes a partial recovery of termination wages previously accrued which were settled in shares at a discount to book value of approximately $49,000.

General and administrative expenses for the nine months ended April 30, 2007 increased to $2,419,946 from $1,404,629 for the nine months ended April 30, 2006. Excluding a stock-based compensation expense of $123,958 for the nine months ended April 30, 2007 and a stock-based compensation recovery of $1,482,509 recorded in the nine months ended April 30, 2006, general and administrative expenses decreased to $2,295,988 for the nine months ended April 30, 2007 from $2,887,138. General and administrative expenses for the nine months ended April 30, 2007 also included costs to streamline operations of approximately $75,000. The decrease, excluding the stock-based compensation recovery, was primarily attributed to a decrease in insurance costs, public relation expenses, legal fees and wages. The decrease was partially offset by an increase in our rent expense and the settlement with one of our distributors as more fully explained under “Legal Proceedings”. Rent increased substantially as we estimated the cost of terminating our UK lease. The decrease in professional fees occurred as legal expenses were higher during the three months ended April 30, 2006 as due to the cost of legal services incurred to defend against a lawsuit from a debenture holder.

Depreciation and amortization expense decreased to $349,749 for the nine months ended April 30, 2007 from $1,003,003 for the nine months ended April 30, 2006 as our other assets have been completely amortized as at October 31, 2006.

Interest and financing expense

Interest and finance charges decreased to $8,077,800 for the nine months ended April 30, 2007 from $21,802,983 for the nine months ended April 30, 2006. Interest and finance charges for the nine months ended April 30, 2007 includes non-cash interest of $8,009,002 compared to non-cash interest charges of $20,798,430 for the nine months ended April 30, 2006. The majority of interest and finance charges relate to accrued and accreted interest on our convertible debentures and amortization of deferred charges related to our convertible debentures. Interest and finance charges for the nine months ended April 30, 2006 included a $16 million fee paid on June 23, 2005 for the $160 million standby equity distribution agreement with Cornell Capital Partners, which was replaced by a $100 million standby equity distribution agreement on December 30, 2005, plus related professional fees and interest accretion on our convertible debentures.

Interest Income

Interest income earned during the nine months ended April 30, 2007 decreased to $21,256 from $185,386 for the nine months ended April 30, 2006. The decrease was a result of lower average cash balances during the three months ended April 30, 2007.

Loss on settlement of debt

A loss on the settlement of debt of $nil was incurred for the nine months ended April 30, 2007 as compared to a loss on the settlement of debt of $214,274 for the nine months ended April 30, 2006. The loss on settlement of debt represents the aggregate consideration provided less the face value of the debt. The loss on settlement of debt occurred as on April 21, 2005, Bristol Investment Fund, Ltd., a holder of our discounted debentures in the amount of $91,726, commenced a lawsuit in the Supreme Court of New York against us, essentially alleging that we wrongfully refused to honor its request to convert the debt into 9,268,875 shares of our common stock. The lawsuit sought an order compelling us to pay $4,393,360 plus interest from April 25, 2005 for damages and attorneys fees.

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

Unrealized loss on derivative instruments

A derivative instrument loss of $1,030,415 was incurred for the nine months ended April 30, 2007 as compared to compared to an unrealized gain of $545,153 for the nine months ended April 30, 2006. The derivative instrument loss for the nine months ended April 30, 2007 represents the mark to market adjustment on derivative instruments. There was no derivative instrument unrealized gain or loss subsequent to October 31, 2006 as effective November 1, 2006, as a result of early adopting FSP EITF No. 00-19-2, management has determined that the outstanding warrants and embedded conversion feature in its convertible debentures met the requirements for classification as equity items and consequently the derivative financial instruments were reclassified to additional paid in capital and accumulated deficit as discussed in Note 2(c)(i) to the financial statements.

Foreign exchange loss

A foreign exchange gain of $47,801 was recorded for the nine months ended April 30, 2007 as compared to a foreign exchange loss of $237,640 for the nine months ended April 30, 2006. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

We have continued to finance our activities primarily through the issuance and sale of securities. We have incurred losses from operations in each year since our inception. As at April 30, 2007, we had an accumulated deficit of $119,834,781. Our net loss for the three months ended April 30, 2007 was $4,021,068 and for the nine months ended April 30, 2007 was $14,660,215 compared to $4,260,212 for the three months ended April 30, 2006 and $26,323,740 for the nine months ended April 30, 2006. As of April 30, 2007 our stockholders' deficiency was $14,994,554 and we had working capital of $56,771.

Our cash position, including short-term investments at April 30, 2007 was $1,148,006 as compared to $1,988,420 at July 31, 2006. This decrease was due to the net decrease in the use of cash in our operating, financing and investing activities as described below.

Our net loss of $14,660,215 for the nine months ended April 30, 2007 includes non-cash charges of $349,749 for depreciation and amortization, a stock based compensation expense of $568,012, an unrealized loss on derivative investments of $1,030,415, a expense of $463 for warrants issued for services rendered, expense of $9,650 for common shares issued for services rendered and $8,009,002 for interest and finance charges as disclosed above under interest and finance charges. Increases in non-cash working capital during this period amounted to $422,683. Non-cash working capital changes included decreases in accounts receivable, inventory, and accounts payable and accrued liabilities and a decrease in prepaid expenses. The net cash used in operating activities for the nine months ended April 30, 2007 was $4,270,241. As disclosed below, it is uncertain whether we will be able to access our $100 million standby equity distribution agreement, and as such, we plan to enter into subsequent financings to meet our operating cash flow requirements.

During the nine months ended April 30, 2007, we also purchased certain property and equipment at an aggregate cost of $333,378.

During the nine months ended April 30, 2007, we realized aggregate gross cash proceeds of $4,150,000 as follows:

•	Cash of $121,500 was received from the exercise of employee stock options.

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

The convertible debentures are convertible, in whole or in part, into shares of our common stock at the then effective conversion price. The conversion price in effect on any conversion date shall be equal to the lesser of:

(a)	$0.0573; or

(b)	eighty percent (80%) of the lowest volume weighted average price of our common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP

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

We have agreed to pay to TAIB Securities, Inc., a cash fee of $120,000 and a cash structuring fee of $10,000, in connection with the securities purchase agreement out of the aggregate purchase price paid for the convertible debentures.

An event of default will occur under the convertible debentures if any of the following occurs:

•	Any default (not waived by the holder) in the payment of the principal of, interest on or other charges in respect of the convertible debentures;

•	We or any of our subsidiaries become bankrupt or insolvent;

•	We or any of our subsidiaries default in any of its obligations under any other indebtedness in an amount exceeding $100,000;

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

In connection with the execution of the securities purchase agreement, on October 31, 2006, we entered into a registration rights agreement with TAIB Bank and Certain Wealth pursuant to which we agreed to use our best efforts to prepare and file, no later than 30 days after the date of the registration rights agreement, with the Securities and Exchange Commission a registration statement on Form S-1 or SB-2 (or, if we are then eligible, on Form S-3) under the Securities Act of 1933, as amended, for the resale by such investors of 150,000,000 shares of our common stock to be issued upon conversion of the convertible debentures and to have such registration statement declared effective by the SEC on or before January 29, 2007. The registration statement was not filed on or before November 30, 2006 or declared effective on or before January 29, 2007, resulting in our being in non-compliance with certain obligations under the registrationrights agreement. We received a waiver of rights under the applicable default provisions affected by this non-compliance, provided the registration statement covering the 150,000,000 shares of our common stock effective is declared no later than March 31, 2007. We received a subsequent waiver until June 15, 2007. In the event the registration statement covering the 150,000,000 shares of our common stock is not declared effective on or before June 15, 2007 as a direct result of our failure to use our best efforts, or if after the registration statement has been declared effective, sales cannot be made pursuant to the registration statement as a result of the Company’s failure to use its best efforts (whether because of a failure to keep the registration statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the registration statement, failure to register sufficient shares of common stock or otherwise) then we are required to pay liquidated damages to the holders. At their option, the liquidated damages are either a cash amount or shares of our common stock equal to 2% of the liquidated value of their debentures for each 30 day period after June 15, 2007. In no event are the liquidated damages permitted to exceed 20% of the aggregate purchase price for the convertible debentures.

During the nine months ended April 30, 2007, we also incurred $197,187 in professional fees related to filing registration statements for these debentures.

•
On January 23, 2007, we closed on a $1.8 million securities purchase agreement with Xentenial Holdings Limited “Xentenial”. We amended the securities purchase agreement on February 9, 2007 whereby Xentenial agreed to purchase up to $1,800,000 of secured convertible debentures which were funded on multiple closings as follows:

(i)	$684,000, on or before January 24, 2007;

(ii)	$334,000, on or before February 12, 2007; and

(iii)	$782,000 on or before March 5, 2007.

On January 23, 2007, we received net proceeds of $600,600 as we paid to Yorkville Advisors, LLC, a cash commitment fee of $68,400 and a cash structuring fee of $15,000, in connection with the original securities purchase agreement from out of the aggregate purchase price paid for the convertible debenture.

On February 9, 2007, we received net proceeds of $300,600 as we paid to Yorkville Advisors, LLC, a cash commitment fee of $33,400, in connection with the amended securities purchase agreement from out of the aggregate purchase price paid for the convertible debenture.

On March 2, 2007, we received net proceeds of $703,800 as we paid to Yorkville Advisors, LLC, a cash commitment fee of $78,200, in connection with the amended securities purchase agreement from out of the aggregate purchase price paid for the convertible debenture.

In accordance with the securities purchase agreement and amended security purchase agreement, we issued, pursuant to Rule 506 of Regulation D under the Securities Act, for an aggregate purchase price of $1,800,000, a 10% secured convertible debenture due January 23, 2009, with a principal balance of $684,000, to Xentenial, a 10% secured convertible debenture due January 23, 2009, with a principal balance of $334,000, to Xentenial and a 10% secured convertible debenture due January 23, 2009, with a principal balance of $782,000, to Xentenial.

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

The convertible debenture is convertible, in whole or in part, into shares of our common stock at the then effective conversion price. The conversion price in effect on any conversion date shall be equal to the lesser of:

(a)	$0.0573; or

(b)	eighty percent (80%) of the lowest volume weighted average price of our common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

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

An event of default will occur under the convertible debentures if any of the following occurs:

•	Any default (not waived by the holder) in the payment of the principal of, interest on or other charges in respect of the convertible debentures;

•	We or any of our subsidiaries become bankrupt or insolvent;

•	We or any of our subsidiaries default in any of its obligations under any other indebtedness in an amount exceeding $100,000;

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

In connection with the execution of the securities purchase agreement, on January 23, 2007, we entered into a registration rights agreement with Xentenial pursuant to which we agreed to prepare and file, 30 days after demand from Xentenial but in no event sooner than (a) 180 days after date of the registration rights agreement and (b) 30 days after any registration statement on file with the Securities and Exchange Commission have gone effective, with the Securities and Exchange Commission a registration statement on Form S-1 or SB-2 (or, if we are then eligible, on Form S-3) under the Securities Act of 1933, as amended, for the resale by such investors of 300% of the number of Conversion Shares issuable to the Investors upon conversion in full shares of our common stock to be issued upon conversion of the convertible debentures.

On April 27, 2007, we closed on a $1.5 million securities purchase agreement with Xentenial. Under the securities purchase agreement, Xentenial agreed to purchase up to $1,500,000 of secured convertible debentures which shall be funded on multiple closings as follows:

i.	$1,150,000 on or before April 30, 2007; and

ii.	$350,000 to be funded by October 1, 2007 in amounts and times to be mutually agreed between us and Xentenial. However, neither party is under any obligation to agree to fund the remaining amount.

On April 27, 2007, we received net proceeds of $1,015,000 as we paid to Yorkville Advisors, LLC, a cash commitment fee of $115,000 and a cash structuring fee of $20,000, in connection with the amended securities purchase agreement.

In connection with the execution of the securities purchase agreement, on April 27, 2007, we also entered into amendment No. 1 to the registration rights agreement that we had previously entered into with Xentenial on January 23, 2007, expanding the registration rights agreement to include the common shares of our company that may be issued upon conversion of the secured convertible debenture.   Under the registration rights agreement, as amended, we have agreed to prepare and file, 30 days after demand from Xentenial but in no event sooner than (a) 180 days after date of the registration rights agreement and (b) 30 days after any registration statement on file with the Securities and Exchange Commission have gone effective, with the Securities and Exchange Commission a registration statement on Form S-1 or SB-2 (or, if we are then eligible, on Form S-3) under the Securities Act of 1933, as amended, for the resale by such investors of 300% of the number of Conversion Shares issuable to the Investors upon conversion in full shares of our common stock to be issued upon conversion of the convertible debentures.

Also in connection with the execution of the securities purchase agreement, on April 27, 2007 we amended a security agreement dated January 23, 2007 in order to add the new debt of up to $1,500,000 to the debt originally secured and we signed a new patent security agreement dated April 27, 2007 granting to Xentenial a security interest in any patents owned by our company or licensed to our company.

Interest will accrue on the outstanding principal balances at an annual rate equal to ten percent (10%). Interest will be calculated on the basis of a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. Interest hereunder shall be paid on April 24, 2010 (or sooner as provided in the convertible debentures) in cash or shares of our common stock (valued at the closing bid price on the trading day immediately prior to the date paid) at our option.

The convertible debenture contains a contractual restriction on beneficial share ownership. It provides that the holder may not convert the convertible debenture, or receive shares of our common stock as payment of interest, to the extent that the conversion or the receipt of the interest payment would result in such holder, together with its respective affiliates, beneficially owning in excess of 4.99% of our then issued and outstanding shares of common stock. Such limitation may be waived by the holder upon not less than 65 days’ notice to us.

An event of default will occur under the convertible debenture if any of the following occurs:

•	Any default (not waived by the holder) in the payment of the principal of, interest on or other charges in respect of the convertible debentures;

•	We or any of our subsidiaries become bankrupt or insolvent;

•	We or any of our subsidiaries default in any of its obligations under any other indebtedness in an amount exceeding $100,000;

•
Our common stock ceases to be quoted for trading or listed for trading on any of the Nasdaq OTC Bulletin Board, the New York Stock Exchange, American Stock Exchange, the NASDAQ Capital Market or the NASDAQ National Market) and is not again quoted or listed for trading on any primary market within 5 trading days of such delisting;

•	We or any subsidiary experiences a change of control;

•
If the effectiveness of the registration statement lapses for any reason or the holder of the 10% convertible debenture is not permitted to resell the underlying shares of common stock, in either case, for more than five trading days or an aggregate of eight trading days;

•
We fail to deliver common stock certificates to a holder prior to the fifth trading day after a conversion date or we fail to provide notice to a holder of our intention not to comply with requests for conversions of the convertible debentures;

•	We fail to deliver the payment in cash pursuant to a “buy-in” within three days after notice is claimed delivered; or;

•
We fail to observe or perform any other material covenant or agreement contained in or otherwise materially breach or default under any other provision of the convertible debenture which is not cured within the applicable cure periods.

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

At May 31, 2007, we had cash of approximately $700,000. As our management projects that we will require a minimum of $1.55 - $8.05 million to fund our debt repayment, ongoing operating expenses and working capital requirements through May 15, 2008, as detailed below, we may require up to $7.35 million in financing through the next twelve months in order to continue in business as a going concern.

	Estimated Range
Marketing	$ 1,440,000	$ 1,600,000
Engineering, research and development	1,540,000	1,800,000
General and administrative	1,860,000	2,100,000
Capital Purchases	100,000	1,000,000
Debt repayment (1)	-	6,100,000
General Working Capital (2)	(3,390,000)	(4,550,000)

TOTAL	$1,550,000	$ 8,050,000

1)
Principal payments on all of our outstanding debt and interest payable, excluding $500,000 of interest payable in cash under our June 2005 10% Convertible Debentures is convertible into shares of our common stock.

2)
Our working capital requirements are impacted by our inventory requirements. Therefore, any increase in sales of our products will be accompanied not only by an increase in revenues, but also by an increase in our working capital requirements.

Our expenses are impacted by exchange rates as a majority of such expenses are paid in $CDN. A decrease in the value of the $US against the $CDN will result in an increase in expenses reported in $US. The converse is true as well.

The continuation of our business is dependent upon obtaining further financing, market acceptance of our current products and any new products that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations.

We plan to raise any additional capital required to meet the balance of our estimated funding requirements through May 15, 2008, primarily through the issuance of either convertible debt or equity and if possible, the draw down of our $100.0 million standby equity distribution agreement entered into on June 23, 2005. Draw downs on this standby equity distribution agreement are not permitted until we file a registration statement that covers the shares of our common stock underlying the standby equity distribution agreement and the SEC declares the effectiveness of such registration statement. In addition, we have factored our receivables to enable us to reduce our working capital requirements.

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

Going Concern

We have incurred recurring operating losses and have an accumulated deficit of $119,834,731 and working capital of $56,771 as at April 30, 2007. During the nine months ended April 30, 2007, we used cash of $4,453,721 in operating and investing activities. During the nine months ended April 30, 2007, we realized net cash proceeds of $3,614,313 from financing activities.

Our ability to continue as a going concern is in substantial doubt and is dependent on achieving profitable operations and obtaining the necessary financing in order to achieve profitable operations. The outcome of these matters cannot be predicted at this time. Our future operations are dependent on the market’s acceptance of our products in order to ultimately generate future profitable operations and our ability to secure sufficient financing to fund future operations. There can be no assurance that our products will be able to secure market acceptance. Management of our Company plans to obtain additional financing to enable the Company to achieve profitable operations. Although the Company has raised gross proceeds of $4.15 million during the nine months ended April 30, 2007, the Company still requires additional financing. In addition, despite our $100 million Standby Equity Distribution Agreement with Cornell Capital Partners, it is uncertain when we will be permitted to draw down on the Standby Equity Distribution Agreement as drawdowns are subject to an effective registration statement covering the underlying shares. There can be no assurance that sufficient financing will be secured by us.  Our consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities and commitments settled in the ordinary course of business. Accordingly, our consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report (being April 30, 2007). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the quarter covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms. There has not been any change in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our quarter ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following changes in our securities occurred during the three months ended April 30, 2007:

On April 27, 2007, we closed on a $1.5 million securities purchase agreement with Xentenial Holdings Limited. In accordance with the securities purchase agreement, we issued, pursuant to Rule 506 of Regulation D under the Securities Act, for an aggregate purchase price of $1,150,000 a 10% convertible debenture due on or before April 27, 2010. We have paid Yorkville Advisors, LLC, a related party of Xentenial, a cash fee of $115,000 and a cash structuring fee of $20,000, in connection with the securities purchase agreement out of the aggregate purchase price paid for this 10% convertible debenture.

By conversion notice dated April 18, 2007, Cornell Capital Partners elected to convert 231 Class A preferred shares into common shares of the Company. In response we issued 3,696,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

On April 17, 2007, we issued 100,000 shares of our common stock to SKS Consulting of South Florida Corp. pursuant to a consulting agreement.

By conversion notice dated April 12, 2007, Cornell Capital Partners elected to convert 500 Class A preferred shares into common shares of the Company. In response we issued 8,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

On March 2, 2007, we amended our $1.8 million securities purchase agreement with Xentenial Holdings Limited In accordance with the amended securities purchase agreement, we issued, pursuant to Rule 506 of Regulation D under the Securities Act, for an aggregate purchase price of $782,000 to Xentenial Holdings Limited a 10% convertible debenture due January 23, 2009. We received net proceeds of $703,800 as we paid to Yorkville Advisors, LLC, a cash commitment fee of $78,200 out of the aggregate purchase price paid for the convertible debenture.

On March 1, 2007, we issued 100,000 shares of our common stock to SKS Consulting of South Florida Corp. pursuant to a consulting agreement.

On February 9, 2007, we amended our $1.8 million securities purchase agreement with Xentenial Holdings Limited In accordance with the amended securities purchase agreement, we issued, pursuant to Rule 506 of Regulation D under the Securities Act, for an aggregate purchase price of $334,000 to Xentenial Holdings Limited a 10% convertible debenture due January 23, 2009. We received net proceeds of $300,600 as we paid to Yorkville Advisors, LLC, a cash commitment fee of $33,400 out of the aggregate purchase price paid for the convertible debenture.

On February 2, 2007, we issued 100,000 shares of our common stock to SKS Consulting of South Florida Corp. pursuant to a consulting agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

10.1	Amendment to Securities Purchase Agreement dated February 9, 2007 by and between SmarTire Systems Inc. and Xentenial Holdings Limited (1)

10.2	Waiver Letter (Event of default) from TAIB Bank, B.S.C. and Certain Wealth Ltd. To SmarTire Systems Inc. dated February 13, 2007 (2)

10.3	Waiver Letter (Event of default) from Cornell Capital Partners, L.P., dated February 15, 2007 (2)

10.4	Extension Letter from Cornell Capital Partners, L.P., dated March 31 , 2007 (3)

10.5	Waiver Letter (Event of default) from Cornell Capital Partners, L.P., Staraim Investments Limited, Xentenial Holdings Limited and Starome Investments Limited dated March 31, 2007 (3)

10.6	Waiver Letter (Event of default) from Cornell Capital Partners, L.P., dated March 31, 2007 (3)

10.7	Waiver Letter (Event of default) from TAIB Bank, B.S.C. and Certain Wealth Ltd. Dated March 31, 2007 (3)

10.8	Amendment No. 1 to Investor Registration Rights Agreement dated April 27, 2007 by and between SmarTire Systems Inc., and Xentenial Holdings Limited (4)

10.9
Amendment No. 1 to Security Agreement dated April 27, 2007 by and between SmarTire Systems Inc., Cornell Capital Partners, L.P., Staraim Investments Limited, Xentenial Holdings Limited and Starome Investments Limited (4)

10.10	Convertible debenture dated as of April 27, 2007 issued by SmarTire Systems Inc. to Xentenial Holdings Limited (4)

10.11
Security Agreement (Patent) dated April 27, 2007 by and between SmarTire Systems Inc., Cornell Capital Partners, L.P., Staraim Investments Limited, Xentenial Holdings Limited and Starome Investments Limited (4)

10.12	Securities Purchase Agreement dated April 27, 2007 by and between SmarTire Systems Inc. and Xentenial Holdings Limited (4)

10.13	Lease between Alpha Equities LTD and SmarTire Systems Inc. dated April 30, 2007 (4)

10.14	Resignation agreement and termination of consulting contract between Robert Rudman and SmarTire Systems Inc. dated May 7, 2007 (4)

10.15	Resignation agreement between Johnny Christiansen and SmarTire Systems Inc. dated May 7, 2007 (4)

10.16	Settlement Letter issued by SmarTire Systems Inc. to Erwin Bartz dated February 8, 2007 (4)

10.17	Release by Erwin Bartz to SmarTire Systems Inc. dated February 7, 2008 (4)

10.18	Settlement letter issued by SmarTire Systems Inc. to Al Kozak dated February 28, 2007 (4)

10.19	Release by Al Kozak to SmarTire Systems Inc. dated February 28, 2008 (4)

10.20	Extension Letter from Cornell Capital Partners, L.P., dated May 24 , 2007 (4)

10.21	Waiver Letter (Event of default) from Cornell Capital Partners, L.P., Staraim Investments Limited, Xentenial Holdings Limited and Starome Investments Limited dated May 24, 2007 (4)

10.22	Waiver Letter (Event of default) from Cornell Capital Partners, L.P., dated May 24, 2007 (4)

10.23	Waiver Letter (Event of default) from TAIB Bank, B.S.C. and Certain Wealth Ltd. dated May 25, 2007 (4)

10.24
Consent letter from Cornell Capital Partners, L.P., Starome Investments Limited, Xentenial Holdings Limited, Staraim Investments Limited, TAIB Bank, B.S.C. and Certain Wealth Ltd. to SmarTire Systems Inc. dated May 10, 2007 (4)

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

(1)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on February 15, 2007.

(2)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on February 20, 2007.

(3)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on April 24, 2007.

(4)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on May 25, 2007.

SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTIRE SYSTEMS INC.

/s/ Dave Warkentin
Dave Warkentin
President and Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date: June 14, 2007

/s/Jeff Finkelstein
Jeff Finkelstein
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer and Principal Accounting Officer)

Date: June 14, 2007