Form 10KSB
period 2007-07-31
SMARTIRE SYSTEMS INC
filed 2007-11-09
CIK 1057293

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934

FOR THE FISCAL YEAR ENDED JULY 31, 2007

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

COMMON STOCK

(TITLE OF EACH CLASS)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  |x|

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The issuer’s revenues for the fiscal year ended July 31, 2007 were $3,661,821.

At October 17, 2007, the aggregate market value of common stock held by non-affiliates was approximately $2,700,000 based upon the closing price of $0.005 reported for such date on the OTC Bulletin Board.

The number of shares outstanding of our Company's common stock at October 17, 2007 was 541,715,706.

Transitional Small Business Disclosure Format (check one):
|_| Yes |X| No

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

We are a ”foreign private issuer,” as such term is defined in Rule 3b-4 under the Securities Exchange Act of 1934, and a “small business issuer,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934. We voluntarily file annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K with the SEC and are not subject to the proxy rules under Section 14 of the Exchange Act. Our insider reports are filed in Canada on its SEDI (system for electronic disclosure by insiders) at www.sedi.ca.

We develop, subcontract our manufacturing, and market technically advanced tire pressure monitoring systems (“TPMSs”), which monitor tire pressure and tire temperature in a wide range of vehicles. Our TPMSs are designed to improve vehicle safety, performance, reliability and fuel efficiency. Although we currently sell TPMSs for trucks, buses, recreational vehicles, passenger cars and motorcycles, our primary sales and marketing efforts are focused on the commercial or truck, bus, recreational and off-highway vehicle markets.

Our mission is to become the global leader in providing wireless tire pressure monitoring (“TPM”) solutions for truck, bus, recreational and off-highway vehicles. We are selling our products under the brand “SmartWave” and “SmarTire.” We anticipate that the increasing penetration of wireless technology in the mobile environment and the ability of our products to provide applications in addition to TPMS will provide us with multiple benefits, including the following:

•	become cash flow positive;
•	increase the overall value of our technology and the competitiveness of our products;
•	create opportunities for revenue growth beyond TPM; and
•	increase the barrier for other companies to enter the commercial or truck, bus, recreational and off-highway vehicle markets for TPM.

During January 2007, we took significant actions to reduce our costs. Since September 2006, our overall staff level has been reduced by approximately 45%. As part of this streamlining of operations, we closed our United Kingdom facility at the end of February 2007. This closure has not affected our European sales efforts as we retained our European sales staff. In addition, we were able to reduce our engineering and product development team as we have now completed the development of our tire pressure monitoring system which meets the requirements of our major commercial vehicle customers. Though staffing levels have been reduced we have maintained the ability to meet customer requirements in the areas of sales, technical/engineering support and quality standards.

Corporate History

We were incorporated under the laws of the Province of British Columbia as TTC/Truck Tech Corp. on September 8, 1987. We were initially formed to develop and market remote data sensing, transmission and processing products incorporating patented technologies to satisfy emerging market requirements in the transportation industry.

We completed our initial public offering on the Vancouver Stock Exchange (now the TSX Venture Exchange) on September 11, 1989. On April 13, 1995, we changed our name to UniComm Signal Inc. On December 24, 1997, we changed our name to SmarTire Systems Inc. and effected a reverse stock split pursuant to which our common stock was consolidated on a one for eight basis. On December 16, 1998, our common stock commenced trading on the Nasdaq SmallCap Market. On March 12, 1999, we voluntarily delisted our common stock from the Vancouver Stock Exchange. On May 28, 2003, our common stock ceased trading on the Nasdaq SmallCap Market to be quoted on the OTC Bulletin Board.

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

On December 6, 1996, we acquired the Low Tire Pressure Warning Division of EPIC Technologies, Inc., based in Norwalk, Ohio. The assets that we acquired from EPIC Technologies included specialized testing equipment, patents and certain contractual rights, including the rights under a production program that EPIC had established with Ford Motor Company. Under that production program, the Low Tire Pressure Warning System that we acquired from EPIC Technologies was offered by Ford Motor Company as an option on Lincoln Continental models until the end of December 2001 when that particular model was discontinued.

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

In December 2002, we entered into an eight-year supply commitment letter for TPMSs to be offered as part of the OEM package on certain vehicles produced by Aston Martin. We are committed to supply the systems in response to purchase orders submitted by Aston Martin from time to time. In 2006, Aston Martin initially installed TPMSs on the V12 Vanquish. In September 2004, Aston Martin began purchasing TPMSs for installation on its DB9 model that went into production in 2004. Aston Martin recently began purchasing TPMSs for installation on its V8 Vantage that went into production in 2005.

We completed the development and launch of our second generation TPMSs for the passenger car and light truck market during the fiscal year ended July 31, 2001. We introduced our motorcycle TPMSs for sale into the aftermarket in September 2002. In February 2004, we introduced a substantially improved second generation motorcycle TPMSs, which we began shipping to our customers in May 2004. Responding to changing market conditions, we have now shifted our focus to commercial vehicles, buses, recreational vehicles and off-highway vehicles.

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

During January 2007, we took significant actions to reduce our costs. Since September 2006, our overall staff level has been reduced by approximately 45%. As part of this streamlining of operations, we closed our United Kingdom facility at the end of February 2007. This closure has not affected our European sales efforts as we retained our European sales staff. In addition, we were able to reduce our engineering and product development team as we have now completed the development of our tire pressure monitoring system which meets the requirements of our major commercial vehicle customers.

During our fourth quarter of fiscal 2007, we made significant progress on selling to our largest target market, the commercial market as we began to supply Dana Corporation with our TPMSs for aftermarket installation on commercial transportation vehicles including vehicles supplied by International Truck and Engine Corporation, the largest commercial vehicle dealer organization in the United States.

In addition, during our fourth quarter of fiscal 2007 we signed an agreement to supply our TPMSs to Deere & Company, a leading global manufacturer of vehicles in the construction, mining and forestry sectors. The off-highway or off-the-road (OTR) market is a key part of our business strategy and we believe that our agreement to supply Deere & Company is a major step forward in our effort to penetrate the original equipment manufacturer (“OEM”) segment of this market.

On August 3, 2007, we entered into a three year agreement with GE Sensing Inc. (“GE”) dated July 23, 2007 in an effort to confirm the continued supply of GE’s NPX pressure sensors, which are a key component of our tire pressure monitoring systems.  To date, we have been purchasing these NPX pressure sensors from GE on an open order basis.

On September 12, 2007, we filed a complaint against Siemens VDO Automotive Corp. and Schrader-Bridgeport International, Inc. in the United States District Court for the Eastern District of Virginia alleging infringement of its United States Patent No. 5,231,872, entitled “Tire Monitoring Apparatus and Method.”

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

Our sales and marketing efforts are not focused on the passenger car market, but with the implementation of the Transportation Recall Enhancement, Accountability, and Documentation Act of 2000 (“TREAD Act”) which only applies to passenger automobiles sold in the United States, we believe that other motor vehicles, including medium and heavy trucks, buses and recreational vehicles will be impacted by this legislation in subsequent years. We also believe that the TREAD Act is positively influencing commercial vehicle manufacturers’ adoption of tire pressure monitoring.

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

Strategic Alliances

Our strategy includes the establishment of alliances to assist in the development and marketing of our products and technologies. Our existing strategic alliances include the following:

Dana Corporation. On October 12, 2005 we entered into a seven year Marketing and Distribution agreement with Dana Corporation through its Heavy Vehicle Technology and Systems Group. Under the contract Dana will market and sell our tire monitoring systems to OEM customers throughout North America, Mexico, Australia and New Zealand. The companies will collaborate on marketing opportunities to meet the needs of their global customers and markets. Dana is a leading Tier I supplier in the design and manufacture of commercial vehicle drive train components for medium and heavy duty vehicles for sale to original equipment manufacturers and associated original equipment service and the independent aftermarket.

Vansco electronics LP. On September 12, 2003, we entered into a development and supply agreement with Vansco Ltd. This agreement provided for the combination of Vansco's vehicle communication expertise with our proven radio frequency technology to create a high sensitivity, weatherproof, J1939 controller area network ("CAN"), chassis-mounted receiver. Vansco manufacturers this receiver for us.

GE Nova Sensor. In 2004, our application specific integrated sensor ("ASIS") procurement strategy was refined to begin procuring the high and low pressure ASIS’s from GE Novasensor. On August 3, 2007, we entered into a three year agreement with GE Sensing Inc. (“GE”) dated July 23, 2007 in an effort to confirm the continued supply of GE’s NPX pressure sensors.

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

Products

Our active tire monitoring systems generally include several key components, including pressure and temperature sensor/transmitters mounted inside the tires, a receiver module that collects the information from the sensor/transmitters wirelessly, and a display device that communicates tire temperature and pressure information, alert conditions and location of alerts to the driver. Additionally, we offer a wide variety of service and maintenance tools to support any system implementation. We have developed numerous tire monitoring systems for the commercial vehicle, bus, off-highway, recreational, passenger car and motorcycle market sectors which are marketed under the SmarTire and SmartWave brand names.

Sensor/transmitters
Industrially designed for the harsh tire environment, the sensor/transmitters are mounted to the wheel rim and measure internal tire pressure and air temperature. The units transmit data to the receiver at regular intervals, but if they detect a pressure change or an over temperature condition, the unit will break its regular schedule and transmit data immediately.

Receivers
The receiver, or “wireless gateway”, captures transmissions from the sensors and analyzes the data using proprietary algorithms and user-defined settings. If it determines that a tire is under-inflated or running over temperature, an alert is automatically triggered and sent to the display or third-party unit to transfer the information to the fleet manager. The receivers are the central processing units of the system, holding vehicle configuration data and specific set-up parameters and offer connection to the vehicle's J1939 communications network to provide a standard industry interface.

Displays
There are various display options, depending on the specific application. These range from simple warning lights or lamps that inform the driver of a tire issue to fully featured graphical displays that show pressure and temperature data and allow access to programming of the various system parameters. Additionally, for OEM integration, SmarTire interacts with third-party display devices via the J1939 interface.

Tools
We offer a number of service tools that both support the system in the field and help to improve tire maintenance operations of the fleets. These range from simple tools that wirelessly provoke the sensor to transmit its information, to more complex tools that display the information and provide a programming interface.

Miscellaneous equipment
In order to provide a complete system solution, we provide all miscellaneous components required to the OEM or the aftermarket channel. This can be anything from specific antenna components or wire harnesses to complete kit solutions that are ready to go out of the box. Included within this area are all the support materials that ensure our sales channels are informed and understand the operation and diagnostic options for the systems.

Product Development
We continually monitor the competitiveness and acceptance of our products via direct market feedback, competitive benchmarking and ongoing research and development efforts. In most cases, our products are designed for universal application to allow for widespread use within our target markets and to ensure we achieve the best return on investment. We have engineered flexibility and additional functionality options as part of our system, such as the opportunity to include future wireless sensing product applications within our wireless gateway. This helps to ensure that not only are our current products competitive, but that we have ongoing opportunities to expand our system. We also work closely with OEM’s, aftermarket sales channels and industry recognized development partners to ensure our product roadmap fits the needs of each target market sector, and where necessary we will tailor specific customer solutions.

In October 2006, we announced that we had filed a comprehensive patent application in the United States for an external valve sensor used in our tire pressure monitoring systems. The external valve sensors were specifically designed to address the needs of the commercial vehicle industry and offer practical installation and maintenance improvements over current solutions. They complement the existing internal sensor products. We anticipate releasing the sale of these external sensors during fiscal 2008.

Marketing

Our current marketing strategy focuses on sales of our TPMSs for OEM and after market applications in the commercial or truck, bus, recreational and off-road industrial vehicle markets. Our ultimate goal is to become a wireless gateway system provider of multiple applications beyond TPMS. In order to realize this goal, we are marketing our basic wireless platform (Smartwave) to vehicle OEMs. Once installed, this platform has the ability to receive data wirelessly from a variety of sensor types. Our selling proposition to the OEM’s is currently focused on TPMSs as this is a mature application of our technology.  Because the major financial benefit of properly maintained tires is reduced fuel consumption and increased tire life we believe that the high cost of fuel and rubber provides a strong value proposition to justify the purchase of our TPMS by our customers. The cost of fuel and rubber is forecasted to continue to increase which will serve to increase the value of our products to our customers and increase adoption rates. Our strategy is to provide high quality TPM products to the OEM market which incorporates the highest level of technology possible, at a competitive price. After successful implementation of this strategy, we plan to develop and sell additional sensor applications through utilization of the Smartwave wireless platform as we believe this will provide additional revenue growth opportunities for us and our channel partners.

The sales effort to commercial or truck vehicle OEM’s is in conjunction with Dana Commercial Systems, our marketing partner in North America, New Zealand and Australia and supported by Smartire sales and technical support teams. A marketing partner is being sought for the European and other world markets.

As TPM is a new product offering in our target market segments there is a demand for TPM for installation on existing fleet vehicles. We plan to meet this demand through strategic channel partnerships. Our primary choice for distribution is the OEM dealer networks with sales and service support provided by Dana Commercial Systems and our sales teams.

We believe that the TREAD Act, which requires tire monitoring for all new passenger cars in the USA, is accelerating the acceptance of wireless systems for the commercial vehicle industry. We believe that it is likely that this legislation will be expanded to cover these vehicles in the United States and that other markets will follow.

Based on discussions with our customers, including Dana Commercial Systems, we anticipate the use of wireless technology to rapidly expand from tire pressure monitoring to applications such as brake monitoring, alarm and security systems, vehicle maintenance and other sensing and control applications.

Buses

Our TPMSs are marketed to the Bus/Coach OEMs directly utilizing our sales team. Our goal is to provide our TPMSs to bus users as a factory installed component and to retrofit existing buses. The approach is analogous to our efforts to OEMs in the commercial vehicle segment. To assist fleets in monitoring their buses, we have integrated our TPMS with a number of third-party telematic device providers.

Recreational Vehicles (RV)

Our TPMSs are marketed to the RV OEMs directly utilizing our sales team. Our goal is to provide our TPMSs to RV users as a factory installed component. The approach is analogous to our efforts to OEMs in the commercial vehicle segment.

We also sell our products to the RV after market segment. Our channels follow a traditional distribution model with Camping World as the most notable retailer/distributor.

Off-road industrial vehicles (OTR)

Our TPMSs are marketed to the OTR OEMs directly utilizing our sales team. Our goal is to provide our TPMSs to off road commercial users as a factory installed component. The approach is analogous to our efforts to OEMs in the commercial vehicle segment.

Competition

Tire monitoring products can generally be divided between two basic types: direct technology and indirect monitoring technologies. As described in the National Highway Traffic Safety Administration's report, direct tire monitoring technology such as that employed in our products currently provides substantial advantages over indirect monitoring technology. However, several of our competitors and potential competitors have long and established relationships with commercial vehicle and passenger car OEMs and suppliers, which may make it more difficult for us to compete in the OEM market.

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

Schrader Bridgeport is allegedly the world's largest producer of tire valves and tire-pressure measurement equipment with over $140 million in annual sales. Schrader has been in the passenger car TPMSs market since 1996 and their systems have been used by various OEMs. As a transmitter supplier, Schrader has mainly teamed with separate receiver suppliers to acquire OEM contracts. To our knowledge, current TPMSs business is restricted to the passenger car OEMs.

BorgWarner acquired BERU in February 2005. Beru previously acquired Doduco and its tire monitoring technology. The Company has been supplying TPMSs primarily as an option to vehicle manufacturers based mainly in Germany. To our knowledge, the system requires the use of transmitters attached to the valve stem (inside the tire/wheel assembly), receiving antennas at each of the wheel wells, wiring harness for conveying data to the receiver and some form of in-dash display. This system has been developed primarily for the OEM market for passenger car applications. In addition, BorgWarner is promoting a commercial vehicle TPMS.

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

TRW Automotive U.S. LLC is a producer of safety and security systems for the global automotive market. It supplies advanced technology products and services to the automotive markets. From December 1998 to August 2001, we and TRW jointly developed advanced tire monitoring technology and each has access to this technology, which encompasses some of our current products. During this period, we and TRW jointly developed a common application specific integrated sensor chip which we use for some of our existing products. To our knowledge TRW current TPMS business is restricted to the passenger car OEMs

Our Competitive Strengths

Our competitive strengths include the following:

•	we can leverage several years of experience dedicated specifically to tire monitoring, which we believe is greater than any other company in the world;

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

Indirect Competition

Automatic tire inflation systems

One development that could affect the market for commercial vehicle, OTR and bus TPM is the use of automatic tire inflation systems. This system monitors the overall pressure in the air system that supplies all tires and re-inflates if it determines there has been a significant drop in pressure.

“Chip-in-tire”
One development that could affect the market for commercial vehicle, OTR and bus/RV TPM is the use of a "smart chip". This is a sensor chip that provides varying degrees of data and is manufactured into tires. We believe that Goodyear, Bridgestone/Firestone and Michelin have completed some development of such a device.

Raw Materials and Principal Suppliers

We contract the manufacture of our products to third parties. These manufacturers normally provide turnkey operations whereby the manufacturer is responsible for purchasing the component parts for our TPMSs. Presently, Vansco provides turnkey operations with respect to the manufacture of our commercial transmitters and receivers and we purchase component parts for other products and deliver them to our contract manufacturers. We also purchase component parts on our own account for engineering and prototype development purposes. Certain of the components and raw materials used in our products are difficult to obtain and/or require purchase commitments far in advance of the manufacturing date. At present, our relationships with our current suppliers are generally good and we expect that the suppliers will be able to meet the anticipated demand for our products through fiscal year 2008.

Dependence on Certain Customers

Due to the early stage development of the tire pressure market in general and for our Company, we are still dependent on major customers. During fiscal 2007 we earned 58% of our revenue (2006-62%) from 2 (2006-3) customers representing 10% or more of our total sales . We expect that this dependence will be reduced as we start to realize sales through our relationships with new customers and through our strategic alliances, including our alliance with Dana Corporation.

Proprietary Protection

Our intellectual property is important to protecting our competitive advantage and expanding our TPMSs market share. We rely on a combination of patents, trade secret laws, confidentiality procedures, contractual provision and legal action s to protect our intellectual property.

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

In October 2006, we filed a patent application in the United States for an external valve sensor used in our tire pressure monitoring systems.

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

Research and Development

We spent the following amounts on engineering, research and development activities during the fiscal years ended July 31, 2007 and 2006:

2007 - $2,734,148 ($2,418,603 excluding non-cash compensation expense)

2006 - $1,891,961 ($3,161,647 excluding non-cash compensation recovery)

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

Liability Insurance

We are exposed to potential product liability risks that are inherent in our products. Although we have not experienced any product liability claims to date, any such claims may have a material adverse impact on us. See "Risk Factors." Although we have product and directors and officers' liability insurance, there can be no assurance that our insurance coverage would be adequate in term and scope to protect us against material financial effects in the event of a successful claim. We currently do not carry commercial general liability insurance providing comprehensive product liability coverage in all instances. We may in the future obtain such insurance provided it can be obtained at reasonable prices.

Number of Total Employees and Number of Full-time Employees

At October 17, 2007, we had thirty full-time employees, one part-time employee, one employee on a leave of absence and one consultant. Excluding the consultant, seven are in marketing, sixteen of whom are in engineering, research and development, (which includes product management, quality assurance and production employees) and nine are administrative and executive personnel. There is no collective bargaining agreement in place.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following material risks, together with the other information contained in our form 10-KSB, before you decide to buy our common stock. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING THAT WE MAY REQUIRE TO FUND OUR OPERATIONS.

As discussed under the headings, "Management's Discussion and Analysis - Liquidity and Capital Resources" and "Management Discussion and Analysis - Future Operations," we anticipate we will require additional financing to fund our operations. In addition, any additional equity financing may involve substantial dilution to our stockholders. If we fail to raise sufficient financing to meet our cash needs, we will be forced to scale down or perhaps even cease the operation of our business, which may result in the loss of some or all of your investment in our common stock.

WE HAVE A HISTORY OF OPERATING CASH LOSSES AND FLUCTUATING OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through July 31, 2007, we have incurred aggregate losses of $124,796,374. Our losses from operations and cash used in operations for years ended July 31, 2007 and July 31, 2006 were $6,758,337 and $4,780,060 and $6,804,242 and $7,876,553 respectively. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, the level of competition or general economic conditions.

Although we believe that revenues will increase, we also expect an increase in development costs and operating costs, although at a significantly lower rate than our increase in revenues. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner.

The Auditors' Report on our July 31, 2007 consolidated financial statements includes an additional comment that states that there exists substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

OUR 5% AND 10% CONVERTIBLE DEBENTURES AND OUR PREFERRED SHARES PROVIDE FOR VARIOUS EVENTS OF DEFAULT THAT WOULD ENTITLE THE HOLDERS TO REQUIRE US TO IMMEDIATELY ACCELERATE FULL REPAYMENT OF ALL DEBENTURES AND PREFERRED SHARES OUTSTANDING AND ACCRUED INTEREST THEREON OR, NOTWITHSTANDING ANY LIMITATIONS CONTAINED IN THE DEBENTURES AND PREFERRED SHARES AND/OR THE SECURITIES PURCHASE AGREEMENT, TO CONVERT ALL DEBENTURES OUTSTANDING AND ACCRUED INTEREST THEREON INTO SHARES OF OUR COMMON STOCK. IF AN EVENT OF DEFAULT OCCURS, WE MAY BE UNABLE TO IMMEDIATELY REPAY THE AMOUNT OWED AND ANY REPAYMENT MAY LEAVE US WITH LITTLE OR NO WORKING CAPITAL IN OUR BUSINESS.

Some of the events of default include matters over which we may have some, little or no control. If a default occurs and we cannot pay the amounts payable under the convertible debentures and preferred shares in cash (including any interest on such amounts and any applicable late fees under the convertible debentures), the holders of the debentures and preferred shares may protect and enforce their rights or remedies either by suit in equity or by action at law, or both, whether for the specific performance of any covenant, agreement or other provision contained in the convertible debentures, in the related securities purchase agreement or in any document or instrument delivered in connection with or pursuant to the convertible debentures, or to enforce the payment of the outstanding convertible debentures or any other legal or equitable right or remedy. In addition, any repayment that we are required to make may leave us with little or no working capital in our business. This would have an adverse effect on our continuing operations. We do not currently have a reasonable basis to believe that we will have the financial ability to make all payments on our convertible debentures and preferred shares. Please refer to notes 9 and 11 in the financial statements for a description of the events of default under the 5% and 10% convertible debentures, preferred shares and the consequences of such defaults.

WE MAY EXPERIENCE SIGNIFICANT AND RAPID GROWTH IF WE ARE ABLE TO CAPITALIZE ON THE EXPANSION OF THE TIRE MONITORING MARKET. IF WE ARE UNABLE TO HIRE AND TRAIN STAFF TO HANDLE SALES AND MARKETING OF OUR PRODUCTS AND MANAGE OUR OPERATIONS, SUCH GROWTH COULD MATERIALLY AND ADVERSELY AFFECT US.

We intend to proceed with initiatives intended to capitalize on the expansion of the tire monitoring market that is occurring as a result of the increase in oil prices and the increase in the cost of rubber. This could potentially lead to significant and rapid growth in the scope and complexity of our business. Any inability on our part to manage such growth effectively will have a material adverse effect on our product development, business, financial condition and results of operations. Our ability to manage and sustain growth effectively will depend, in part, on the ability of our management to implement appropriate management, operational and financial systems and controls, and the ability of our management to successfully hire, train, motivate and manage employees.

TECHNOLOGICAL CHANGES IN OUR INDUSTRY COULD RENDER OUR PRODUCTS NON-COMPETITIVE OR OBSOLETE AND CONSEQUENTLY AFFECT OUR ABILITY TO GENERATE REVENUES.

The markets in which we operate are subject to technological change, evolving industry standards and changes in customer demands. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. Although we are confident that our TPM technology and products are technologically advanced and currently competitive, we believe that our long-term success will depend upon our ability to continuously develop new products and to enhance our current products and introduce them promptly into the market. If we are not able to develop and introduce new products, our business, financial condition and results of operations could be adversely affected.

WE CARRY A REASONABLE AMOUNT OF PRODUCT LIABILITY INSURANCE. HOWEVER THERE CAN BE NO ASSURANCE THAT OUR EXISTING INSURANCE COVERAGE WOULD BE ADEQUATE IN TERM AND SCOPE TO PROTECT US AGAINST MATERIAL FINANCIAL EFFECTS IN THE EVENT OF A SUCCESSFUL CLAIM.

We could be subject to claims in connection with the products that we sell. There can be no assurance that we would have sufficient resources to satisfy any liability resulting from any such claim, or that we would be able to have our customers indemnify or insure us against any such liability. Although we have product and directors and officers' liability insurance, there can be no assurance that our insurance coverage would be adequate in term and scope to protect us against material financial effects in the event of a successful claim. We currently do not carry commercial general liability insurance providing comprehensive product liability coverage in all instances. We may in the future obtain such insurance provided it can be obtained at reasonable prices. However, there can be no assurance that such coverage, if obtained, would be adequate in term and scope to protect us. See "Description of Business - Liability Insurance" above.

SUBSTANTIALLY ALL OF OUR ASSETS ARE OUTSIDE THE UNITED STATES, WITH THE RESULT THAT IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST US OR ANY OF OUR OFFICERS.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

THE LOSS OF ANY ONE OF OUR TWO MAJOR CUSTOMERS MAY MATERIALLY AND ADVERSELY AFFECT US.

During fiscal 2007 we earned 58% of our revenue from our two largest customers. Accordingly, the loss of either of our two major customers may materially and adversely affect us. The loss of any major customer, or significant reductions by any of them in buying our products, or any inability on our part to collect accounts receivable from them, would materially and adversely affect our business and results of operations.

WE MAY EXPERIENCE DIFFICULTY IN OBTAINING COMPONENTS AND RAW MATERIALS, AND WE COULD BE MATERIALLY AND ADVERSELY AFFECTED AS A RESULT.

Our current products, and the products that we may provide in the future, embody new technologies. Certain of the components and raw materials used in our products are difficult to obtain and/or require purchase commitments to be made by us far in advance of the manufacturing date. The inability to obtain sufficient quantities of components or raw materials, or the inability to forecast purchase requirements accurately, could adversely affect our business and results of operations. Similarly, commitments to purchase components and raw materials in excess of customer demand for our products could materially and adversely affect our results of operations. See "Description of Business - Raw Materials and Principal Suppliers" above.

THE LOSS OF ANY OF OUR CONTRACT MANUFACTURERS MAY MATERIALLY AND ADVERSELY AFFECT US.

We contract the manufacture of our products to third parties. In certain cases, we do not have an alternative source of manufacturing, and a suitable replacement would be time-consuming and expensive to obtain. If, for any reason, one of our third party manufacturers is unable or refuses to produce our products, our business, financial condition and results of operations would be materially and adversely affected. See “Description of Business - Raw Materials and Principal Suppliers" above.

WE DEPEND TO A SIGNIFICANT EXTENT ON CERTAIN KEY PERSONNEL, THE LOSS OF ANY OF WHOM MAY MATERIALLY AND ADVERSELY AFFECT OUR COMPANY.

Our success depends to a significant extent on the continued service of certain key management personnel, including, Dave Warkentin, our President and Chief Executive Officer, Jeff Finkelstein, our Chief Financial Officer, Shawn Lammers, our Vice-President, Engineering, and Greg Tooke, our Vice-President, Product and Supply Chain. The loss or interruption of services from one or more of these personnel, for whatever reason, could have a material adverse effect on us. In the event of the loss of services of such personnel, no assurances can be given that we will be able to obtain the services of adequate replacement personnel. We do not maintain key person insurance on the lives of any of our officers or employees. See "Management" below.

FUTURE SALES BY OUR STOCKHOLDERS MAY CAUSE OUR STOCK PRICE TO DECLINE AND MAY GREATLY REDUCE OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

Conversion of our convertible debentures and preferred shares into our common stock and subsequent sales thereof in the public market could lower the market price of our common stock. Sales of our common stock in the public market may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.

THE SALE OF OUR STOCK UNDER OUR FLOATING RATE CONVERTIBLE DEBENTURES COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH MAY CONTRIBUTE TO THE FUTURE DECLINE OF OUR STOCK PRICE.

In many circumstances the provision of financing based on floating-rate convertible debentures has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being sold into the market exceed the market's ability to absorb the increased stock. Such an event could exert further downward pressure on the price of our common stock. Even if we use the proceeds from the issuance of our floating rate Convertible Debentures to grow our revenues and profits or invest in assets that are materially beneficial to us, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market of our stock, the price will likely decline.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY AFFECT OUR STOCKHOLDERS' ABILITY TO SELL SHARES OF OUR COMMON STOCK.

There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock within short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. The factors may negatively impact shareholders' ability to sell shares of our common stock.

RISKS RELATED TO OUR COMMON STOCK

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

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

•	In order to approve a person's account for transaction, setting forth the identity and quantity of the penny stock to be purchased.

•	Obtain financial information and investment experience objectives of the person; and

•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	States that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

•
Brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

THE HOLDERS OF OUR CONVERTIBLE DEBENTURES AND PREFERRED SHARES HAVE THE OPTION OF CONVERTING THE CONVERTIBLE DEBENTURES AND PREFERRED SHARES INTO SHARES OF OUR COMMON STOCK, AND WE MAY ELECT TO MAKE PRINCIPAL REPAYMENTS AND/OR INTEREST PAYMENTS UNDER THE CONVERTIBLE DEBENTURES IN SHARES OF OUR COMMON STOCK. THE HOLDERS OF THE CONVERTIBLE NOTES MAY ALSO EXERCISE THEIR COMMON STOCK PURCHASE WARRANTS. IF THE CONVERTIBLE DEBENTURES ARE CONVERTED OR THE SHARE PURCHASE WARRANTS ARE EXERCISED, THERE WILL BE DILUTION OF YOUR SHARES OF OUR COMMON STOCK.

The issuance of shares of our common stock upon conversion, as principal repayments on or as interest payments on the convertible notes and upon exercise of the share purchase warrants will result in dilution to the interests of other holders of our common stock, since the holders of the convertible notes may sell all of the resulting shares into the public market. The principal amount of the convertible notes may be converted at the option of the holders into shares of our common stock and are subject to adjustment pursuant to the anti-dilution provisions as set forth in each of the convertible notes. In addition, we may elect to make principal repayments on the convertible notes or interest payments on all of the convertible notes in shares of our common stock. Each convertible note and each share purchase warrant is subject to anti-dilution protection upon the occurrence of certain events. If, among other things, we offer, sell or otherwise dispose of or issue any of our common stock (or any equity, debt or other instrument that is at any time over its life convertible into or exchangeable for our common stock) at an effective price per share that is less than the conversion price of the convertible note or the exercise price of the share purchase warrant, the conversion price of the convertible notes or the exercise price of the warrants will be reduced to a price which is equal to that lower effective price.

As of October 17, 2007, we are obligated to issue an aggregate of approximately 10,910,645,360 shares of common stock under all of our securities and commitments. The break down of such issuances is described under notes 9 and 11 in our financial statements. The conversion of these securities assume market conditions as at October 17, 2007, when in fact such issuances of shares may be greater or less due to market conditions at the time of conversion of certain convertible debentures.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities

Our principal executive offices are located at #150 - 13151 Vanier Place, Richmond, British Columbia, V6V 2J1. On March 23, 2005, we extended the term of our lease to August 31, 2010 and expanded our 15,364 square foot facility by approximately 4,000 square feet. The lease modification includes a CDN$100,000 tenant improvement allowance.  This facility consists of an office and administration area, an engineering department, a prototype production facility and a warehouse. We vacated the additional 4,000 square feet facility on February 28, 2007 and entered into a new lease agreement for the remaining 15,364 square feet on April 30, 2007 with an effective date of March 1, 2007 and an expiry date of February 28, 2013.

Our subsidiary, SmarTire Europe Limited, leases a 9,069 square foot facility at Park 34, Didcot, Oxfordshire, United Kingdom OX11 7WB for a 15 year term ending February 20, 2016. This facility consists of an office and administration area and a warehousing area. We closed this facility effective February 28, 2007 and are currently in final negotiations to sublease the property. To date, the closure of this facility has not had a material impact on our sales to European customers and we do not believe it will have a future material impact on future sales to European customers. We have also retained two SmarTire Europe sales employees.

We expect that our current facilities will be sufficient for the foreseeable future. To the extent that we require additional space in the near future, we believe that we will be able to secure additional leased facilities at commercially reasonable rates.

ITEM 3. LEGAL PROCEEDINGS

On January 30, 2006, Travel Technology Innovations LLC ("TTI") provided us with a demand for arbitration. TTI alleged that we breached the sales and distribution agreement with them dated March 14, 2005 by seeking to prematurely terminate the agreement in violation of its terms, thereby damaging TTI through lost profits. On March 21, 2006, TTI amended their claim from $1 million to an amount greater than $1 million but not more than $5 million. We reached a final agreement on February 6, 2007 regarding the settlement of TTI’s claims involving the payment by us to TTI of the sum of $63,068. In addition, we agreed to pay TTI 5% of our sales to Camping World from September 1, 2006 to January 31, 2008. To July 31, 2007 we have paid TTI $7,714 in royalties. As at July 31, 2007, we owe TTI $1,168 in royalty payments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

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

QUARTER ENDED	HIGH	LOW

July 31, 2007	$0.019	$0.006

April 30, 2007	$0.039	$0.015

January 31, 2007	$0.050	$0.032

October 31, 2006	$0.065	$0.034

July 31, 2006	$0.083	$0.044

April 30, 2006	$0.084	$0.050

January 31, 2006	$0.099	$0.059

October 31, 2005	$0.13	$0.075

Our common shares are issued in registered form. On March 31, 2007 we changed our transfer agent to Worldwide Stock Transfer, LLC ( 885 Queen Anne Road, Teaneck, New Jersey 07666 (telephone: (201) 357-8650, facsimile (201) 357-8648)) who is now the registrar and transfer agent for our common shares.

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

As of October 17, 2007, we had 541,715,706 shares of common stock outstanding and 389 stockholders of record.

DIVIDEND POLICY

We have never declared or paid dividends on our common stock, and we do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

The following change in our securities occurred during the three months ended July 31, 2007 and from August 1, 2007 to October 17, 2007:

•
By amended conversion notice dated September 27, 2007, Staraim Enterprises Limited elected to convert $130,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 23,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•	On September 28, 2007, we issued 100,000 warrants exercisable at $0.03 per share into shares of our common stock to SKS Consulting of South Florida Corp. pursuant to a consulting agreement.

•
By conversion notice dated September 19, 2007, Starome Investments Limited elected to convert $51,200 of its 10% convertible debenture into common shares of the Company.  In response we issued 10,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By amended conversion notice dated September 12, 2007, Staraim Enterprises Limited elected to convert $130,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 23,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•	On August 31, 2007, we issued 100,000 warrants exercisable at $0.03 per share into shares of our common stock to SKS Consulting of South Florida Corp. pursuant to a consulting agreement.

•
On August 20, 2007, we issued, pursuant to Rule 506 of Regulation D under the Securities Act, for an aggregate purchase price of $350,000 a 10% convertible debenture due on or before April 27, 2010. We have paid Yorkville Advisors, LLC, a related party of Xentenial, a cash fee of $35,000 in connection with the securities purchase agreement out of the aggregate purchase price paid for this 10% convertible debenture.

•	On July 31, 2007, we issued 100,000 warrants exercisable at $0.03 per share into shares of our common stock to SKS Consulting of South Florida Corp. pursuant to a consulting agreement.

•
By conversion notice dated July 17, 2007, Starome Investments Limited elected to convert $21,800 of its 10% convertible debenture into common shares of the Company.  In response we issued 2,500,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated July 12, 2007, Cornell Capital Partners elected to convert 625 Class A preferred shares valued at $100,000 into common shares of the Company.  In response we issued 10,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated July 11, 2007, Cornell Capital Partners elected to convert 625 Class A preferred shares valued at $100,000 into common shares of the Company.  In response we issued 10,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•	On July 10, 2007, we issued 100,000 shares of our common stock to SKS Consulting of South Florida Corp. pursuant to a consulting agreement.

•	On June 30, 2007, we issued 100,000 warrants exercisable at $0.03 per share into shares of our common stock to SKS Consulting of South Florida Corp. pursuant to a consulting agreement.

•
By conversion notice dated June 15, 2007, Cornell Capital Partners elected to convert 1,026 Class A preferred shares valued at $164,160 into common shares of the Company.  In response we issued 16,416,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•	On June 12, 2007, we issued 100,000 shares of our common stock to SKS Consulting of South Florida Corp. pursuant to a consulting agreement.

•	On May 30, 2007, we issued 100,000 warrants exercisable at $0.03 per share into shares of our common stock to SKS Consulting of South Florida Corp. pursuant to a consulting agreement.

•
By conversion notice dated May 17, 2007, Cornell Capital Partners elected to convert 840 Class A preferred shares valued at $134,400 into common shares of the Company.  In response we issued 13,440,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•	On May 9, 2007, we issued 100,000 shares of our common stock to SKS Consulting of South Florida Corp. pursuant to a consulting agreement

•
By conversion notice dated May 1, 2007, Cornell Capital Partners elected to convert 500 Class A preferred shares valued at $80,000 into common shares of the Company.  In response we issued 8,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•	On April 30, 2007, we issued 100,000 warrants exercisable at $0.03 per share into shares of our common stock to SKS Consulting of South Florida Corp. pursuant to a consulting agreement.

•	On March 31, 2007, we issued 100,000 warrants exercisable at $0.03 per share into shares of our common stock to SKS Consulting of South Florida Corp. pursuant to a consulting agreement.

•
On February 28, 2007, we issued 400,000 warrants, of which 200,000 are exercisable at $0.03 per share and 200,000 are exercisable at $0.06 per share, into shares of our common stock to SKS Consulting of South Florida Corp. pursuant to a consulting agreement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition, changes in financial condition and results of operations for the fiscal years ended July 31, 2007 and 2006 should be read in conjunction with the audited annual financial statements and the notes thereto.

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 2007 vs. Fiscal Year Ended July 31, 2006
Revenue

Gross revenue for the fiscal year ended July 31, 2007 increased to $3,661,821 from $3,455,649 in our fiscal year ended July 31, 2006. This breakdown of the sources of our gross revenue is as follows:

•
Sales of TPMSs to OEMs for installation on new and existing buses increased to $1,062,174 in fiscal year 2007 from $952,824 in fiscal year 2006. Although we anticipate sales of this product to the OEM bus market to increase significantly in the next fiscal year as our customer base has increased, it is difficult for us to predict what the volume of sales will be as this is dependent on how quickly our new customers retrofit their fleets and integrate TPMSs into their production lines.

•
Sales of TPMSs to OEMs for new passenger cars increased to $1,502,597 in fiscal year 2007 from $1,143,554 in fiscal year 2006. The increase was primarily due to an increase in sales to Aston Martin, formerly Ford's flagship division until recently sold. As Aston Martin now supplies our TPMSs on all three of their platforms, we do not anticipate sales of this product to the OEMs to increase unless Aston Martin increases their production of vehicles as our sales and marketing efforts are focused on the commercial or truck, bus, recreational and off-highway vehicle markets.

•
Sales of TPMSs to OEMs for new recreational vehicle TPMSs increased to $274,191 in fiscal year 2007 from $254,095 in fiscal year 2006. Although we anticipate sales of this product to the OEM recreational vehicle (RV) market to continue to increase, it is difficult for us to predict what the volume of sales of this product will be as this will depend primarily on market acceptance.

•
Sales of TPMSs to the RV aftermarket decreased to $385,934 in fiscal year 2007 from $616,223 in fiscal year 2006. Sales of this product were significantly higher during the fiscal year ended July 31, 2006 as we received initial stocking orders from our major distributor of this product during this period. We anticipate sales of this product to the RV aftermarket to increase. However it is difficult for us to predict what the volume of sales will be as this will depend primarily on market acceptance and our customers implementation schedules.

•
Sales of TPMSs to the truck market increased to $161,509 in fiscal year 2007 from $70,490 in fiscal year 2006. We anticipate that sales to this market will increase significantly in fiscal 2008 as we expect to ship product to new OEM customers that we have been working with for the last twelve to eighteen months. Although interest in this product is very high, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance.

•
Sales of TPMSs to the off-highway aftermarket decreased to $30,999 in fiscal year 2007 from $56,189 for the year ended July 31, 2006. While we anticipate sales to this market to increase significantly in fiscal 2008, it is difficult for us to predict what the volume of sales will be, as this will depend primarily on market acceptance and our customers implementation schedules.

•
Sales of TPMSs to the aftermarket passenger car market decreased to $83,570 in fiscal year 2007 from $240,676 in fiscal year 2006. As our sales and marketing efforts are not focused on this market, we do not anticipate future sales of this product to be significant.

•
Sales of aftermarket motorcycle TPMSs increased to $34,227 in fiscal year 2007 from $31,244 in fiscal year 2006. As discussed above, as our sales and marketing efforts are not focused on this market, we do not anticipate future sales of this product to be significant.

•	Service revenue for assistance in installing TPMSs and training customers and making customer specific software changes increased to $87,114 in fiscal 2007 from $0 in fiscal year 2006.

•	Sales of miscellaneous products and services decreased to $39,506 in fiscal year 2007 from $90,354 in fiscal year 2006.

Gross Margin

Gross margin on sales increased to 26.9% in fiscal year 2007 from 8.5% in fiscal year 2006. The gross margin for fiscal year ended 2006 included an inventory write-down of $700,000 for slow moving aftermarket passenger car TPMSs and motorcycle TPMSs. Excluding the inventory write-down, our gross margin for fiscal 2006 was 28.8%. We anticipate that as sales volumes of our higher margin truck, bus, RV and off-highway TPMS products increase in fiscal 2008 that our gross margin will also increase.

Expenses

Expenses increased to $7,744,693 in fiscal year 2007 from $7,099,129 in fiscal year 2006 primarily due to a stock-based compensation expense of $681,878 in fiscal 2007 compared to a stock-based compensation recovery of $3,087,145 in fiscal year 2006. As a result of our cost reduction initiatives undertaken in fiscal 2007, we anticipate fiscal 2008 operating expenses to decrease by approximately 25% from fiscal 2007.

Engineering, research and development expenses increased to $2,734,148 in fiscal year 2007 from $1,891,961 in fiscal year 2006 primarily due to a stock-based compensation expense of $315,545 in fiscal 2007 compared to a stock-based compensation recovery of $1,269,686 in fiscal year 2006. In addition, fiscal 2007 expenses were impacted by a decrease in product development and product testing, less travel and lower wage expense. The decrease in wage expense was due to a reduction in the number of engineering related employees.

Marketing expenses increased to $1,642,384 in fiscal year 2007 from $1,535,160 in fiscal year 2006 primarily due to a stock-based compensation of $220,661 in fiscal 2007 compared to a stock-based compensation recovery of $263,122 in fiscal year 2006. In addition, fiscal 2007 expenses were impacted by the closing our SmarTire Europe office in the UK, lower advertising and promotion expenses, less travel expenses, lower wage expense and an increase in demos provided to our potential customers for fleet trials. Wage expenses decreased mainly due to the termination of our former SmarTire Europe Managing Director.

General and administrative expenses increased to $2,922,461 in fiscal year 2007 from $2,368,118 in fiscal year 2006 primarily due to a stock-based compensation expense of $145,672 in fiscal 2007 compared to a  stock-based compensation recovery of $1,554,337 in fiscal year 2006. Other decreases in general and administrative expenses were primarily attributed to a decrease in insurance costs, public relation expenses, legal fees and wages. The decrease was partially offset by an increase in our rent expense and the settlement with one of our distributors as more fully explained under “Legal Proceedings”. Rent increased substantially as we recorded the estimate of terminating our lease in our UK lease facility. The decrease in professional fees occurred as legal expenses were higher during  fiscal year 2006 when we incurred legal costs to defend against a lawsuit from a debenture holder and to restructure both our $30 million 10% convertible debentures issued on June 23, 2005 by us to Cornell Capital Partners, LP and our $160 million equity line of credit entered into in June 2005, issued to us by Cornell Capital Partners, LP., which was replaced with a new $100 million Standby Equity Distribution Agreement on December 30, 2005. The decrease in wages occurred as a result of a reduction in the number of administrative related employees.

Depreciation and amortization

Depreciation and amortization expense decreased to $445,700 in fiscal year 2007 from $1,303,889 in fiscal year 2006. We do not anticipate significant changes in our depreciation and amortization expense in fiscal 2008.

Interest and finance charges

Interest and finance charges decreased to $12,115,066 in fiscal year 2007 from $24,262,542 in fiscal year 2006. Interest and finance charges in fiscal year 2007 included non-cash interest of $12,028,029 compared to non-cash interest of $23,207,528 in fiscal year 2006. Non-cash interest expense in fiscal year 2007 includes accrued interest expense on our convertible debentures, interest accretion on our convertible debentures and amortization of deferred charges related to our convertible debentures.  In addition to accrued interest expense on our convertible debentures, interest accretion on our convertible debentures and amortization of deferred charges related to our convertible debentures, the non-cash interest expense in fiscal 2006 includes a $16 million fee paid on June 23, 2005 for our $160 million standby equity distribution agreement with Cornell Capital Partners, which was replaced by a $100 million standby equity distribution agreement on December 30, 2005, plus related professional fees and interest expense.

Interest Income

Interest income decreased to $31,286 in fiscal year 2007 from $222,332 in fiscal year 2006. This decrease was due to lower cash balances maintained during fiscal year 2007.

Loss on settlement of debt

A loss on the settlement of debt of $nil was incurred for fiscal year 2007 as compared to a loss on the settlement of debt of $214,274 for fiscal year 2006. The loss on settlement of debt represents the aggregate consideration provided less the face value of the debt. The loss on settlement of debt occurred as on April 21, 2005, Bristol Investment Fund, Ltd., a holder of our discounted debentures in the amount of $91,726, commenced a lawsuit in the Supreme Court of New York against us, essentially alleging that we wrongfully refused to honor its request to convert the debt into 9,268,875 shares of our common stock. The lawsuit sought an order compelling us to pay $4,393,360 plus interest from April 25, 2005 for damages and attorneys fees.

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

Unrealized loss on derivative instruments

An unrealized derivative instrument loss of $1,030,415 was incurred in fiscal year 2007 as compared to compared to an unrealized gain of $2,521,841 in fiscal 2006. The unrealized derivative instrument loss/gain represents the mark to market adjustment on derivative instruments. There was no derivative instrument unrealized gain or loss subsequent to October 31, 2006 as effective November 1, 2006, as a result of early adopting FSP EITF No. 00-19-2, management has determined that the outstanding warrants and embedded conversion feature in its convertible debentures met the requirements for classification as equity items and consequently the derivative financial instruments were reclassified to additional paid in capital and accumulated deficit as discussed in Note 3(b) to the financial statements.

Foreign exchange gain/loss

A foreign exchange gain of $250,724 was incurred in fiscal year 2007 as compared to a foreign exchange loss of $292,220 in fiscal year 2006. Our operating expenses are adversely impacted by a lower US dollar against the Canadian dollar as a significant portion of our operations are paid in Canadian dollars. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position at July 31, 2007 was $350,018 as compared to $1,988,420 at July 31, 2006. This decrease was due to the net of our use of cash in operating and investing activities and cash provided by financing activities as described below.

Our net loss of $19,621,808 for fiscal year 2007 includes non-cash charges of $445,700 for depreciation and amortization, a stock based compensation expense of $681,879, an unrealized loss on derivative investments of $1,030,415, an expense of $341,788 for the payment of debt through the issuance of common shares, an expense of $22,658 for the repricing of stock options, an expense of $16,677 for the issuance of common shares and warrants for services rendered and $12,028,029 for interest and finance charges as disclosed above under interest and finance charges. Increases in non-cash working capital during the year amounted to $274,602. Non-cash working capital changes included decreases in accounts receivable, inventory, prepaid expenses and accounts payable and accrued liabilities. The net cash used in operating activities for fiscal 2007 was $4,780,060.

Net cash used in operating activities

Net cash used in operating activities was $4,780,060 during fiscal year 2007, compared to $7,876,553 during fiscal 2006. The decrease in cash used in fiscal 2007 was primarily due to the following factors:

(i)	the closure of our European office;
(ii)	the reduction in the number of our employees by approximately 45%;
(iii)	the issuance of shares to settle debt;

Net cash used in investing activities

Net cash used in investing activities was $346,579 during fiscal year 2007 compared to $246,575 during fiscal 2006. The cash used in the current year was used to find the purchase of property and equipment which is primarily used to manufacture our products.

Net cash provided by financing activities

Net cash provided by financing activities was $3,590,102 during fiscal year 2007 compared to net cash used of $78,200 during fiscal year 2006.

During fiscal year 2007, we received $121,500 through the exercise of employee stock options and gross and net proceeds of $4.15 million and $3.69 million respectively through the sale of convertible debentures as follows and explained in further detail in note 9 to the financial statements:

		Gross	Financing	Net
	Date	Proceeds	costs	Proceeds
(1)	November 2006	$ 1,200,000	$ 130,000	$ 1,070,000
(2)	January 2007	684,000	83,400	600,600
(3)	February 2007	334,000	33,400	300,600
(4)	March 2007	782,000	78,200	703,800
(5)	April 2007	1,150,000	135,000	1,015,000

		$ 4,150,000	$ 460,000	$ 3,690,000

In addition, we incurred an additional $221,398 in financing expenses, of which $31,844 were for professional fees to review the convertible debentures and related agreements and $189,554 were for professional fees incurred to file four registration statements, including three amendments to register our November 2007, 1.2 million debentures.

On August 27, 2007, pursuant to a securities purchase agreement with Xentenial Holdings Limited dated April 27, 2007 we sold a second convertible debenture to Xentenial Holdings Limited for gross proceeds of $350,000 and net proceeds of $315,000. Terms of the debenture are the same as the debenture issued on April 27, 2007 as disclosed in note 9(h) to the financial statements.

During fiscal year 2006, we realized aggregate gross cash proceeds of $171,800 as follows:

•	On October 20, 2005, a warrant holder exercised 1,100,000 warrants at an exercise price of $0.10 for gross proceeds of $110,000.

•	During fiscal year 2006, 2,060,000 stock options were exercised for gross proceeds of $61,800.

In addition, we paid $250,000 to settle a debt as described above under “loss on settlement of debt”.

FUTURE OPERATIONS

Presently, our cash flow generated from operations is not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months.

At July 31, 2007, we had cash of approximately $350,000. During August, we issued a convertible debenture and received net proceeds of $315,000. However, as our management projects that we will require a minimum of $2.4 million and a maximum of $45.1 million to fund our debt repayments, ongoing operating expenses and working capital requirements through July 31, 2008, as detailed below, we may require up to $44.435 million in financing through the next twelve months in order to continue in business as a going concern.

	Estimated Range
Marketing	$ 1,200,000	$ 1,400,000
Engineering, research and development	1,750,000	2,000,000
General and administrative	1,750,000	2,000,000
Capital Purchases	60,000	300,000
Debt repayment (1)	-	42,200,000
General Working Capital (2)	(2,360,000)	(2,700,000)

TOTAL	$ 2,400,000	$ 45,200,000

(1)
Principal payments on all of our outstanding debt and interest payable due within the next twelve months, excluding $500,000 of interest payable in cash under our June 2005 10% convertible debentures and interest payable under our May 2005 5% convertible debenture is convertible into shares of our common stock. Principal due under our June 2005 10% convertible debentures must be converted into shares of the Company on June 23, 2008. However, this conversion is limited to 4.9% of our outstanding shares for each debtholder and related group of debtholders.

(2)
Our working capital requirements are impacted by our inventory requirements. Therefore, any increase in sales of our products will be accompanied not only by an increase in revenues, but also by an increase in our working capital requirements.

The continuation of our business is dependent upon obtaining further financing, further market acceptance of our current products and any new products that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations.

We plan to raise additional capital required to meet the balance of our estimated funding requirements through July 31, 2008, through either:

(1)	issuance of either convertible debt or equity;
(2)	sale of rights to market our product;
(3)	license of our technology;
(4)	settlement of patent infringement lawsuit-we launched a patent infringement lawsuit against Siemens VDO Automotive Corp. and Schrader-Bridgeport International, Inc. on September 12, 2007

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

In addition, despite our $100 million Standby Equity Distribution Agreement (“SEDA”) with YA Global Investments LP, formerly Cornell Capital Partners, it is uncertain when we will be permitted to draw down on it as drawdowns are subject to an effective registration statement covering the underlying shares.  Based on our current market capitalization and outstanding debentures, we do not believe that our SEDA is currently a viable source of financing.

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

Impairment of Long Lived Assets

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

Convertible Debentures

In December 2006, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position Emerging Issues Task Force (“EITF”) Issue No. 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”), which addresses our accounting for registration payment arrangements.  FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”.

We have previously entered into convertible debt agreements under which we are obliged to register the underlying common shares with the Securities and Exchange Commission and to maintain such registration over a period specified in the respective agreements so that the convertible debenture holders could sell their shares if the debt was converted.  In the event the registration statements are not filed by the scheduled filing deadline or is not declared effective by the SEC, then as partial relief for the damages to any holder, we are obliged to pay as a liquidated damage to the holder, at the holder’s option, either a cash amount or shares of our common stock within 3 business days, equal to 2% of the liquidated value of the convertible debentures or preferred shares outstanding for each 30 day period after the scheduled filing deadline or scheduled effective date.  For certain of the debentures and our preferred shares, there are no alternative settlement methods in the agreement and there is no limit on the maximum potential amount of consideration payable as damages.  For certain other debentures, the registration right agreement limits the amount of damages to not exceed 20% of the aggregate purchase price for all investors, aggregating to $830,000.

We have not filed or made effective registration statements underlying the majority of our debenture and preferred share obligations.  However, management has obtained waivers from the various holders of these convertible debentures and preferred shares, which indicates that we are not considered in default of these agreements pending the filing of a new registration statement and the holders waive their rights under the default provisions affected by this non-compliance, until January 1, 2008.  While management will apply its best efforts to have the various registration statements filed and declared effective or alternatively to extend the current waivers, there can be no assurances that we will succeed in obtaining the required approvals or waiver extensions.  The result of not obtaining these effective registration statements or extended waivers could have a significant impact on the operations of our company.  However, as at July 31, 2007, it is management’s opinion that we will be able to obtain future waivers from the various holders of these instruments, that will waive the holder’s rights under the default provisions affected by the non-compliance of not filing or making effective a registration statement as required under the terms of this agreement until such time as the convertible instruments are settled.  As such, we have not accrued any liabilities related to these liquidated damages associated with this non-compliance for any of the periods presented.

Stock-Based Compensation

Stock options granted are accounted for under SFAS No. 123R “Share-Based Payment” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned.  SFAS No.123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the fair value of those instruments on the measurement date which generally is the grant date, with limited exceptions.  We have adopted SFAS No. 123R as of August 1, 2006 using the modified prospective method of adoption. The adoption of SFAS No. 123R did not have a material effect on our financial position or cash flow for any period.

Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employee consultants. We measure stock-based compensation cost at measurement date, based on the estimated fair value of the award, and generally recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period or the period during which the related services are provided by the non-employee consultants and the options are earned. We estimate the fair value of stock options using the Black-Scholes option pricing model.

The expected volatility of options granted has been determined using the volatility of our company’s stock. The expected volatility for options granted during the year ended July 31, 2007 was between 140% and 145%. The expected life of options granted was determined to be five years.  For the year ended July 31, 2007, the risk free interest rate used was between 3.87% and 4.54%. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period.

Operating expenses include stock-based compensation expense. For the year ended July 31, 2007, we recorded an expense of $681,879 in connection with stock option grants. A future expense of non-vested options of $184,446 is expected to be recognized over a weighted-average period of one year.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method. Under this method, deferred income taxes are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts and their respective income tax bases and for loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. Deferred income tax assets are evaluated and if their realization is not considered to be "more likely than not", a valuation allowance is provided.

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

However, we currently have a verbal agreement to sublease our facilities in the United Kingdom. We are currently working on finalizing the agreement.

ITEM 7. FINANCIAL STATEMENTS

See index to the Consolidated Financial Statements beginning on page 58.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

As of October 17, 2007, there were no significant corrective actions taken by our Company or other changes made to these internal controls. Our Company's management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table shows the positions held by our board of directors and executive officers, and their ages as of October 17, 2007:

Name	Age	Position

Dave Warkentin	49	President and Chief Executive Officer, Director
Jeff Finkelstein	46	Chief Financial Officer
Shawn Lammers	40	Vice President, Engineering
Greg Tooke	39	Vice President, Product and Supply Chain
William Cronin(1)(2)(3)	60	Director
Martin Gannon(1)(2)(3)	55	Director
Geroge O'Leary (1)(2)(3)	44	Director

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Independent director in accordance with Nasdaq rules

Business Experience and Principal Occupation of Directors, Executive Officers and Significant Employees

The following is a brief discussion of the business experience of our current directors and executive officers and key employees during the past five years:

David Warkentin

On May 7, 2007, our Board of Directors appointed Dave Warkentin to fill one of the vacancies on our board of directors created by the resignations of Robert Rudman and Johnny Christiansen.  Effective October 20, 2006, Mr. Warkentin was appointed as our President and Chief Executive Officer. Mr. Warkentin joined our company on August 8, 2005, as Vice President of Sales and Marketing. During 2004 and 2005, Mr. Warkentin was the Vice President of Sales of Intrinsyc Software International, Inc. (TSX: ICS), a Canadian public company that provides engineering services to wireless mobile device makers as well as licensable software for the wireless telephone handset market. From 2000 until 2004, Mr. Warkentin was the Director of Sales for Silent Witness Enterprises Ltd., a Canadian company that manufactures security cameras and digital video recorders targeted to the financial, educational and corrections markets. Also during 2000, Mr. Warkentin was the North American Sales Manager for Digital Dispatch Systems, and was responsible for a sales team selling mobile dispatch hardware and software solutions directly to end-users.

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

Greg Tooke

Mr. Tooke was appointed to the position of Vice President, Product & Supply Chain of SmarTire Systems in May 2007 and brings to the company over 15 years of product and program management experience in the Transportation and High-Technology industries. Mr. Tooke joined SmarTire in September 1998 as the European Technical Manager based in the UK, and was responsible for all customer and product integration activities. During his career, Mr. Tooke has held various product and business development roles dealing with vehicle manufacturers and their suppliers globally.  Mr. Tooke most recently served as Director of Business & Product Development within SmarTire and has been integral in defining the company’s current SmartWave product and market strategy. Mr. Tooke holds an MBA from the Open University Business School in the UK.

William Cronin

Mr. Cronin has been a director since June, 2001 and previously served as a director from November 17, 1995 to April 25, 1998. Mr. Cronin was appointed as interim chairman of the board on May 7, 2007.  Since 1986, Mr. Cronin has been the owner of Madison Financial Services, a registered investment adviser firm located in Madison, Connecticut, specializing in tax, pension investing planning strategies and portfolio management.

Martin Gannon

Mr. Gannon joined our company as a director on February 3, 2003. Mr. Gannon has been a Certified Public Accountant since 1980. He has been a partner and the vice president of the accounting firm of Barron Gannon & Co., P.C. since 1982. In his advisory role to his clientele, he has assisted companies from their inception to maturity.

George O'Leary

On May 7, 2007, our Board of Directors appointed George O'Leary to fill the other vacancy on our board of directors created by the resignation of Robert Rudman and Johnny Christiansen.  George O’Leary has been the President of SKS Consulting of South Florida Corp. since 2000.  Mr. O’Leary started SKS Consulting of South Florida Corp. in 2000 with the mission to help companies focus on their core businesses while shedding their non-core business assets.  Through SKS Consulting of South Florida Corp., Mr. O’Leary provides management consulting services to our company under a one year agreement dated January 23, 2007 Through SKS Consulting of South Florida, Mr. O’Leary provides management consulting services to various other companies, as well, including NS8 Corp. [OTC:NSEO], NeoMedia Technologies, Inc. (OTCBB:NEOM) and NeoGenomics, Inc. (OTCBB:NGNM).  Since April 12, 2007, he has been a director of NS8 Corp. [OTC:NSEO] and, since April 18, 2007 he has served as that company’s Chief Financial Officer.  SKS Consulting of South Florida provides consulting services to NS8 Corp.  Through SKS Consulting, Mr. O’Leary also provides management consulting services to NeoMedia Technologies, Inc. (OTCBB:NEOM).  He has been a member of their board of directors since February 2, 2007.  Since October, 2004, Mr. O’Leary has provided consulting services through SKS Consulting to NeoGenomics, Inc. (OTCBB:NGNM) and has served as a member of its board of directors since June 22, 2005.  From 1996 to 2000, Mr. O’Leary was CEO and President of Communication Resources Incorporated.  Prior to 1996, Mr. O’Leary was Vice President of Operations of Cablevision Industries.  Mr. O'Leary held various positions including VP of Operations for Cablevision Industries from 1987 to 1996.  Mr. O'Leary was a CPA with Peat Marwick Mitchell from 1984 to 1987. He received his BBA degree in Accounting from Siena College in Albany, New York.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. However, as a foreign private issuer, our insider reports are filed only in Canada on its SEDI (system for electronic disclosure by insiders) at www.sedi.ca.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended July 31, 2007, all filing requirements applicable to our executive officers and directors and greater than 10% shareholders were complied with.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table presents information concerning the total compensation of our chief executive officer and our two other most highly compensated officers, or our Named Executive Officers, for services rendered to us in all capacities for the fiscal year ended July 31, 2007.

Summary Compensation Table

Summary Compensation
Name and Principal Position	Year	Salary	Bonus (2)	Option awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compen- sation	Total ($)

Dave Warkentin Principal Executive Officer	2007	$176,117	-	$115,201	-	-	$13,324(2)	$304,642
Jeff Finkelstein Chief Financial Officer	2007	$156,435	-	$26,442	-	-	-	$182,877
Shawn Lammers Vice-President, Engineering	2007	$139,601	-	$21,815	-	-	-	$161,416

*
The average of the closing foreign exchange rates for fiscal 2007 as calculated by using the reported daily rates posted by the Federal Reserve Bank of New York, was CDN$1.1258 to every US$1.00. For the purposes of this table, executive compensation paid in Canadian currency to the Named Executive Officers has been converted into United States currency at the rate of CDN$1.1258 to every US$1.00.

(1)
The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)
Represents sales commissions of $ 20,125 and $13,424 earned by Mr. Warkentin during fiscal 2006 and 2007 respectively. The commissions were earned while he was in the position of Vice-President of Sales and Marketing.

A description of the methodology and assumptions used in valuing the option awards granted to our officers and directors during the year ended July 31, 2007 is provided in Note 12 to the consolidated financial statements attached to this Annual Report.  Beginning on August 1, 2006 we began accounting for stock options granted pursuant to the stock plans, under the provisions of SFAS 123(R), which requires recognition of the fair value of equity-based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award. We have elected to use the modified prospective method under which we record compensation expense for all awards granted after August 1, 2006 and for the unvested portion of previously granted awards outstanding as of August 1, 2006. The expense above relates to awards granted prior to August 1, 2006.  The assumptions used in computing the fair value were as follows:

Expected dividend yield	0%
Expected stock price volatility	140 - 145%
Risk-free interest rate	3.54 - 4.53%
Expected life of options and warrants	5 years

Compensation of Directors

Directors and executive officers have received from time to time incentive stock options to purchase Common Shares as awarded by the Board of Directors in consultation with the Compensation Committee.

Effective November 2, 2004 the Company revised its formal directors' compensation policy whereby directors are compensated for all meetings that they attend in person at the rate of $1,500 per day, which includes travel time to and from each meeting, and for all meetings that they participate by teleconference or other electronic means at the rate of $500 per day. Effective July 26, 2007 the Directors agreed to revise the daily meeting compensation rate to $1,000 per day. The Company has not yet formally supplemented its formal directors' compensation policy to reflect this change.

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

Effective March 27, 2006 the Company supplemented its formal directors' compensation policy whereby effective for fiscal 2006 year, non-employee directors are paid $35,000 as a base retainer, $5,000 for acting as a member of a committee, $10,000 for acting as the chair of a committee, $15,000 for acting as the chair of the audit committee and $50,000 for acting as the chairman of the Board of Directors. On July 23, 2007, the directors agreed to reduce their annual retainer to $4,000 per month, effective May 1, 2007, of which $2,500 will be paid in shares and $1,500 would be paid in cash. The Company has not yet formally supplemented its formal directors' compensation policy to reflect this change.

The Company's Board of Directors may award special remuneration to any director undertaking any extraordinary services on behalf of the Company other than services ordinarily required of a director. Other than as indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or extraordinary assignments.

Pursuant to a consulting agreement, Robert Rudman provided certain specified consulting services to us for a monthly fee of $20,000 per month until June 30, 2006 when the monthly fee was reduced to $10,000 per month. On May 7, 2007, the consulting agreement was terminated.  The effective date of termination was February 28, 2007.

Pursuant to a consulting agreement, Mr. O’Leary provides us with additional consulting services. Our consulting agreement with SKS Consulting of South Florida Corp. is for a twelve (12) month term commencing January 1, 2007 and expiring December 31, 2007 with automatic renewals on a month-to-month basis unless either of SKS or we elect to terminate, which we are permitted to do on 30 days written notice at anytime after the initial 12 month term provided that while any portion of our $1.8 million and $1.5 million debentures issued in 2007 remain outstanding, we obtain the debenture holders consent.  Under the consulting agreement, SKS will provide us with the services of Mr. George O’Leary for an aggregate of one week per month. In consideration for these services, we have agreed to compensate SKS as follows:

Daily remuneration of $1,000 per day for each day Mr. O’Leary spends working with our company and 100,000 restricted shares per month, to be paid/issued at the end of each month during the term.  In addition, we agreed to issue to SKS 100,000 share purchase warrants per month exercisable into common shares of at $0.03 per warrant.  The holders of our outstanding convertible debentures have agreed that the grant of these warrants at this exercise price will not cause any adjustment of the conversion price specified in any of those convertible debentures.

Our consulting agreement with SKS also provides that SKS can earn warrants to purchase up to an additional 500,000 of our common shares at an exercise price $0.06 per common share if the following milestones are achieved by our company:

Successful organizational restructuring by 2/28/07	100,000 warrants
Successful additional short-term financing by 3/31/07	100,000 warrants
Company at monthly breakeven by 12/31/07	200,000 warrants
Stock price at $0.12/share for a consecutive 30 day period	100,000 warrants

Total	500,000 warrants

As the Company has achieved the first two milestones, Mr. Leary was issued an additional 200,000 warrants during the fiscal year ended July 31, 2007.

There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers.

For the fiscal year ended July 31, 2007 the directors were paid as follows:

Name	Fees earned or Paid in Cash ($)	Stock awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Bill Cronin	$ 49,186	-	-	-	-	-	$ 49,186	(1)
Martin Gannon	50,922	-	-	-	-	-	50,922	(2)
George O'Leary	13,500	2,372	18,853	-	-	8,500	43,225	(3) and (6)
Dave Warkentin	-	-	-	-	-	-	-
Robert Rudman	62,525	-	-	-	-	70,000	132,525	(4)
Johnny Christiansen	25,764	-	-	-	-	-	25,764	(5)

	$ 201,897	$ 2,372	$ 18,853	$ -	$ -	$ 78,500	$ 301,622

(1)	$28,900 paid in fiscal 2007; $103,342 owed at July 31, 2007.
(2)	$3,900 paid in fiscal 2007; $74,633 owed at July 31, 2007.
(3)
$Nil fees paid in cash for director fees; $8,500, net of $1,275 of withholding taxes paid in consulting fees; 600,000 common shares valued at $2,372 and 900,000 warrants of which 700,000 are exercisable at $0.03 per share and 200,000 are exercisable at $0.06 per share were issued as consulting fees.

(4)	$80,000 paid in fiscal 2007 representing consulting fees earned of $10,000 in fiscal 2006 and $70,000 in fiscal 2007.
3,679,604 shares of common stock issued as settlement for $72,525 in directors fees representing $62,525 earned in fiscal 2007 and $10,000 in directors fees owed from fiscal 2006.
(5)
$4,500 paid in fiscal 2007; 3,679,604 shares of common stock issued as settlement for $40,208 in directors fees representing $25,764 earned in fiscal 2007 and $14,444 in directors fees owed from fiscal 2006.

(6)
Warrants are accounted for under the provisions of SFAS 123(R), which requires recognition of the fair value of equity-based compensation. The fair value of warrants was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Effective, October 20, 2006, Leif Pedersen resigned from our Company as our President and Chief Executive Officer.

Effective, October 20, 2006 Dave Warkentin was appointed as our President and Chief Executive Officer.

Other than as discussed above, we have no plans or arrangements in respect of remuneration received or that may be received by Named Executive Officers of our company in fiscal 2006 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Named Executive Officer.

The following table provides details of the outstanding equity awards at the end of fiscal 2007.

Outstanding Equity Awards at Fiscal Year End

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Dave Warkentin	2,000,000		-	$0.035	8/10/2010	-	-	-	-
Principal	550,000	250,000		$0.035	12/29/2010
Executive Officer	250,000	250,000		$0.035	5/29/2010

Jeff Finkelstein	1,200		-	$1.16	8/28/2007	-	-	-	-
Chief Financial Officer	1,200			$1.39	8/28/2007
	1,200			$1.67	8/28/2007
	600			$2.00	8/28/2007
	600			$2.88	8/28/2007
	600			$1.00	10/23/2007
	2,334			$1.20	10/23/2007
	23,333			$1.44	10/23/2007
	23,333			$0.20	8/12/2008
	329,600			$0.03	12/19/2009
	3,000,000			$0.035	12/29/2010
	600,000
		600,000		$0.07	12/29/2010

Shaw Lammers	3,334		-	$1.16	8/28/2007	-	-	-	-
Vice-President,	3,333			$1.39	8/28/2007
Engineering	3,333			$1.67	8/28/2007
	1,700			$2.00	8/28/2007
	1,700			$2.40	8/28/2007
	1,700			$2.88	8/28/2007
	332,600			$0.20	8/12/2008
	3,000,000			$0.03	12/19/2009
	550,000			$0.035	12/29/2010
		550,000		$0.07	12/29/2010

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 17, 2007, certain information with respect to the beneficial ownership of shares of our common stock by each person known by us to be the beneficial owner of more than 5% of the shares of our common stock, by each person known by us to be the beneficial owner of more than 10% of the shares of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the number of shares shown, except as may be otherwise indicated.  Beneficial ownership consists of a direct interest in the Common Shares, except as otherwise indicated.

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Ownership	of Class(1)

William Cronin	2,899,746 (2)	*
180 Concord Drive
Madison, Connecticut, USA 06443

Martin Gannon	2,685,000 (3)	*
1275 Post Road
Fairfield, Connecticut, USA 06824

George O'Leary	2,200,000 (4)	*
SKS Consulting
950 Peninsula Corporate Circle Suite 2018
Boca Raton, FL 33487

Greg Tooke	1,415,400 (5)	*
12644 27A Street
Surrey, BC V4A 2N3

Jeff Finkelstein	5,022,010 (6)	*
3460 Regent Street
Richmond, BC V7E 2N1

Shawn Lammers	4,910,479 (7)	*
10540 Suncrest Drive
Delta, BC V4C 2N5

David Warkentin	2,800,000 (8)	*
20580 Powell Ave.
Maple Ridge, B.C. V2X 3G1

Directors and Executive Officers as a Group	21,932,635 (9)	3.92%

YA Global Investments LP (formerly Cornell Capital Partners, L.P.)	27,911,745 (10)	4.90%
101 Hudson St., Suite 3606
Jersey City, NJ 07302

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Ownership	of Class(1)

Staraim Enterprises Limited	27,911,745 (11)	4.90%
Athalassas, 47
2nd Floor, Flat/Office 202
Strovolos, P.C. 2012
Nicosia, Cyprus

Xentennial Holdings Limited	27,911,745 (12)	4.90%
Athalassas, 47
2nd Floor, Flat/Office 202
Strovolos, P.C. 2012
Nicosia, Cyprus

Starome Investments Limited	27,911,745 (13)	4.90%
Athalassas, 47
2nd Floor, Flat/Office 202
Strovolos, P.C. 2012
Nicosia, Cyprus

TAIB Bank B.S.C.	28,451,335 (14)	4.99%
450 Park Avenue - Suite 1902
New York, NY 10022

Certain Wealth, Ltd.	28,451,335 (15)	4.99%
450 Park Avenue - Suite 1902
New York, NY 10022

* Represents less than 1% of the shares or our outstanding common stock

(1)
Based on 541,715,706 shares of our common stock issued and outstanding as of October 17, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of shares of our common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Includes options to acquire up to 2,812,500 shares of our Common stock, exercisable within sixty days.

(3)	Includes options to acquire up to 2,675,100 shares of our Common stock, exercisable within sixty days.

(4)	Includes warrants to acquire up to 1,200,000 shares of our Common stock, exercisable within sixty days.

(5)	Includes options to acquire up to 1,362,400 shares of our Common stock, exercisable within sixty days.

(6)	Includes options to acquire up to 4,005,000 shares of our Common stock, exercisable within sixty days.

(7)	Includes options to acquire up to 3,897,700 shares of our common stock, exercisable within 60 days.

(8)	Includes of options to acquire up to 2,800,000 shares of our common stock, exercisable within 60 days.

(9)	Includes options and warrants to acquire up to 19,152,700 shares of our common stock, exercisable within 60 days.

(10)
Includes only 27,911,745 shares of our common stock beneficially owned by YA Global Investments LP (formerly Cornell Capital Partners, L.P.) The total number of shares of our common stock owned by YA Global Investments LP (formerly Cornell Capital Partners, L.P.) includes: (i) 308,544,000 shares of our common stock that could be issued upon the conversion of $3,085,440 5% series A convertible preferred shares, (ii) 2,483,625,731 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company in the original principal amount of $8,000,000 and interest of $1,437,778 owed as at October 17, 2007, (iii) 559,976,608 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $1,770,000 and interest of $357,911 as at October 17, 2007, (iv) 50,714,286 shares of our common stock that could be issued upon the conversion of a 5% convertible debenture issued by our company in the original principal amount of $1,500,000, at a conversion price of $0.028 per share, (v) 914,234,386 shares of our common stock that could be issued upon the conversion of 10% convertible debentures issued by our company totaling principal of $3,300,000 and interest of $174,091 as at October 17, 2007 (vi)16,668,750 shares of our common stock that could be issued upon the exercise of 16,668,750 common share purchase warrants issued to Xentenial Holdings Limited expiring June 23, 2010 at an exercise price of $0.0298 per share and (vii) 4,162,500 shares of our common stock that could be issued upon the exercise of 4,162,500 common share purchase warrants issued to Staraim Enterprises Limited expiring June 23, 2010 at an exercise price of $0.0298 per share. The 5% and 10% convertible debentures and the share purchase warrants all contain a contractual restriction on beneficial share ownership that limits YA Global Investments LP to beneficial ownership, at any one time, of 4.9% of our outstanding shares. YA Global Investments LP and its affiliates, in the aggregate, cannot own more than 4.9% of our outstanding shares of common stock except upon providing us with not less than 65 days prior notice. Because Staraim Enterprises Limited and Xentenial Holdings Limited are wholly owned by YA Global Investments LP, YA Global Investments LP is deemed to beneficially own all shares of our common stock held by them. Also, because Staraim Enterprises Limited and Xentenial Holdings Limited are affiliates of YA Global Investments LP, Staraim Enterprises Limited, Xentenial Holdings Limited and YA Global Investments LP cannot, collectively, beneficially own in excess of 4.9% of our outstanding shares of common stock. Yorkville Advisors, the general partner of YA Global Investments LP, may also be deemed to beneficially own the securities of our company that are owned by YA Global Investments LP. Mark A. Angelo, the founder and President of YA Global Investments LP, has sole voting and dispositive power over the securities of our company that are beneficially owned by each of YA Global Investments LP, Xentenial Holdings Limited and Staraim Enterprises Limited.

(11)
Includes only 27,911,745 shares of our common stock beneficially owned by Staraim Enterprises Limited.  The total number of shares of our common stock beneficially owned by Staraim Enterprises Limited includes (i) 559,976,608 shares of our common stock that could be issued upon the conversion of the 10% convertible debenture issued by our company with a principal balance remaining of $1,770,000 and interest of $357,911 as of October 17, 2007, which matures June 23, 2008, and (ii) 4,162,500 shares of our common stock that could be issued upon the exercise of 4,162,500 common share purchase warrants. The 10% convertible debenture and the share purchase warrants all contain a contractual restriction on beneficial share ownership that limits Staraim Enterprises Limited to beneficial ownership, at any one time, of 4.9% of our outstanding shares.  Staraim Enterprises Limited and its affiliates, in the aggregate, cannot own more than 4.9% of our outstanding shares of common stock except upon providing us with not less than 65 days prior notice.  These shares of our common stock are held by either Staraim Enterprises Limited, a Cyprus company, or its wholly-owned subsidiary, Staraim Enterprises Limited, a New Brunswick corporation.  Cornell Capital Partners L.P. owns all of the issued and outstanding securities of Staraim Enterprises Limited, and has voting and dispositive authority over all of the shares of common stock of our company that are owned by Staraim Enterprises Limited. Mark A. Angelo, the founder and President of YA Global Investments LP, is deemed to control YA Global Investments LP and therefore is deemed to be the beneficial owner of the securities of our company that are held by Staraim Enterprises Limited.  Mark Angelo disclaims beneficial ownership of these shares.  YA Global Investments LP and its affiliates, in the aggregate, cannot own more than 4.9% of our outstanding shares of common stock. As Staraim Enterprises Limited and Xentenial Holdings Limited are affiliates of YA Global Investments LP, Staraim Enterprises Limited, Xentenial Holdings Limited and YA Global Investments LP. cannot, collectively, own in excess of 4.9% of our outstanding shares of common stock.

(12)
Includes only 27,911,745 shares of our common stock beneficially owned by Xentenial Holdings Limited.  The total number of shares of our common stock beneficially owned by Xentenial Holdings Limited includes: (i) 2,483,625,731 shares of our common stock that could be issued upon conversion of the 10% convertible debenture issued by our company in the original principal amount of $8,000,000 and interest of $1,437,778 as of October 17, 2007 and (ii) 16,668,750 shares of our common stock that could be issued upon exercise of 16,668,750 share purchase warrants issued by our company to Xentenial Holdings Limited.  The 10% convertible debenture and the stock purchase warrants contain contractual restrictions on beneficial share ownership limiting Xentenial Holdings Limited's beneficial ownership to 4.9% of our outstanding shares of common stock except upon providing us with not less than 65 days prior notice. The shares shown and the shares proposed to be sold are held directly by either Xentenial Holdings Limited, a Cyprus company, and/or its wholly-owned subsidiary, Xentenial Holdings Limited, a New Brunswick corporation.  All of the issued and outstanding securities of Xentenial Holdings Limited are owned by YA Global Investments LP, and YA Global Investments LP is therefore deemed to have voting and dispositive authority over the shares of our company owned by Xentenial Holdings Limited.  Mark A. Angelo, the founder and President of YA Global Investments LP, is deemed to control YA Global Investments LP and therefore is deemed to be the beneficial owner of the securities of our company that are held by Xentenial Holdings Limited.  Mark Angelo disclaims beneficial ownership of these shares.  YA Global Investments LP and its affiliates, in the aggregate, cannot own more than 4.9% of our outstanding shares of common stock.  As Staraim Enterprises Limited and Xentenial Holdings Limited are affiliates of YA Global Investments LP, Staraim Enterprises Limited, Xentenial Holdings Limited and YA Global Investments LP cannot, collectively, own in excess of 4.9% of our outstanding shares of common stock.

(13)
Includes only 27,911,745 shares of our common stock beneficially owned by Starome Investments Limited. The total number of shares of our common stock beneficially owned by Starome Investments Limited includes: (i) 6,154,133,521 shares of our common stock that could be issued upon the conversion of the 10% convertible debenture issued by our company in the original principal amount of $20,000,000 and balance remaining of $19,854,558 and interest of $3,531,149 as of October 17, 2007, maturing on June 23, 2008, and (ii) 41,668,750 shares of our common stock that could be issued upon the exercise of 41,668,750 common share purchase warrants. The 10% convertible debenture and the common share purchase warrants contain contractual restrictions on beneficial share ownership limiting Starome Investments Limited's beneficial ownership to 4.9% unless Starome Investments Limited waives such limitation by providing us with 65 day notice.  The 10% convertible debenture and the share purchase warrants are held directly by either Starome Investments Limited, a Cyprus company, and/or its wholly-owned subsidiary, Starome Investments Limited, a New Brunswick corporation.  Prentice Capital Management, L.P. serves as investment manager to a number of investment funds (including Prentice Capital Partners, LP, Prentice Capital Partners GP, LP and Prentice Capital Offshore, Ltd.) and manages investments for certain entities in managed accounts with respect to which it has voting and dispositive authority over 100% of the shares of Starome Investments Limited. Michael Zimmerman is the Managing Member of (a) Prentice Management GP, LLC, the general partner of Prentice Capital Management and (b) Prentice Capital GP, LLC, the general partner of certain investment funds.  As such, he is deemed to control Prentice Capital Management and certain of the investment funds and therefore may be deemed to be the beneficial owner of the securities of our company that are held by Starome Investments Limited. Each of Michael Zimmerman and Prentice Capital Management disclaims beneficial ownership of these securities of our company.

(14)
Includes only 28,451,335 shares of our common stock beneficially owned by TAIB Bank B.S.C. The total number of shares of our common stock beneficially owned by TAIB Bank B.S.C. includes 208,419,720 shares of our common stock that could be issued upon the conversion of the remaining balance of $706,452 of the 10% convertible debenture issued by our Company and interest of $85,543 owed at October 17, 2007 maturing on October 31, 2008. This debenture contains contractual restrictions on beneficial share ownership limiting TAIB Bank B.S.C.’s beneficial ownership to 4.99% unless TAIB Bank B.S.C. waives such limitation. TAIB Bank, B.S.C. has authorized Larry Chaleff to exercise dispositive powers with respect to the shares offered by TAIB Bank, B.S.C. Mr. Chaleff disclaims beneficial ownership of the shares offered by TAIB Bank, B.S.C.

(15)
Includes only 28,451,335 shares of our common stock beneficially owned by Certain Wealth, Ltd. The total number of shares of our common stock beneficially owned by Certain Wealth, Ltd. includes 39,256,081 shares of our common stock that could be issued upon the conversion of the remaining balance of $131,568 of the 10% convertible debenture issued by our Company and interest of $17,605 owed at October 17, 2007 maturing on October 31, 2008. This debenture contains contractual restrictions on beneficial share ownership limiting Certain Wealth, Ltd.’s beneficial ownership to 4.99% unless Certain Wealth, Ltd. waives such limitation. Certain Wealth, Ltd. has authorized Larry Chaleff to exercise dispositive powers with respect to the shares offered by Certain Wealth ,Ltd. Mr. Chaleff disclaims beneficial ownership of the shares offered by Certain Wealth ,Ltd.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to all of our Company's equity compensation plans in effect as of July 31, 2007.

			Number of Securities
	Number of Securities to be		be Remaining Available for
	Issued Upon Exercise of	Weighted-Average Exercise	Future Issuance Under
	Outstanding Options,	Price of Outstanding	Equity Compensation Plans
	Warrants and Rights	Options, Warrants and	(Excluding Securities
		Rights	Reflected in Column (a))

Plan Category	(a)	(b)	(c)
Equity compensation plans	6,923,000	$0.085	14,793,796
approved by
securityholders

Equity compensation plans	107,678,143	$0.043	11,526,025
not approved by
securityholders

Total	114,601,143	$0.046	26,319,821

Equity compensation plans not approved by security holders consists of 65,758,141 warrants and 41,920,002 stock options granted under the plans not approved by security holders. The options currently outstanding under the “2005 US Stock Incentive Plan” and the “2005 Stock Incentive Plan” vest over two years, except options granted to directors, which vest immediately.

The options currently outstanding under the "2003 and 2004 US Stock Incentive Plan" and the "2003 and 2004 Stock Incentive Plan" generally vest immediately. The options currently outstanding under the "2000 and 2002 Stock Incentive Plan" have vested as at July 31, 2007. The exercise price of each option is generally based on the fair value of the common stock at the date of grant. These options have a five year term.

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

The following directors are deemed independent as disclosed under Item 9:

William Cronin
Martin Gannon
George O’Leary

The promoters of our company are our directors and officers.

PART IV

ITEM 13. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of TTC/Truck Tech Corp. dated September 8, 1987 (1)

3.2	Memorandum and Articles of TTC/Truck Tech Corp (1)

3.3	Memorandum of TTC/Truck Tech Corp. dated September 2, 1987 (1)

3.4	Altered Memorandum of TTC/Truck Tech Corp. dated October 25, 1991 (1)

3.5	Certificate of Change of Name from TTC/Truck Tech Corp. to UniComm Signal Inc. dated May 15, 1994 (1)

3.6	Certificate of Change of Name from UniComm Signal Inc. to SmarTire Systems Inc. dated December 24, 1997 (1)

3.7	Special Resolution and Altered Memorandum of UniComm Signal Inc. dated October 28, 1994 (1)

3.8	Special Resolution and Altered Memorandum of SmarTire Systems Inc. dated November 17, 1995 (1)

3.9	Special Resolution and Altered Memorandum of UniComm Signal Inc. dated January 17, 1997 (1)

3.10	Special Resolution and Altered Memorandum of SmarTire Systems Inc. dated January 16, 1998 (1)

3.11	Special Resolution and Altered Memorandum of SmarTire Systems Inc. dated December 5, 2000 (4)

3.12	Substituted Articles of SmarTire Systems Inc. adopted December 5, 2000 (4)

3.13	Articles of Continuance, dated January 29, 2003 and effective February 6, 2003 (7)

3.14
Certificate of Amendment issued to SmarTire Systems Inc. by the Yukon Registrar of Corporations effective December 15, 2003 and attached Articles of Amendements of SmarTire Systems Inc. dated December 11, 2003 (4)

3.15
Certificate of Registration of Restated Articles issued to SmarTire Systems Inc. by the Yukon Registrar of Corporations effective December 15, 2003, and attached Restated Articles of Incorporation of SmarTire Systems Inc. dated December 11, 2003 (19)

3.16	By-Law No. 1, dated February 6, 2003 (7)

3.17	Articles of Continuation to British Columbia (24)

3.18	Articles of SmarTire Systems Inc. (24)

10.1	Forbearance and Escrow Agreement dated as of September 24, 2004. (5)

10.2	Promissory note dated as of November 16, 2004 with Cornell Capital Partners, L.P. (6)

10.3	Promissory note dated as of November 16, 2004 with Cornell Capital Partners, L.P. (6)

10.4	Form of Subscription Agreement and Prospective Purchaser Questionnaire of SmarTire Systems Inc. (7)

10.7	Form of 5% Convertible Debenture SmarTire Systems Inc. (7)

10.8	Form of Redemption Warrant of SmarTire Systems Inc. (7)

10.9	Securities Purchase Agreement dated December 15, 2004 by and between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (7)

10.10	Registration Rights Agreement dated December 15, 2004 by and between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (7)

10.11	Securities Purchase Agreement dated December 15, 2004 by and between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (7)

10.12	Registration Rights Agreement dated December 15, 2004 by and between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (7)

10.13	Form of Common Stock Purchase Warrant of SmarTire Systems Inc. (7)

10.14	2004 Non-US US Stock Incentive Plan of SmarTire Systems Inc. (7)

10.15	Amendment Agreement dated February 3, 2005 by and between SmarTire Systems Inc. and Robert Rudman (8)

10.16	Amendment Agreement dated February 3, 2005 by and between SmarTire Systems Inc. and Allan Kozak (8)

10.17	Amendment Agreement dated February 3, 2005 by and between SmarTire Systems Inc. and Jeff Finkelstein (8)

10.18	Amendment Agreement dated February 3, 2005 by and between SmarTire Systems Inc. and Erwin Bartz (8)

10.19	Amendment Agreement dated February 3, 2005 by and between SmarTire Systems Inc. and Shawn Lammers (8)

10.20	Amendment Agreement dated February 3, 2005 by and between SmarTire Systems Inc. and William Cronin (8)

10.21	Amendment Agreement dated February 3, 2005 by and between SmarTire Systems Inc. and Martin Gannon (8)

10.22	Amendment Agreement dated February 3, 2005 by and between SmarTire Systems Inc. and Johnny Christiansen (8)

10.23	Registration Rights Agreement dated as of March 22, 2005 by and between SmarTire Systems, Inc. and
Cornell Capital Partners, L.P. (9)

10.24	Investment Agreement dated as of March 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (9)(10)

10.25	Termination Agreement dated as of March 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (9)

10.26	Redemption, settlement and release agreement dated April 27, 2005 by and between SmarTire Systems Inc. and Palisades Master Fund, L.P. and PEF Advisors, Ltd.(11)

10.27	Redemption, settlement and release agreement dated May 2, 2005 by and between SmarTire Systems Inc. and Gamma Opportunity Partners. (11)

10.28	Redemption, settlement and release agreement dated May 4, 2005 by and between SmarTire Systems Inc. and Alpha Capital Aktiengesellschaftt, L.P.(11)

10.29	Redemption, settlement and release agreement dated May 13, 2005 by and between SmarTire Systems Inc. and Crescent International Ltd.(11)

10.30	Redemption, settlement and release agreement dated May 23, 2005 by and between SmarTire Systems Inc. and Goldplate Investment Partners.(11)

10.31	Registration Rights Agreement dated as of May 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (11)

10.32	Standby Equity Distribution Agreement dated as of May 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (11)

10.33	Investor Registration Rights Agreement dated as of May 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (11)

10.34	Amended and Restated Convertible Debenture dated as of June 10, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (11)

10.35	Securities Purchase Agreement dated as of May 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners, LP (11)

10.36	Waiver Letter from Cornell Capital Partners to SmarTire Systems Inc. dated October 7, 2005 (15)

10.37	Waiver Letter from Crescent International Ltd. to SmarTire Systems Inc. dated October 20, 2005 (15)

10.38	Waiver Letter from Cornell Capital Partners to SmarTire Systems Inc. dated October 31, 2005 (15)

10.39	Marketing and distribution agreement with DANA Corporation dated as of October 12, 2005 (13)

10.40	Investor Relations Agreement between AGORA Investor Relations Corp and SmarTire Systems Inc. dated as of November 1, 2005 (14)

10.41	Agreement for Electronic Manufacturing Services, dated November 16, 2005 by and between Vansco Electronics L.P. and SmarTire Systems Inc.(13)

10.42
Amendment No. 1 to Securities Purchase Agreement, dated as of December 30, 2005, among SmarTire Systems Inc., Cornell Capital Partners, L.P., Highgate House Funds, Ltd., LCC Global Limited, Starome Investments Limited, Xentenial Holdings Limited and Staraim Investments Limited (14)

10.43
Amended and Restated Investor Registration Rights Agreement, dated as of December 30, 2005 among SmarTire Systems, Starome Investment Limited, Xentenial Holdings Limited and Staraim Investments Limited (14)

10.44	Amended and Restated Convertible Debenture, dated as of December 30, 2005, with a principal balance of $20 million, issued by SmarTire Systems Inc. to Starome Investments Limited (14)

10.45	Amended and Restated Convertible Debenture, dated as of December 30, 2005, with a principal balance of $8 million, issued by SmarTire Systems Inc. to Xentenial Holdings Limited (14)

10.46	Amended and Restated Convertible Debenture, dated as of December 30, 2005, with a principal balance of $2 million, issued by SmarTire Systems Inc. to Staraim Investments Limited (14)

10.47	Amended and Restated Warrant to purchase 41,668,750 shares of common stock, dated as of December 30, 2005 issued by SmarTire Systems Inc. to Starome Investments Limited (14)

10.48	Amended and Restated Warrant to purchase 16,668,750 shares of common stock, dated as of December 30, 2005 issued by SmarTire Systems Inc. to Xentenial Holdings Limited (14)

10.49	Amended and Restated Warrant to purchase 4,162,500 shares of common stock, dated as of December 30, 2005 issued by SmarTire Systems Inc. to Staraim Investments Limited (14)

10.50	Standby Equity Distribution Agreement of December 30, 2005 between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (14)

10.51	Termination Agreement $160 million Standby Equity Distribution Agreement of December 30, 2005 between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (14)

10.52	Registration Rights Agreement of December 30, 2005 between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (14)

10.53	Agreement for Electronic Manufacturing Services dated November 16, 2005 between SmarTire Systems and Vansco Electronics L.P. (15)

10.54
Placement Agent Agreement dated December 30, 2005 amongst SmarTire Systems Inc., Newbridge Securities Corporation, SmarTire Systems Inc., Newbridge Securities Corporation and Cornell Capital Partners, LP (15)

10.55	Amended and Restated Convertible Debenture, with a principal balance of $2 million, issued by SmarTire Systems Inc. to Staraim Investments Limited dated April 4, 2006 (16)

10.56	Amended and Restated Convertible Debenture, with a principal balance of $8 million, issued by SmarTire Systems Inc. to Xentenial Holdings Limited dated April 4, 2006 (16)

10.57	Extension letter regarding Amended and Restated Convertible Debenture dated as of June 10, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (16)

10.58	Settlement Agreement and Mutual Release dated January 5, 2006 between SmarTire Systems Inc. and Bristol Investment Fund Ltd. (14)

10.59	Waiver Letter from Starome Investments Limited to SmarTire Systems Inc. dated April 6, 2006 (16)

10.60	Waiver Letter from Xentenial Holdings Limited to SmarTire Systems Inc. dated April 6, 2006 (16)

10.61	Waiver Letter from Staraim Investments Limited to SmarTire Systems Inc. dated April 6, 2006 (16)

10.62	Waiver Letter from Starome Investments Limited to SmarTire Systems Inc. dated April 6, 2006 (16)

10.63	Waiver Letter from Xentenial Holdings Limited to SmarTire Systems Inc. dated April 6, 2006 (16)

10.64	Waiver Letter from Staraim Investments Limited to SmarTire Systems Inc. dated April 6, 2006 (16)

10.65	Extension letter regarding Amended and Restated Convertible Debenture dated as of July 31, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners, LP (17)

10.66	Waiver Letter from Cornell Capital Partners, Starome Investments Limited, Xentenial Holdings Limited and Staraim Investments Limited to SmarTire Systems Inc. dated July 31, 2006 (17)

10.67	Consulting Agreement by and between Robert Rudman and SmarTire Systems dated June 30, 2005 (17)

10.68	Renewal and Amendment Agreement by and between Robert Rudman and SmarTire Systems dated August 9, 2006 (17)

10.69	Management Agreement by and between SmarTire Systems and David Warkentin dated October 20, 2006 (18)

10.70	Securities Purchase Agreement dated as of October 31, 2006 by and between SmarTire Systems Inc., TAIB Bank, B.S.C. and Certain Wealth, Ltd. (20)

10.71	Investor Registration Rights Agreement dated as of October 31, 2006 by and between SmarTire Systems Inc., TAIB Bank, B.S.C. and Certain Wealth, Ltd. (20)

10.72	Convertible debenture dated as of October 31, 2006 by and between SmarTire Systems Inc. and TAIB Bank, B.S.C. (20)

10.73	Convertible debenture dated as of October 31, 2006 by and between SmarTire Systems Inc. and Certain Wealth, Ltd. (20)

10.74	Waiver Letter (Event of default) from Cornell Capital, Starome Investments Limited, Xentenial Holdings Limited and Staraim Investments Limited to SmarTire Systems Inc. dated December 15, 2006 (21)

10.75	Waiver Letter (Anti-dilution) from Cornell Capital, Starome Investments Limited, Xentenial Holdings Limited and Staraim Investments Limited to SmarTire Systems Inc. dated December 15, 2006 (21)

10.76	Securities Purchase Agreement dated January 23, 2007 by and between SmarTire Systems Inc. and Xentenial Holdings Limited (22)

10.77	Investor Registration Rights Agreement dated January 23, 2007 by and between SmarTire Systems Inc. and Xentenial Holdings Limited (22)

10.78	Security Agreement dated as of January 23, 2007 by and between SmarTire Systems Inc. and Xentenial Holdings Limited (22)

10.79	Convertible debenture dated as of January 23, 2007 issued by SmarTire Systems Inc. to Xentenial Holdings Ltd. (22)

10.80
Consent letter from Cornell Capital Partners, L.P., Starome Investments Limited, Xentenial Holdings Limited, Staraim Investments Limited, TAIB Bank, B.S.C. and Certain Wealth Ltd. to SmarTire Systems Inc. dated January 19, 2007 (26)

10.81	Consulting Agreement between SKS Consulting of South Florida Corp. and us (23)

10.82	Amendment to Securities Purchase Agreement dated February 9, 2007 by and between SmarTire Systems Inc. and Xentenial Holdings Limited (25)

10.83	Convertible debenture dated as of January 9, 2007 issued by SmarTire Systems Inc. to Xentenial Holdings Limited (25)

10.84	Waiver Letter (Event of default) from TAIB Bank, B.S.C. and Certain Wealth Ltd. to SmarTire Systems Inc. dated February 13, 2007 (26)

10.85	Waiver Letter (Event of default) from Cornell Capital Partners, L.P., dated February 15, 2007 (26)

10.86	Extension Letter from Cornell Capital Partners, L.P., dated March 31 , 2007 (27)

10.87	Waiver Letter (Event of default) from Cornell Capital Partners, L.P., Staraim Investments Limited, Xentenial Holdings Limited and Starome Investments Limited dated March 31, 2007 (27)

10.88	Waiver Letter (Event of default) from Cornell Capital Partners, L.P., dated March 31, 2007 (27)

10.89	Waiver Letter (Event of default) from TAIB Bank, B.S.C. and Certain Wealth Ltd. Dated March 31, 2007 (27)

10.90	Amendment No. 1 to Investor Registration Rights Agreement dated April 27, 2007 by and between SmarTire Systems Inc., and Xentenial Holdings Limited (28)

10.91
Amendment No. 1 to Security Agreement dated April 27, 2007 by and between SmarTire Systems Inc. Cornell Capital Partners, L.P., Staraim Investments Limited, Xentenial Holdings Limited and Starome Investments Limited (28)

10.92	Convertible debenture dated as of April 27, 2007 issued by SmarTire Systems Inc. to Xentenial Holding Limited (28)

10.93
Security Agreement (Patent) dated April 27, 2007 by and between SmarTire Systems Inc. Cornell Capital Partners, L.P., Staraim Investments Limited, Xentenial Holdings Limited and Starome Investments Limited (28)

10.94	Securities Purchase Agreement dated April 27, 2007 by and between SmarTire Systems Inc. and Xentenial Holdings Limited (28)

10.95	Lease between Alpha Equities LTD and SmarTire Systems Inc. dated April 30, 2007 (28)

10.96	Resignation agreement and termination of consulting contract between Robert Rudman and SmarTire Systems Inc. dated May 7, 2007 (28)

10.97	Resignation agreement between Johnny Christiansen and SmarTire Systems Inc. dated May 7, 2007 (28)

10.98	Settlement Letter issued by SmarTire Systems Inc. to Erwin Bartz dated February 8, 2007 (28)

10.99	Release by Erwin Bartz to SmarTire Systems Inc. dated February 7, 2008 (28)

10.100	Settlement letter issued by SmarTire Systems Inc. to Al Kozak dated February 28, 2007 (28)

10.101	Release by Al Kozak to SmarTire Systems Inc. dated February 28, 2008 (28)

10.102	Extension Letter from Cornell Capital Partners, L.P., dated May 24 , 2007 (28)

10.103	Waiver Letter (Event of default) from Cornell Capital Partners, L.P., Staraim Investments Limited, Xentenial Holdings Limited and Starome Investments Limited dated May 24, 2007 (28)

10.104	Waiver Letter (Event of default) from Cornell Capital Partners, L.P., dated May 24, 2007 (28)

10.105	Waiver Letter (Event of default) from TAIB Bank, B.S.C. and Certain Wealth Ltd. dated May 25, 2007 (28)

10.106
Consent letter from Cornell Capital Partners, L.P., Starome Investments Limited, Xentenial Holdings Limited, Staraim Investments Limited, TAIB Bank, B.S.C. and Certain Wealth Ltd. to SmarTire Systems Inc. dated May 10, 2007 (28)

10.107
Agreement between GE Sensing Inc. and SmarTire Systems Inc. dated August 3, 2007.  Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Request for Confidential Treatment filed under 17 C.F.R.ss.ss.200.80(b)4)***

10.108	Convertible debenture dated as of August 20, 2007 issued by SmarTire Systems Inc. to Xentenial Holding Limited **

10.109	Waiver letter between us and YA Global Investments, L.P. dated November 7, 2007**

10.110	Waiver letter from Starome Investements Limited dated November 7, 2007**

14.1	Code of Business Conduct and Ethics Compliance Program (17)

21.1	Subsidiaries if Small Business Entity**

23.1	Consent of BDO Dunwoody LLP**

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley-Act of 2002**

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley-Act of 2002**

32.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley-Act of 2002**

32.2	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley-Act of 2002**

(1)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-KSB filed with the Securities and Exchange Commission on August 18, 1998

(2)	Incorporated by reference to SmarTire Systems Inc.'s definitive Proxy Statement and Information Circular on Schedule 14A filed with the Securities and Exchange Commission on October 31, 2000.

(3)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities and Exchange Commission on January 23, 2003.

(4)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on December 23, 2003.

(5)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on October 1, 2004.

(6)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities and Exchange Commission on December 14, 2004.

(7)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on December 21, 2004.

(8)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on February 9, 2005.

(9)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on March 29, 2005.

(10)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on April 1, 2005, as amended.

(11)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities and Exchange Commission on December 21, 2004.

(12)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on June 30, 2005.

(13)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities Exchange Commission on December 15, 2005.

(14)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities Exchange Commission on January 11, 2006.

(15)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on February 27, 2006.

(16)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on April 12, 2006.

(17)	Incorporated by reference to SmarTire System Inc.’s Form 10-KSB filed with the Securities Exchange Commission on October 30, 2006.

(18)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on October 26, 2006.

(19)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on November 8, 2006.

(20)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities Exchange Commission on December 15, 2006.

(21)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities Exchange Commission on January 10, 2007.

(22)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on January 26, 2007.

(23)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on January 29, 2007.

(24)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on February 5, 2007.

(25)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on February 15, 2007.

(26)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on February 20, 2007.

(27)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on April 24, 2007.

(28)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on May 25, 2007

** Filed herewith
***Filed herewith and confidential treatment has been requested for certain portions of this exhibit.

(1)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-KSB filed with the Securities and Exchange Commission on August 18, 1998.

(2)	Incorporated by reference to SmarTire Systems Inc.'s definitive Proxy Statement and Information Circular on Schedule 14A filed with the Securities and Exchange Commission on October 31, 2000.

(3)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities and Exchange Commission on January 23, 2003.

(4)	Incorporated by reference to SmarTire Systems Inc.'s Form 8-K filed with the Securities and Exchange Commission on December 23, 2003.

(5)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on October 1, 2004.

(6)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities and Exchange Commission on December 14, 2004.

(7)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on December 21, 2004.

(8)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on February 9, 2005.

(9)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on March 29, 2005.

(10)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on April 1, 2005, as amended.

(11)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities and Exchange Commission on June 14, 2004.

(12)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on June 30, 2005.

(13)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities Exchange Commission on December 15, 2005.

(14)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities Exchange Commission on January 11, 2006.

(15)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on February 27, 2006.

(16)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on April 12, 2006.

(17)	Incorporated by reference to SmarTire System Inc.’s Form 10-KSB filed with the Securities Exchange Commission on October 30, 2006.

(18)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on October 26, 2006.

(19)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on November 8, 2006.

(20)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities Exchange Commission on December 15, 2006.

(21)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities Exchange Commission on January 10, 2007.

(22)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on January 26, 2007.

(23)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on January 29, 2007.

(24)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on February 5, 2007.

(25)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on February 15, 2007.

(26)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities Exchange Commission on February 20, 2007.

(27)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities Exchange Commission on April 24, 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by BDO Dunwoody LLP to the Company for fiscal years 2007 and 2006 for the professional services described below are as follows:

Nature of service	Fiscal year	Fiscal year
	2007	2006

Audit fees (1)	223,131	136,982
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

(1)
These are fees for professional services performed by BDO Dunwoody LLP for their annual audit of our consolidated financial statements, reviewing our quarterly financial statements and for services that are normally provided in connection with statutory and regulatory filings or engagements, including  services performed in connection with the registration statements (Form SB-2) related to our secondary offering.

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

SMARTIRE SYSTEMS INC.

By: /s/ Dave Warkentin
--------------------------------------
Dave Warkentin, President and Chief Executive Officer

Date: November 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 8, 2007:

SIGNATURES

/s/ Bill Cronin
----------------------------------------------------
Bill Cronin, Chairman

/s/ Jeff Finkelstein
----------------------------------------------------
Jeff Finkelstein, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Dave Warkentin
----------------------------------------------------
Dave Warkentin, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Martin Gannon
----------------------------------------------------
Martin Gannon, Director

/s/ George O’Leary
----------------------------------------------------
George O’Leary, Director

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
SmarTire Systems Inc.

We have audited the consolidated balance sheets of SmarTire Systems Inc. as at July 31, 2007 and 2006, and the consolidated statements of operations, comprehensive loss, capital deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of the Company as at July 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in accordance with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $124,796,374 and a working capital deficiency of $15,039,083.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4 to the consolidated financial statements, during the year ended July 31, 2007, the Company changed its method of accounting for convertible instruments with registration payment agreements upon the adoption of Emerging Issues Task Force (“EITF”) Issue No. 00-19-2, “Accounting for Registration Payment Arrangements” and also changed its method of accounting for stock-based compensation upon adoption of the Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-based Compensation”.

/s/BDO Dunwoody LLP
Chartered Accountants

Vancouver, Canada
October 17, 2007, except for notes 9 and 11 which are as of November 7, 2007

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

July 31, 2007 and 2006

	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$350,018	$1,988,420
Receivables, net of allowance for doubtful accounts
of $18,657 (2006 - $19,497)	505,581	609,250
Inventory (note 5)	1,591,230	2,212,579
Prepaid expenses	138,890	196,668
	2,585,719	5,006,917

Property and equipment (note 6)	799,540	780,039

Deferred financing costs (note 13)	947,945	1,692,094

Other assets (note 7)	-	75,275

	$4,333,204	$7,554,325

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable and accrued liabilities (note 8)	$1,748,855	$2,257,049
Current portion of convertible debentures (note 9)	11,134,533	1,615,000
Current portion of accrued interest on convertible debentures, payable in shares (note 9)	4,741,414	-
	17,624,802	3,872,049

Convertible debentures, net of amounts to be accreted of $22,208,240
(2006 - $8,567,424) (note 9)	1,828,575	21,432,576

Accrued interest on convertible debentures, payable in shares (note 9)	194,588	1,750,000
Derivative financial instrument (note 10)	-	8,043,225

Preferred shares, subject to mandatory redemption net of
amounts to be accreted of $nil (2006 - $3,665,485) (note 11)	3,449,776	482,128

Capital deficit:
Share capital (note 12)
Common shares, without par value:
Unlimited shares authorized
463,336,271 shares issued and outstanding (2006 - 311,610,656)	71,033,916	68,049,577
Additional paid-in capital	34,081,226	6,929,818
Accumulated deficit	(124,796,374)	(103,967,579)
Accumulated other comprehensive income	916,695	962,531
	(18,764,537)	(28,025,653)

	$4,333,204	$7,554,325
Going concern (note 2)
Commitments and contingencies (note 19)
See accompanying notes to consolidated financial statements.

Approved on behalf of the Board

/s/Martin Gannon	/s/Bill Cronin
Martin Gannon, Director	Bill Cronin, Director

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

	2007	2006

Revenue (note 20)	$3,661,821	$3,455,649

Cost of goods sold (includes write-down of inventory at
July 31, 2007 of $nil (2006 - $700,000))	2,675,465	3,160,763
	986,356	294,886

Expenses:
Depreciation and amortization	445,700	1,303,889
Engineering, research and development	2,734,148	1,891,961
General and administrative	2,922,461	2,368,118
Marketing	1,642,384	1,535,160
	7,744,693	7,099,128

Loss from operations	(6,758,337)	(6,804,242)

Other earnings (expenses):
Interest income	31,286	222,332
Interest and financing expense (note 14)	(12,115,066)	(24,262,542)
Gain/(loss) on settlement of convertible debenture (note 9 (b))	-	(214,274)
Unrealized gain (loss) on derivative instruments (note 10)	(1,030,415)	2,521,841
Foreign exchange gain (loss)	250,724	(292,220)
	(12,863,471)	(22,024,863)

Loss for the year	(19,621,808)	(28,829,105)

Accrued dividends and accretion on preferred shares (note 11)	(3,737,888)	(554,138)

Loss available to common stockholders	$(23,359,696)	$(29,383,243)

Basic and diluted loss per share	$(0.07)	$(0.10)

Weighted average number of common shares used in
the computation of basic and diluted loss per share (note 18)	344,399,602	292,196,901

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Comprehensive Loss
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

	2007	2006

Loss for the year	$(19,621,808)	$(28,829,105)
Translation adjustment	(45,836)	833,638

Other comprehensive loss for the year	$(19,667,644)	$(27,995,467)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Capital Deficit
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

	Common Shares		Additional	Accumulated	Accumulated
	Shares	Amount	paid-in	deficit	other
			capital		comprehensive	Capital
					income	deficit
		$	$	$	$	$

Balance as at July 31, 2005	278,562,884	66,695,717	18,697,821	(75,138,474)	128,893	10,383,957

Exercise of stock options for cash (note 12 (d))	2,060,000	267,800	(206,000)	-	-	61,800
Exercise of warrants for cash (note 12 (e))	1,100,000	110,000	-	-	-	110,000
Conversion of convertible debentures and accrued interest to common shares allocated pro-rata between additional paid-in-capital and common shares (note 9)	13,455,772	607,871	(216,509)	-	-	391,362
Settlement of convertible debt (note 9 (b))	2,000,000	79,549	(41,895)	-	-	37,654
Amendment and modification of convertible debentures notes 9 (e) and 10)	-	-	3,000,000	-	-	3,000,000
Initial valuation of derivative financial instrument (note 10)	-	-	(10,565,066)	-	-	(10,565,066)
Conversion of preferred shares into common shares (note 11)	14,432,000	288,640	(144,320)	-	-	144,320
Stock-based compensation recovery (note 4 (b))	-	-	(3,087,145)	-	-	(3,087,145)
Issuance of warrants for services (note 12 (e))	-	-	47,070	-	-	47,070
Accrued dividends and accretion on preferred shares (note 11)	-	-	(554,138)	-	-	(554,138)
Loss for the period	-	-	-	(28,829,105)	-	(28,829,105)
Translation adjustment	-	-	-	-	833,638	833,638
Balance as at July 31, 2006	311,610,656	68,049,577	6,929,818	(103,967,579)	962,531	(28,025,653)

Exercise of stock options for cash (note 12 (d))	4,050,000	182,250	(60,750)	-	-	121,500
Conversion of preferred shares into common shares (note 11)	77,024,000	1,540,480	(770,240)	-	-	770,240
Conversion of convertible debentures into common shares (note 9)	53,341,141	906,196	(312,544)	-	-	593,652
Stock-based compensation and warrant repricing (notes 9 (e), 12 (c)-(e))	-	-	1,157,589	-	-	1,157,589
Intrinsic value of beneficial conversion feature (note 9)	-	-	2,084,574	-	-	2,084,574
Change in accounting policy (note 4)	-	-	28,494,782	(1,206,987)	-	27,287,795
Accrued dividends and accretion on preferred shares (note 11)	-	-	(3,737,888)	-	-	(3,737,888)
Incremental beneficial conversion feature adjustment (note 9)	-	-	295,885	-	-	295,885
Shares issued for services and settlement of debt (notes 12 (f)-(g))	17,310,474	355,413	-	-	-	355,413
Loss for the period	-	-	-	(19,621,808)	-	(19,621,808)
Translation adjustment	-	-	-	-	(45,836)	(45,836)
Balance as at July 31, 2007	463,336,271	71,033,916	34,081,226	(124,796,374)	916,695	(18,764,537)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

	2007	2006

Cash provided (used for):
Operating activities:
Loss for the year	$(19,621,808)	$(28,829,105)
Items not affecting cash:
Depreciation and amortization	445,700	1,303,889
Unrealized loss (gain) on derivative instruments	1,030,415	(2,521,841)
Non-cash interest and finance charges	12,028,029	23,207,528
Stock-compensation expense (recovery)	681,879	(3,087,145)
Inventory write-down	-	700,000
Reprice of stock options	22,658	-
Issuance of common shares and warrants for services received	16,677	47,070
Issuance of common shares as partial consideration of debt	341,788	-
Loss on settlement of debt	-	214,274
Changes in non-cash working capital:
Receivables	103,669	(303,993)
Inventory	621,349	101,924
Prepaid expenses	57,778	(24,781)
Accounts payable and accrued liabilities	(508,194)	1,315,627
Net cash used in operating activities	(4,780,060)	(7,876,553)

Investing activities:
Purchase of property and equipment	(346,579)	(246,575)

Net cash used in investing activities	(346,579)	(246,575)

Financing activities:
Cash received on exercise of stock options	121,500	61,800
Cash received on exercise of warrants (note 12)	-	110,000
Proceeds from convertible debentures (note 9)	4,150,000	-
Settlement of convertible debentures (note 9 (b))	-	(250,000)
Financing costs	(681,398)	-

Net cash provided by (used in) financing activities	3,590,102	(78,200)

Effect of exchange rate difference on cash and cash equivalents	(101,865)	129,985

Net decrease in cash and cash equivalents	(1,638,402)	(8,071,343)

Cash and cash equivalents, beginning of year	1,988,420	10,059,763

Cash and cash equivalents, end of year	$350,018	$1,988,420

Supplementary information:
Interest and finance charges paid	$43,497	$933,014
Taxes paid	-	122,000
Non-cash investing and financing activities:
Conversion of convertible debentures to common shares	593,652	391,362
Conversion of preferred shares to common shares	770,240	144,320

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

1.	Operations:

The Company and its subsidiaries develop and market products incorporating wireless data transmission and processing technologies, primarily for the automotive and transportation industries. The Company's primary product is a wireless tire monitoring system which it currently markets for use on trucks, buses, off the road vehicles, recreational vehicles, buses and other pneumatic tire applications. All sales of its product are made in this industry segment.

2.	Going Concern:

The Company has incurred recurring operating losses and has an accumulated deficit of $124,796,374 and a working capital deficiency of $15,039,083 of which $15,875,947 is potentially convertible into shares of common stock of the Company, subject to certain restrictions as described in note 9(i) as at July 31, 2007. During the year ended July 31, 2007, the Company used cash of $5,126,639 (2006 - $8,123,128) in operating and investing activities. During fiscal 2007, the Company realized gross proceeds of $4,271,500 (2006 - $171,800) from financing activities.

The ability of the Company to continue as a going concern is in substantial doubt and is dependent on achieving profitable operations and obtaining the necessary financing in order to achieve profitable operations. The outcome of these matters cannot be predicted at this time. The Company’s future operations are dependent on the market’s acceptance of its products in order to ultimately generate future profitable operations and the Company’s ability to secure sufficient financing to fund future operations. There can be no assurance that the Company’s products will be able to secure market acceptance. Management of the Company plans to obtain additional financing to enable the Company to achieve profitable operations. Although the Company has raised gross proceeds of $4.15 million from the issuances of convertible debentures (note 9) during the year ended July 31, 2007 and $350,000 in August 2007 (note 21(b)), the Company still requires additional financing. In addition, despite the Company’s $100 million Standby Equity Distribution Agreement (“SEDA”) with YA Global Investments LP, formerly Cornell Capital Partners, it is uncertain when the Company will be permitted to draw down on the Standby Equity Distribution Agreement as drawdowns are subject to an effective registration statement covering the underlying shares.  Based on the Company’s current market capitalization and outstanding debentures, management of the Company does not believe that its SEDA is currently a viable source of financing. There can be no assurance that sufficient financing will be secured by the Company. These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company's assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

3.	Significant accounting policies (continued):

(c)	Cash and cash equivalents:

Cash and cash equivalents includes investments in short-term investments with a term to maturity when acquired of 90 days or less.

(d)	Inventory:

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

Deferred financing costs include cash payments made by the Company in conjunction with various financing instruments and placements. The fees associated with the convertible debentures are amortized over the respective terms of the convertible debentures.  For the years ended July 31, 2007 and 2006, the Company has charged $972,059 (2006 – $16,517,186) to the statement of operations as interest and financing expense.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

3.	Significant accounting policies (continued):

(i)	Revenue recognition:

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

The Company accounts for income taxes in accordance with the asset and liability method. Under this method, deferred income taxes are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts and their respective income tax bases and for loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. Deferred income tax assets are evaluated and if their realization is not considered to be "more likely than not", a valuation allowance is provided.

(l)	Warranty costs:

The Company accrues warranty costs upon the recognition of related revenue, based on its best estimates, with reference to past experience. See note 19(b).

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

Amounts reported in Canadian dollars have been translated into US dollars as follows: assets and liabilities are translated into US dollars at the rate of exchange in effect at the balance sheet date and revenue and expense items are translated at the average rates for the period. Unrealized gains and losses resulting from the translation into the reporting currency are accumulated in accumulated other comprehensive income, a separate component of capital deficit.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

3.	Significant accounting policies (continued):

(n)	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management at the date of the financial statements to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of estimates include estimating allowance for doubtful accounts, estimating the net realizable value of inventory, the future cash flows for assessing the net recoverable amount of long-lived assets, stock-based compensation, product returns and accrued liabilities. Actual results may differ from those estimates.

(o)	Advertising and Marketing costs:

The Company charges advertising costs to expense as incurred.  Advertising expenses are separately disclosed on the income statement as marketing expenses.  The Company did not have any deferred advertising costs as at July 31, 2007 or 2006.

(p)	Fair value of financial assets and liabilities:

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximate their fair value due to their short maturities. It was not practicable to estimate the fair value of the convertible debentures and the edeemable preferred shares, as they are not publicly traded or quoted and an active and liquid market does not exist for investments with similar terms, risks and other features. These instruments are convertible into the Company's common shares that currently trade in a limited volume relative to the number of shares that are issued and outstanding. The underlying value of the Company is dependent on future sales, income and product development that are, at least in part, outside of the Company's control. The existence of doubt about the Company's ability to continue as a going concern results in uncertainty about the future, and certain of the instruments are held by related parties. Information as to the terms, including the determination of carrying values, interest rates and maturity dates are set out in notes 9 and 11.

(q)	Comprehensive income:

Under SFAS 130, Reporting Comprehensive Income, the Company is required to report comprehensive income, which includes net loss as well as changes in equity from non-owner sources. The other changes in equity included in comprehensive income for the periods presented comprise the foreign currency cumulative translation adjustments as disclosed in the Consolidated Statement of Comprehensive Loss.

(r)	Recent accounting pronouncements:

In June 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”).  The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  Opinion 20 previously required that such a change be reported as a change in accounting principle.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this pronouncement by the Company did not have a material impact on the Company’s financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

3.	Significant accounting policies (continued):

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140.”  Among other matters, the SFAS No. 155 permits the election of fair value measurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, “Accounting for Derivative Instruments and Hedging Activities”.  These hybrid financial instruments would include both assets and liabilities.  SFAS No. 155 is effective for fiscal years beginning after September 15, 2006.   The Company is currently evaluating the impact of the provisions of SFAS 155.

In June 2006, the FASB approved FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes. It also requires additional financial statement disclosures about uncertain tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this standard on its consolidated financial position and results of operations.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

4.	Change in Accounting Policy

(a)	Convertible debt:

In December 2006, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position Emerging Issues Task Force (“EITF”) Issue No. 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements.  FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”.  The guidance in FSP No. EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to include scope exceptions for registration payment arrangements. FSP No. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any.  This pronouncement is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this FSP.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted.  Retrospective application of the guidance in this FSP to financial statements for earlier interim or annual periods presented is not permitted

The Company elected to early adopt the requirements of FSP EITF No. 00-19-2 effective November 1, 2006.  As a result, the Company has revisited the accounting for the 10% convertible debenture issued on June 30, 2005 for $30,000,000 described in Note 9(e).  Prior to the adoption of this FSP, the Company accounted for the embedded conversion option and warrants issued in connection with the instrument as a single embedded derivative and separately accounted for that embedded derivative at fair value under FASB Statement No. 133.

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

Immediately prior to the adoption of this FSP, the carrying value of this 10% convertible debenture was $22,386,205 and the fair value of the embedded conversion feature and warrants was recorded as $9,073,640. Management has determined that had the instrument been accounted for under EITF 00-19 and EITF 00-27, the carrying value on the date of adoption of this FSP would have been $4,172,050. As the result of adoption of the staff position, management has determined that the modification of the conversion price on December 30, 2005 (note 9 (e)) would have resulted in an incremental beneficial conversion feature of $20,929,716 in accordance with EITF 00-27 against the carrying value of the debenture at the date of modification and charged to additional paid in capital. The discount would be amortized to interest over the life of the debenture. Consequently, on November 1, 2006, the Company decreased the carrying value of the debt by $18,214,155 and reclassified the $9,073,640 fair value of the embedded conversion feature and warrants from derivative financial instrument liabilities to equity, resulting in a charged to accumulated deficit of $1,206,987 and a credit to additional paid in capital of $28,494,782.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

4.	Change in Accounting Policy (continued):

(b)	Stock-based compensation:

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

If the Company had continued to account for stock-based compensation in accordance with APB Opinion No. 25, loss from operations and loss for the year ended July 31, 2007 would have been $681,879 less than the amounts the Company recognized in accordance with Statement 123R. There would have been no change in basic and diluted loss per share for the year ended July 31, 2007 if the Company had continued to account for stock-based compensation under Opinion No. 25.

The following table presents the effect on reported net loss and loss per share if the Company had accounted for the Company’s stock options under the fair value method of accounting for the year ended July 31, 2006:

Year ended
July 31, 2006

Net loss as reported	$ (28,829,105)
Stock-based compensation expense (recovery) recognized
using intrinsic value method (variable award)	(3,087,145)

Stock-based compensation expense determined
under fair value based method for all awards	(651,079)

Pro forma	$ (32,567,329)

Basic and diluted loss per share:
As reported	$ (0.10)
Pro forma	$ (0.11)

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

4.	Change in Accounting Policy (continued):

The Company recognized compensation expense on a straight-line basis over the vesting period beginning on the date the stock option was granted. For the year ended July 31, 2006, the weighted average fair value of these options on the date of grant was $0.06 per share. The fair value of each option and warrant granted was estimated on the date of grant using the Black-Scholes option valuation model with the following range of weighted average assumptions:

Year ended
July 31, 2006

Expected dividend yield	0%
Expected stock price volatility	140 - 145%
Risk-free interest rate	3.15 - 4.53%
Expected life of options and warrants	5 years

Expected volatilities are based on historical volatility of the Company’s stock using available data and other factors.  The risk-free interest rate is based on Canadian treasury instruments.  As the Company does not currently pay cash dividends on common stock and does not anticipate doing so in the foreseeable future, the expected dividend yield is zero.  The Company uses historical data to estimate option exercise, forfeiture and employee termination within the valuation model.  For non-employees, the expected life of the options approximates the full term of the options.

Stock option plans

The options currently outstanding under the “2005 US Stock Incentive Plan” and the “2005 Stock Incentive Plan” vest over two years, except options granted to directors, which vest immediately.  The options outstanding under the "2003 and 2004 US Stock Incentive Plan" and the "2003 and 2004 Stock Incentive Plan" generally vest immediately. The options currently outstanding under the "2000 and 2002 Stock Incentive Plan" have vested as at July 31, 2007. The exercise price of each option is generally based on the fair value of the common stock at the date of grant. These options have a five year term.

As at July 31, 2007, 9,600,000 options were unvested, 14,793,796 options were available to be issued under the Company’s US Stock Option plans and 11,526,025 were available to be issued under the non-US Stock Options plans.

5.	Inventory:

	2007	2006

Raw materials	$ 746,849	$ 701,661
Work in progress	247,971	232,517
Finished goods	596,410	1,278,401

	$ 1,591,230	$ 2,212,579

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

6.	Property and equipment:

		Accumulated	Net book
2007	Cost	depreciatiom	Value

Computer hardware and software	$ 815,431	$ 650,849	$ 164,582
Office and shop equipment	2,152,657	1,518,303	634,354
Leasehold improvements	118,339	117,735	604

	$ 3,086,427	$ 2,286,887	$ 799,540

		Accumulated	Net book
2006	Cost	depreciation	Value

Computer hardware and software	$ 953,549	$ 746,800	$ 206,749
Office and shop equipment	1,773,674	1,285,667	488,007
Leasehold improvements	243,754	158,471	85,283

	$ 2,970,977	$ 2,190,938	$ 780,039

7.	Other assets:

During the years ending July 31, 2002 and 2001, the Company entered into two separate agreements that provided the Company with certain rights to manufacture and sell tire pressure monitoring systems to original equipment manufacturers market (“OEM”).  The total consideration paid in cash and shares (based on the market value of the Company’s stock at the date of purchase) was $5,037,500.  The rights were being amortized over five years on a straight-line basis from the date of purchase.  As at July 31, 2007, the remaining carrying value of the rights were $nil (2006 - $75,275).  During the year ended July 31, 2007, the Company charged $75,275 (2006 - $990,738) to the statement of operations as depreciation and amortization expense.

8.	Accounts payable and accrued liabilities:

	2007	2006

Accounts payable	$ 374,788	$ 497,861
Accrued liabilities	534,071	1,057,117
Due to directors	191,475	113,500
Interest payable on convertible debentures	648,521	588,571

	$ 1,748,855	$ 2,257,049

9.	Convertible debentures:

The Company has entered into a number of convertible debt instruments. The following table denotes the face value of each of these convertible debentures and provides a summary of the balance of convertible debentures outstanding as at July 31, 2007 and July 31, 2006. Each convertible debenture is also described in detail as specified in the table below.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

9.	Convertible debentures (continued):

	Note 9 (a)	Note 9 (b)	Note 9 (c)	Note 9 (d)	Note 9 (e)	Note 9 (f)	Note 9 (g)	Note 9 (h)
	8%	Discounted	5%	5%	10%	10%	10%	10%	Total
Original face value of convertible debenture	$ 1,700,000	$ 3,493,590	$ 195,000	$ 1,500,000	$ 30,000,000	$ 1,200,000	$ 1,800,000	$ 1,150,000	$ 41,038,590

Debt component, as at July 31, 2005	115,000	286,333	195,000	1	21,388,916	-	-	-	21,985,250

Interest accretion	-	-	-	1,499,999	3,043,660	-	-	-	4,543,659
Modification of terms of debenture	-	-	-	-	(3,000,000)	-	-	-	(3,000,000)
Conversions and settlements of debt
to common shares	(115,000)	(286,333)	-	(80,000)		-	-	-	(481,333)
Debt component, as at July 31, 2006	-	-	195,000	1,420,000	21,432,576	-	-	-	23,047,576
Less current portion, as at July 31, 2006	-	-	(195,000)	(1,420,000)		-	-	-	(1,615,000)
Long term portion of debt component,
as at July 31, 2006	$ -	$ -	$ -	$ -	$ 21,432,576	$ -	$ -	$ -	$ 21,432,576

Remaining face value of convertible
debenture as at July 31, 2006	$ -	$ -	$ 195,000	$ 1,420,000	$ 30,000,000	$ -	$ -	$ -	$ 31,615,000

Debt component, as at July 31, 2006:	-	-	195,000	1,420,000	21,432,576	-			23,047,576
Issued	-	-	-	-	-	1,200,000	1,800,000	1,150,000	4,150,000
Finance fees paid to debenture holder/related company of debenture holder	-	-	-	-	-	(130,000)	(195,000)	(135,000)	(460,000)
Intrinsic value of beneficial conversion feature of convertible debentures	-	-	-	-	-	(663,871)	(886,302)	(534,401)	(2,084,574)
Interest accretion	-	-	-	-	6,927,439	272,701	177,414	36,244	7,413,798
Change in accounting policy (note 4 (a))	-	-	-	-	(18,214,155)	-	-	-	(18,214,155)
Incremental beneficial conversion feature adjustment	-	-	-	-	(295,885)	-	-	-	(295,885)
Conversion of debt to common shares	-	-	(185,000)	-	(145,442)	(263,210)	-	-	(593,652)

Debt component, as at July 31, 2007	-	-	10,000	1,420,000	9,704,533	415,620	896,112	516,843	12,963,108
Less current portion, as at July 31, 2007	-	-	(10,000)	(1,420,000)	(9,704,533)	-	-	-	(11,134,533)

Long term portion of debt component, as at July 31, 2007	$ -	$ -	$ -	$ -	$ -	$ 415,620	$ 896,112	$ 516,843	$ 1,828,575

Remaining face value of convertible debenture as at July 31, 2007	$ -	$ -	$ 10,000	$ 1,420,000	$ 29,854,558	$ 936,790	$ 1,800,000	$ 1,150,000	$ 35,171,348

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

9.      Convertible debentures (continued):

(a)	$1,700,000 – 8% debentures issued on July 17, 2003

During the year ended July 31, 2003, the Company issued a convertible debenture with a face value of $1,700,000 bearing interest of 8% per annum and maturing on July 16, 2006.  The principal under the convertible debenture was convertible by the holder at a conversion price of $0.13 per share, subject to certain anti-dilution provisions.  As at July 31, 2005, as a result of a default, the Company had accreted the original assigned debt component to its full face value, and therefore, there is no accretion expense on this debenture for the years ending July 31, 2007 and 2006.

During the year ended July 31, 2006, the Company settled the remaining amounts outstanding when the holder converted $115,000 of principal and $19,627 of accrued interest into 4,286,665 common shares of the Company.

(b)	$3,493,590 – 11% discounted debentures issued on December 24, 2003

On December 24, 2003, the Company closed a private placement of discounted unsecured convertible debentures in the aggregate principal amount of $3,493,590 maturing on April 1, 2006.  The Company issued the convertible debenture at a 22% original issue discount from the face principal amount (based on a notional interest rate of 11% per annum for each year of the two-year term of the debenture), resulting in gross proceeds of $2,725,000.  The discount was netted against the face value of the debenture and was amortized over the maturity period.  As at July 31, 2005, as a result of a default, the Company had accreted the original assigned debt component to its full face value, and therefore, there is no accretion expense on this debenture for the years ending July 31, 2007 and 2006.

The principal was convertible at the option of the debenture holder at a set price of $0.22 per share, subject to anti-dilution provisions.  The Company was to make monthly redemption payments of $145,566 over the 2 years in cash unless the Company, at its option, notified the holder (prior to the monthly payment) that it would issue underlying shares in lieu of cash at a conversion price equal to the lesser of:
(i)	the set price of $0.22 per share (subject to anti-dilution provisions), and

(ii)	85% of the average closing price of the Company’s common stock for twenty days immediately prior to the applicable monthly redemption date.

During the year ended July 31, 2006, the Company settled the remaining amount outstanding, of $286,333 as follows:

(i)
On December 24, 2005, a holder of this debenture alleged the Company had refused to honor its request to convert the value of the debt of $91,726 into 9,268,875 common shares of the Company.   In settlement, the Company paid the holder $250,000 and issued 2,000,000 of its common shares.  For accounting purposes, the Company recorded a loss on settlement of debt of $214,274, representing the aggregate consideration provided less the face value of the debt.

(ii)	The remaining balance of $176,735 was converted into 6,311,964 common shares.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

9.	Convertible debentures (continued):

(c)	$195,000 – 5% convertible debenture issued on December 15, 2004

On December 15, 2004, the Company closed a $195,000 private placement bearing interest at 5% per annum and maturing on December 15, 2006.  As at July 31, 2005, as a result of a default, the Company had accreted the original assigned debt component to its full face value, and therefore, there is no accretion expense on this debenture for the years ending July 31, 2007 and 2006.

During the year ended July 31, 2007, $185,000 of principal was converted into common shares resulting in the issuance of 7,115,384 common shares.  As at July 31, 2007, there remains $10,000 of principal outstanding.  The holder of the debenture has not requested repayment or conversion and therefore the Company continues to disclose the amount as a current liability.

Principal under the convertible debentures is convertible at the option of the holder in whole or in part and from time to time at a conversion price equal to the lesser of:

(i)	$0.036 and;

(ii)
an amount equal to 80% of the lowest closing bid price of our common stock, as quoted on Bloomberg, L.P., for the five trading days immediately preceding the conversion date, subject to adjustment as provided for in the debentures.

(d)	$1,500,000 – 5% convertible debenture issued on May 20, 2005

On May 20, 2005, the Company entered into an agreement to issue a $1,500,000 5% debenture, convertible at the option of the holder at a fixed price of $0.028 per share maturing on September 1, 2006. Principal was to be due and payable in 12 equal installments of $125,000 commencing on October 1, 2005.  Interest on the outstanding principal balance was due and payable monthly, in arrears, commencing on August 1, 2005.

For accounting purposes, the Company calculated the intrinsic value of the beneficial conversion feature to $1,499,999 and recorded it as additional paid-in capital.  During the year ended July 31, 2006, the loan became in default as a result of the Company not obtaining an extension from the holder, relating to the deferral of all principal and interest.  As a result of the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2006.  Consequently, the Company did not record any accretion expense on this debenture for the year ended July 31, 2007.  During the year ended July 31, 2006, the Company recorded $1,499,999 of interest expense relating to interest accretion and charged it to the statement of operations.

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in Note 9(i).

During the year ended July 31, 2007, $Nil (2006 - $80,000) of principal was converted into Nil (2006 – 2,857,143) common shares of the Company.  As at July 31, 2007, the Company was in arrears on payments of principal and interest in the amount of $1,420,000 and $147,250 respectively, however, the Company has obtained an extension from the holder to defer all principal and interest payments under this convertible debenture until January 1, 2008.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

9.	Convertible debentures (continued):

(e)	$30,000,000 - 10% convertible debentures issued on June 23, 2005

On June 30, 2005 (as amended on December 30, 2005), the Company closed a private placement of unsecured convertible debentures in the aggregate principal amount of $30 million.  The Company also issued 62.5 million warrants exercisable at $0.16 per share with an expiry period of five years.  The convertible debentures bear interest at 10% per annum and will mature on June 23, 2008.

Under the terms of the debenture (as amended on December 30, 2005), the principal was convertible into shares of common stock at the option of the holder at the lesser of $0.1125 and a 4.5% discount to market.  Market was based on the lowest closing bid price of the common stock for the 5 trading days immediately preceding the date the conversion notice is provided.  Interest is convertible into shares of the Company’s common stock and is calculated as 95.5% of the 5 day average of the closing bid price of the common stock for the 5 trading days immediately preceding the date the interest conversion is made.  All accrued but unpaid interest is due on June 23, 2008.  The convertible debentures contain a contractual restriction on beneficial share ownership.  They provide that the debenture holders may not convert the convertible debentures, or receive shares of the Company’s common stock as payment of interest, to the extent that the conversion or receipt of the interest payment would result in the debenture holders, together with their respective affiliates, beneficially owning in excess 4.9% of the Company’s then issued and outstanding shares of common stock, except upon providing the Company with not less that 65 days prior notice.

This debenture is also subject to a registration rights agreement, as described in Note 9(i).

As at July 31, 2007, the Company has accrued $5,241,414 (July 31, 2006 - $2,250,000) in interest based on the terms of the amended convertible debenture of which $500,000 (July 31, 2006 - $500,000) is included in accounts payable and accrued liabilities and the remainder of $4,741,414 (July 31, 2006 - $1,750,000) is included in accrued interest on convertible debentures.  The amount included in accounts payable and accrued liabilities related to cash interest payable prior to the amendment of the convertible debentures on December 30, 2005.

As a result of the issuance of the November 2006 10% convertible debenture (Note 9 (f)) and the anti-dilution provisions, the conversion price for the outstanding principal for these convertible debentures was reduced to the lesser of:

(i)	$0.0573 and;

(ii)
80% of the lowest volume weighted average price of the Company’s common stock during the thirty trading days preceding the conversion date as quoted by Bloomberg, LP.   As a result of this reset, the Company has recorded an incremental beneficial conversion feature of $295,885 against the carrying value of the debentures at the time the reset occurred on November 7, 2006.  The additional discount will be amortized to interest over the life of the debentures.

In addition, on November 7, 2006, the Company repriced the 62.5 million warrants originally issued in connection with this convertible debenture from $0.16 per share to $0.0298 per share (with all other terms remaining the same).  The Company has accounted for the repricing as a modification under SFAS No. 123R and recorded the net incremental fair value of $450,000 as interest and financing expense for the year ended July 31, 2007.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

9.	Convertible debentures (continued):

During the year ended July 31, 2007, a holder of the 10% convertible debentures converted $145,442 of principal (2006 - $Nil) into 5,657,747 (2006 – Nil) common shares of the Company. During the year ended July 31, 2007, the Company recorded $6,927,439 (2006 - $3,043,660) of interest expense relating to interest accretion and charged it to the statement of operations.

The agreement contains anti-dilution provisions, whereby in the event the Company issues shares of common stock or rights, options, warrants or securities convertible or exercisable into common stock at a price per share of less than the conversion price of the convertible debentures or exercise price of the warrants, the conversion price of such convertible debentures and warrants will be reduced to the lower purchase price. In addition, the conversion price of the convertible debentures and warrants will be subject to adjustment in connection with any subdivision, stock split, combination of shares or recapitalization.

(f)	$1,200,000 - 10% convertible debentures issued on November 7, 2006

On November 7, 2006, the Company closed a private placement of unsecured convertible debentures in the aggregate principal amount of $1.2 million. The Company paid fees totaling $130,000 to one of the holders upon closing.  The convertible debentures bear interest at 10% per annum, and will mature on October 31, 2008.  Interest shall be paid on October 31, 2008 in cash or shares of the Company’s common stock, at the option of the Company.  The outstanding principal amount of each debenture is convertible into shares of the Company's common stock, in whole or in part, at the option of the holder of the debenture at the lesser of:

i)	$0.0573 and;

ii)	80% of the lowest volume weighted average price of the Company’s common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP

In addition, the agreement contains similar anti-dilution provisions as those described in Note 9(e).  This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in Note 9(i).

With the adoption of EITF 00-19-2, described in note 4(a), management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock” (EITF 00-19”), to be accounted for as an equity interest and not a derivative.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, being $663,871, was allocated to additional paid-in capital.  The remaining amount of $406,129 (net of $130,000 in finance fees paid to the holder) has been allocated to the debt component and is being accreted over the life of the debenture to the original face value using the effective interest rate method.

During the year ended July 31, 2007, holders converted $263,210 of principal (2006 - $Nil) into 40,568,010 (2006 – Nil) common shares of the Company. During the year ended July 31, 2007, interest accretion of $272,701 (2006-$Nil) was charged to the statement of operations as interest expense.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

9.	Convertible debentures (continued):

In connection with these debentures, the Company entered into a registration rights agreement, as described in Note 9(i).  A registration statement for the securities underlying these debentures was declared effective on June 15, 2007 by the Securities Exchange Commission.   However, the Company registered only 87,958,115 of the shares of the Company’s common stock, which is less than the 150,000,000 agreed to in the registration statement. As such, management may be required to register additional shares underlying the convertible debentures. While management will apply its best efforts to register additional shares if required, there can be no assurances that the Company will succeed in obtaining the required approvals.  The result of not obtaining an effective registration statement could have a significant impact on the operations of the Company.  However, as at July 31, 2007, it is management’s opinion that the Company will be able to register additional shares if required, or alternatively management believes the holders will provide a future waiver until such time as the debentures are settled or a new registration statement is declared effective by the SEC.  These debentures contain contractual restrictions on beneficial share ownership limiting beneficial ownership to 4.99% unless the debenture holders waive such limitation.

(g)	$1,800,000 - 10% convertible debentures issued January 23, 2007, February 9, 2007 and March 2, 2007

On January 23, 2007, the Company closed on a $1.8 million securities purchase agreement, which was funded in three separate installments on January 23, 2007, February 9, 2007, and March 2, 2007.  The Company paid fees totaling $195,000 upon closing to the holders.  The convertible debentures bear interest at 10% per annum, and will mature on January 23, 2009.  Interest is payable at maturity in cash or shares of the Company’s common stock, at the option of the Company.

The convertible debentures are convertible into shares of the Company at the then effective conversion price. The conversion price in effect on any conversion date shall be equal to the lesser of:

i)	$0.0573 and,

ii)	80% of the lowest volume weighted average price of our common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

This debenture is also subject to a registration statement agreement and beneficial ownership limitations, as described in Note 9(i).

With the adoption of EITF 00-19-2, described in note 4(a), management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, to be accounted for as an equity interest and not a derivative.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, being $886,302 was allocated to additional paid-in capital.  The remaining amount of $718,698 (net of $195,000 in finance fees paid to the holder) has been allocated to the debt component and is being accreted over the life of the debenture to the original face value using the effective interest rate method.  The Company has recorded accretion of $177,414 for the year ended July 31, 2007 (2006-$Nil).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

9.	Convertible debentures (continued):

(h)	$1,150,000 – 10% convertible debenture agreement issued April 27, 2007

On April 27, 2007, the Company closed on a $1.5 million securities purchase agreement.  The convertible debenture bears interest at 10% per annum, and will mature on April 24, 2010.  The Company paid fees totaling $135,000 upon closing to the holders.  Interest is payable at maturity in cash or shares of the Company’s common stock, at the option of the Company. Under the securities purchase agreement, the holder agreed to purchase up to $1,500,000 of secured convertible debentures which was to be funded on multiple closings as follows:

i)	$1,150,000 on or before April 30, 2007;

ii)	$350,000 to be funded by October 1, 2007 (note 21 (b))

The convertible debentures are convertible into shares of the Company at the then effective conversion price. The conversion price in effect on any conversion date shall be equal to the lesser of:

i)	$0.0573 and;

ii)	80% of the lowest volume weighted average price of our common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in Note 9(i).

With the adoption of EITF 00-19-2, described in note 4(a), management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock” (EITF 00-19”), to be accounted for as an equity interest and not a derivative.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, being $534,401 was allocated to additional paid-in capital.  The remaining amount of $480,599 (net of $135,000 in finance fees paid to the holder) has been allocated to the debt component and is being accreted over the life of the debenture to the original face value using the effective interest rate method.  The Company recorded accretion of $36,244 for the year ended July 31, 2007 (2006 - $Nil).

(i)	Registration rights agreements and beneficial ownership initiations

In connection with the execution of the convertible debenture agreements described in Notes 9(d), (e), (f), (g), and (h) and with the preferred shares issued (as described in Note 11), the Company entered into registration rights agreements with the holders.  Under the terms of these agreements, the Company agreed to file and remain effective a registration statement underlying the securities to be sold under the various convertible instruments noted above. In addition, these debenture agreements limits beneficial ownership, at any one time, of 4.9%, except for the convertible debentures described in note 9(f) which is 4.99%, of our outstanding shares by each debenture holder and its affiliates except upon providing us with not less than 65 days prior notice.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

9.	Convertible debentures (continued):

In the event the registration statements are not filed by the scheduled filing deadline or is not declared effective by the SEC, than as partial relief for the damages to any holder, the Company will pay as a liquidated damage to the holder, at the holder’s option, either a cash amount or shares of the Company’s common stock within 3 business days, equal to 2% of the liquidated value of the convertible debentures or preferred shares outstanding for each 30 day period after the scheduled filing deadline or scheduled effective date.  For the debentures described in Notes 9(d) and (e) and the preferred shares described in Note 11, the Company obtained permanent waivers to damages under the registration rights agreements subsequent to year end.  For the debentures described in Notes 9(f), (g), and (h), the registration right agreement limits the amount of damages to not exceed 20% of the aggregate purchase price for all investors, being $240,000, $360,000, and $230,000 respectively.

Except as described in Note 9(f), the Company has not filed or made effective any registration statement underlying the other securities.  However, on November 7, 2007 management obtained waivers from the various holders of these convertible debentures and preferred shares, which indicates the Company is not considered in default of these agreements pending the filing of a new registration statement and the holders waive their rights under the default provisions affected by this non-compliance, until January 1, 2008.  While management will apply its best efforts to have the various registration statements filed and declared effective or alternatively to extend the current waivers, there can be no assurances that the Company will succeed in obtaining the required approvals or waiver extensions.  The result of not obtaining these effective registration statements or extended waivers could have a significant impact on the operations of the Company.  However, as at July 31, 2007, it is management’s opinion that the Company will be able to obtain future waivers from the various holders of these instruments, that will waive the holder’s rights under the default provisions affected by the non-compliance of not filing or making effective a registration statement as required under the terms of this agreement until such time as the convertible instruments are settled.  As such, the Company has not accrued any liabilities related to these liquidated damages associated with this non-compliance for any of the periods presented.

(j)	Security granted

In connection with the execution of the January 23, 2007 securities purchase agreement described in Note 9(g),  the Company entered into a security agreement with Xentenial Holdings Limited, Cornell Capital Partners, LP, Starome Investments Limited and Staraim Enterprises Limited, in which the Company granted to these parties a security interest over all of its assets to secure both the repayment to Xentenial Holdings of all debts of the company now or hereafter held by it and all of the previously existing debt evidenced by the previously unsecured convertible debentures that the Company had previously sold to Cornell Capital Partners, Staraim Enterprises and Starome Investments. The security granted applies to the convertible debenture agreements described in Notes 9(d), (e), (g), and (h) and with the preferred shares issued (as described in Note 11).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

10.	Derivative financial instrument:

Effective November 1, 2006, as a result of early adopting FSP EITF No. 00-19-2, management has determined the warrants and embedded conversion feature met the requirements for reclassification as equity items and consequently the derivative financial instruments were reclassified to additional paid in capital and accumulated deficit as discussed in Note 4(a).  Therefore, as at July 31, 2007, no derivative financial instrument exists.

Prior to the adoption of FSP EITF No. 00-19-2, the Company had determined as a result of the amendment to the $30,000,000, 10% convertible debentures issued originally on June 23, 2005 (terms as amended on December 30, 2005) and 62,500,000 detachable warrants included in the agreement, no longer met the requirements of EITF Issue No. 00-19.  Accordingly, subsequent to December 30, 2005, the Company accounted for the conversion feature and warrants as derivative instruments under FAS 133 and re-measured the instruments on each balance sheet date with the adjustment charged to the statement of operations.

On December 30, 2005 (the date of modification), in accordance with EITF 96-19 and EITF 05-7, the Company compared the present value of the cash flows under the terms of the modified convertible debenture against the present value of the remaining cash flows at the time of modification under the terms of the original debenture. Included in the analysis was the change in the fair value of the embedded conversion option as required by EITF 05-7.  The Company concluded that as the present values of the cash flows did not differ by more than 10%, the amended terms of the debentures are not considered substantially different than the original issued debentures, and thus was accounted as a modification of debt. Accordingly, the Company has concluded that the incremental fair value of the modified embedded conversion feature is approximately $3,000,000. Therefore, the carrying value of the original debentures classified as a liability has been reduced by $3,000,000 and additional paid-in capital has been increased by the same. Interest accreted on the debentures will be increased in future periods as a result of this adjustment.

On December 30, 2005, the Company reclassified $7,000,000 from additional paid-in capital to derivative financial liability as this was the fair value of the conversion feature at the date of modification. The fair value of the conversion feature relating to the convertible debenture was estimated by the Company using valuation models based on the Company’s share price and other relevant assumptions. As at October 31, 2006 (the date prior to the adoption of EITF FSP No. 00-19-2), the Company revalued the fair value of the conversion feature using the same valuation model and determined the revaluated fair value of this instrument to be $6,900,000 (July 31, 2006 - $5,800,000).  For the year ended July 31, 2007, the Company recorded a loss of $1,100,000 (2006 – gain of $1,200,000) on the revaluation of liability for the conversion feature in the statement of operations and the amount is included in derivative instrument income.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

10.	Derivative financial instrument (continued):

On December 30, 2005, the Company reclassified $3,565,066 from additional paid-in capital to derivative financial instrument liability as this was the fair value of the outstanding warrants discussed above at that date. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions as at December 30, 2005: dividend yield of 0%, expected volatility of 162%, risk-free interest rate of 3.9% and an expected life of 4.5 years.  As at October 31, 2006, the Company revalued the fair value of the outstanding warrants to $2,173,640 (July 31, 2006 - $2,243,225). Similarly, the fair value of the warrants, as at October 31, 2006 was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 144%, risk-free interest rate of 3.93% and an expected life of 3.67 years (July 31, 2006 - dividend yield of 0%, expected volatility of 157%, risk-free interest rate of 3.72% and an expected life of 4.0 years). For the year ended July 31, 2007, the Company recorded a gain of $69,585 (2006 - $1,321,841) on the revaluation of liability for warrants in the statement of operations and included the gain in derivative instrument income.

11.	Preferred shares subject to mandatory redemptions:

On March 22, 2005, the Company closed a private placement of 25,000 5% convertible Class A preferred shares for gross proceeds of $4,000,000.  For accounting purposes, these preferred shares have both a conversion and redemption feature.  The beneficial conversion feature was recorded at its intrinsic value of $3,999,999 as at the date of entering the agreement.  The beneficial conversion feature was initially recorded as additional paid-in capital and the remaining value of $1 was recorded as a mezzanine item on the balance sheet. The carrying value of the preferred shares was accreted to its face value of $4,000,000 (less any amounts converted), over a period from the date of issuance to its maturity date of December 22, 2006.  The accretion was charged to additional paid-in-capital.

The holders of the preferred shares are entitled to receive dividends or distributions on a pro rata basis according to their holdings of the preferred shares when and if declared by our board of directors, in the amount of 5% per year.  Dividends will be paid in cash and are cumulative.  As at July 31, 2007, no dividends have been declared by the Company’s board of directors.  No declared and unpaid dividends will bear or accrue interest.

As at July 31, 2007, the aggregate liquidation value of the preferred shares amounted to $3,449,776 (July 31, 2006 –$4,147,613).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

11.	Preferred shares subject to mandatory redemptions (continued):

During the year ended July 31, 2007, holders of the preferred shares converted 4,814 (2006 - 902) Class A preferred shares, valued at $770,240 (2006 - $144,320) into 77,024,000 (2006 - 14,432,000) common shares of the Company. In conjunction with this conversion, the Company also reclassified $770,240 (2006 - $144,320) the pro-rata amount of the beneficial conversion feature initially recorded in additional paid-in capital to share capital. As at July 31, 2007, the balance of the preferred shares subject to mandatory redemption consisted of the initial allocation of $1 (July 31, 2006 - $1), cumulative, undeclared but accrued dividends of $364,336 (July 31, 2006 - $291,933), and accumulated accretion of $3,999,999 (2006 - $334,514), less $914,560 (2006 - $144,320) converted to common shares. During the year ended July 31, 2007, the Company recorded $3,665,485 (2006 - $334,514) of accretion on the preferred shares which was charged to additional paid-in capital. The balance of the remaining face value of the convertible preferred stock, being $3,085,440 (July 31, 2006 - $3,855,680), was due and payable at maturity on December 22, 2006. On November 7, 2007, the holder of the preferred shares provided the Company with an extension to January 1, 2008 to pay the balance owed on the preferred shares.

The preferred shares are subject to a registration statement and beneficial ownership limitations as described in Note 9(i) and are secured by the Company’s assets as described in Note 9(j).

12.	Share capital:

(a)	Authorized:

Unlimited number of common shares with no par value
100,000 preferred shares, issuable in series, of which 25,000 have been issued (note 11)

(b)	Standby equity distribution agreement:

On June 23, 2005 (as amended on December 30, 2005), the Company entered into a $100 million Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital.  In connection with the agreement, the Company paid a cash fee of $16 million.  The term of the agreement is five years from the date the SEC declares a registration statement covering the underlying shares of common stock effective.

Under the terms of the SEDA, once a registration statement is declared effective, the Company can request an advance of up to a maximum of $3 million every seven days until a total of $100 million is reached.  Cornell Capital will receive shares equaling the advance at 98% of the lowest closing bid price on the principal market on which the Company’s common stock is traded for the five days immediately following the notice of advancement.  In addition, the Company must pay a draw down fee of 2.5% on each advancement made.

During the term of the agreement, subject to certain exceptions, the Company cannot issue or sell any common stock, preferred stock, warrant, option, or other security or instrument granting the holder thereof the right to acquire common stock.  In addition, the Company cannot enter into any security instrument granting the holder a security interest in any asset or file any registration statements on Form S-8.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

12.	Share capital (continued):

Based on the Company’s current market capitalization, the existence of outstanding convertible debentures, management of the Company does not believe that its SEDA is currently a viable source of financing. In addition, based on discussions with the SEC, the Company has not registered the equity line of credit and as such the Company cannot request any advances under the $100 million equity line of credit until such time as a registration statement covering the underlying shares of common stock is declared effective by the SEC.  It is uncertain as to whether management will register such underlying shares until its debentures have been settled.  Due to the uncertainty as to when the Company will be able to access its equity line, it expensed all fees related to the SEDA agreement during the year ended July 31, 2006.

(c)  Stock-based compensation

Prior to August 1, 2006, the Company elected under FAS 123, Accounting for Stock-based Compensation, as disclosed in note 4(b), to account for employee stock options using the intrinsic value method.

For the year ended July 31, 2006, the Company recorded a recovery of stock-based compensation of $3,087,145 for variable awards which reduced engineering, research and development expenses by $1,269,686, general and administrative expenses by $1,554,337 and marketing expenses by $263,122.

As disclosed in note 4(b), the Company has accounted for stock-based compensation in accordance with SFAS 123R.  SFAS 123R requires the recognition of the fair values of the stock options granted as compensation expense over the vesting period. Beginning August 1, 2006, the Company adopted the recommendations of SFAS 123R, and has applied the recommendations of this standard using the modified prospective method.  Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, no prior periods were restated or cumulative adjustments recorded upon the adoption of this standard.  Had the Company applied the new standard using the modified retrospective method, which permits restatement using amounts previously disclosed under the pro-forma provisions of SFAS 123, compensation related to stock options would have impacted the pro-forma amounts.

During the year ended July 31, 2007, 2,500,000 options were granted to employees.  The weighted average fair value of these options on the date of grant was $0.03 per share.  The fair value of these stock options was estimated using the Black-Scholes option pricing model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 140%-145%, risk-free interest rate of 3.87% - 4.54%, and an expected life of 5 years.  These options expire between August 2011 and May 2012 and generally vest 50% after one year from the date of issuance and 50% two years after the date of issuance.

During the year ended July 31, 2007, the Company charged $681,879 to the statement of operations which increased engineering, research and development expenses by $315,546, general and administrative expenses by $145,672 and marketing expenses by $220,661 relating to options respectively.

As at July 31, 2007, for options granted in the period or in a prior year, there was $184,446 of total unrecognized compensation cost related to unvested options.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 1 year.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

12.	Share capital (continued):

(d)	Stock-options:

The following table represents the transactions and the number of stock options which are unvested, vested, and the total outstanding during the years ended July 31, 2007 and 2006:

July 31, 2007:

	Unvested options		Vested options		Total
		Weighted		Weighted		Weighted
	Unvested	average	Vested	average		average
	options	exercise	options	exercise	Options	exercise
	outstanding	price	outstanding	price	outstanding	price

Opening balance,
July 31, 2006	21,950,000	$ 0.10	44,073,402	$ 0.10	66,023,402	$ 0.10
Options granted	2,500,000	0.05	-	-	2,500,000	0.05
Options vested	(12,625,000)	0.10	12,625,000	0.10	-	-
Options exercised	-	-	(4,050,000)	0.03	(4,050,000)	0.03
Options forfeited	(2,225,000)	0.08	(13,405,400)	0.23	(15,630,400)	0.21

Ending balance,
July 31, 2007	9,600,000	$ 0.05	39,243,002	$ 0.09	48,843,002	$ 0.06

Suly 31, 2006:

	Unvested options		Vested options		Total
		Weighted		Weighted		Weighted
	Unvested	average	Vested	average		average
	options	exercise	options	exercise	Options	exercise
	outstanding	price	outstanding	price	outstanding	price

Opening balance,
July 31, 2005	400,000	$ 0.10	41,572,802	$ 0.13	41,972,802	$ 0.13
Options granted	28,500,000	0.10	-	-	28,500,000	0.10
Options vested	(6,050,600)	0.10	6,050,600	0.10	-	0.10
Options exercised	-	-	(2,060,000)	0.03	(2,060,000)	0.03
Options forfeited	(899,400)	1.54	(1,490,000)	0.10	(2,389,400)	0.64

Ending balance,
July 31, 2006	21,950,000	$ 0.10	44,073,402	$ 0.10	66,023,402	$ 0.10

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

12.	Share capital (continued):

The total intrinsic value of options outstanding at July 31, 2007 and exercised during the year ended July 31, 2007 was $Nil and $50,200, respectively.

During the year ended July 31, 2007, the Company granted 2,500,000 stock options to employees of the Company under the Company’s 2005 Stock Incentive Plan.  The options have exercise prices that range from $0.035 to $0.10 per share and expire five years after the date of issuance. The options vest over two years.  The weighted average fair value of the options on the date of grant was $0.03 per share.

On March 5, 2007 the Company amended stock option agreements with its employees to reprice an aggregate of 8,600,000 options originally exercisable at $0.10 - $0.115 to $0.035 and 4,900,000 options originally exercisable at $0.10 to $0.07. The incremental fair value of the repriced options based on the black-scholes model was $22,658 and was charged as an expense to operations.  The weighted average assumptions used were the same as those noted below.

During the year ended July 31, 2007, 4,050,000 (2006 – 2,060,000) options were exercised for gross proceeds of $121,500 (2006 - $61,800).  In conjunction with this exercise of options, the Company also reclassified $60,750 (2006 - $206,000), being the portion of the remaining stock-based compensation relating to these options which was recorded in additional paid-in capital, to share capital.

The following weighted average assumptions were used in the determination of stock option compensation:

Expected dividend yield	0%
Expected stock price volatility	140 - 144%
Risk-free interest rate	3.87 - 4.08%
Expected life of options	5 years

The following stock options were outstanding as at July 31, 2007:

	Options outstanding			Options exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of	Number	contractual	exercise	Number	exercise
exercise prices	of shares	life	price	exercisable	price

$0.03 - 0.07	40,710,002	2.84	$ 0.04	32,410,002	$ 0.03
$0.085 - 0.20	7,923,800	2.52	0.14	6,623,800	0.15
$0.52 - 1.00	87,134	0.43	0.65	87,134	0.65
$1.16 - 2.88	122,066	0.14	1.60	122,066	1.60

$0.03 - 3.83	48,843,002	2.78	$ 0.06	39,243,002	$ 0.06

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

12.	Share capital (continued):

(e)	Warrants:

As at July 31, 2007, warrants outstanding were exercisable for 65,758,141 (2006 – 64,858,141) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $0.03 to $0.74 per share and expire on various dates until July 30, 2012.

The exercise price of warrants issued were not less than the market price of the Company's common shares at the date of issuance.

	2007		2006
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Warrants	price	Warrants	price

Outstanding, beginning of year	64,858,141	$ 0.16	64,988,141	$ 0.16
Issued	900,000	0.04	1,000,000	0.16
Reprice of warrants	(62,500,000)	0.16	-	-
Reprice of warrants	62,500,000	0.03	-	-
Exercised	-	-	(1,100,000)	0.10
Expired	-	-	(30,000)	2.80

Oustanding, end of year	65,758,141	$ 0.04	64,858,141	$ 0.16

The following warrants were outstanding at July 31, 2007:

	Warrants outstanding

		Weighted
		average	Weighted
		remaining	average
Range of	Number	contractual	exercise
exercise prices	of warrants	life	price

$0.03	63,200,000	2.90	$ 0.03
$0.06 - 0.22	2,132,673	1.55	0.15
$0.35 - 0.70	425,468	0.46	0.54

$0.03 - 0.70	65,758,141	0.04	$ 0.04

During the year ended July 31, 2006, the Company realized gross cash proceeds of $110,000 from the exercise of 1,100,000 warrants at the exercise price of $0.10 per share.

In addition, during the year ended July 31, 2006, 1,000,000 share purchase warrants with an exercise price of $0.16 per share that vest on November 1, 2006 were issued for services received.  The fair value at the date of grant was estimated at $62,760 using the Black-Scholes valuation model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 161%, risk-free interest rate of 3.72%, and an expected life of 3 years.  As the warrants were recognized over the vesting period, $47,070 was recorded as interest and finance expense for the year ended July 31, 2006. As these warrants were unvested and granted to non-employees, the Company re-measured the fair value of the warrants as at July 31, 2007 using the Black-Scholes model.  As a result, for the year ended July 31, 2007, the Company has recorded an expense recovery of $15,690 to the statement of operations.  The fair value of these re-measured warrants was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 130%, risk-free interest rate of 4.63%, and an expected life of 2 years.  As at July 31, 2007, there was $Nil of total unrecognized compensation cost related to unvested warrants.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

12.	Share capital (continued):

On November 7, 2006, the Company repriced the 62.5 million warrants originally issued in connection with the 10% $30 million convertible debentures disclosed in notes 9(e) and 14 from $0.16 per share to $0.0298 per share.  Other than the exercise price, all other terms of the repriced warrants, such as contractual life, remained the same.

During the year ended July 31, 2007, 900,000 share purchase warrants were issued for services rendered, of which 700,000 are exercisable at $0.03 per warrant and 200,000 at $0.06 per warant. The warrants are currently exercisable. The fair value at the date of grant was estimated at $18,742 using the Black-Scholes valuation model using the following weighted average assumptions: dividend yield of 0%, expected volatility ranging from 142.7% - 150.0%, risk-free interest rate ranging from of 3.95% - 4.59%, and an expected life of 5 years.

(f)	Settlement of liabilities:

During the year ended July 31, 2007, the Company issued 10,990,873 shares of its common stock as consideration for $229,055 in severance owed to its former employees and 5,719,601 shares of the Company’s common stock were issued as consideration for $112,733 owed to former directors of the Company.  The shares issued were valued using their quoted market value on the date the agreements were entered into.

(g)	Consulting agreement:

During the year ended July 31, 2007, the Company issued 600,000 shares of its common stock and 900,000 warrants (notes 12(e) and 16(c)) as partial consideration under a consulting agreement. The fair value of the common stock of $13,625 and the fair value of the warrants in the amount of $18,742 was charged to administration expense.

13.	Deferred financing costs:

	2007	2006

Balance, beginning of year	$ 1,692,094	$ 18,209,280
Additions during the year	227,910	-
Amortization of deferred financing costs	(972,059)	(16,517,186)

Balance, end of year	$ 947,945	$ 1,692,094

14.	Net interest and financing expenses:

	2007	2006

Interest accreted on convertible debentures	$ 7,413,798	$ 4,543,659
Interest expense and finance charges on convertible debt and other	3,279,209	3,201,697
Amortization of deferred financing costs	972,059	16,517,186
Repricing of warrants (note 9 (e) and 12 (e))	450,000	-

	$ 12,115,066	$ 24,262,542

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

15.	Financial instruments:

(a)	Interest rate Risk:

The Corporation has certain borrowing arrangements at fixed rates of interest.  The details of these arrangements are disclosed in note 9.

(b)	Credit Risk:

The Corporation maintains substantially all of its cash and cash equivalents with major financial institutions in Canada and the United Kingdom.  Financial instruments that potentially subject the Corporation to concentration of credit risk are primarily receivables.  Management is of the opinion that any risk of loss is significantly reduced due to the financial strength of the Corporation’s major customers.

(c)	Foreign Currency Risk:

A significant component of the Corporation’s transactions are undertaken in US dollars, and the company maintains significant deposits in US dollar denominated accounts.  Fluctuation in exchange rated between the Canadian and US dollars could have a material effect on the business, results of operations and financial condition of the Corporation.

16.	Related party transactions:

(a)
YA Global Investments LP, formerly Cornell Capital Partners is considered a related party from a financial perspective due to the number and size of the financial transactions that were entered into with the Company. YA Global Investments does not have influence over the Company's operating or investing activities. During the year ended July 31, 2007, the Company paid $nil in cash interest payments to YA Global Investments for interest and financing fees due on its $14,370,000 convertible debentures (2006 - $900,000, net of $100,000 of withholding taxes). The Company had the following financial instruments outstanding with YA Global Investments as at July 31, 2007:

Financial Instruments	Amount

Standby equity distribution agreement	$100,000,000
Preferred shares	3,085,440
Convertible debentures	14,370,000

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

16.	Related party transactions (continued):

(b)
During the year ended July 31, 2007, the Company paid $80,000 (2006 – $230,000) in consulting fees to the Company’s former Chairman pursuant to a consulting agreement entered into on June 30, 2005 and renewed and modified on August 9, 2006. The consulting agreement was terminated effective February 28, 2007 and 3,679,604 shares of the Company’s common stock were issued as consideration for $72,525 owed to the former Chairman.

(c)
During the year ended July 31, 2007, the Company paid $8,500 (2006 - $nil) net of withholding taxes of $1,275 in consulting fees and issued 900,000 warrants and 600,000 common shares of the Company’s common stock to a Company related to a director of the Company pursuant to a consulting agreement entered into on January 23, 2007.

(d)
During the year ended July 31, 2007, the Company was charged $229,268 (2006 - $392,183) in directors fees. As at July 31, 2007 $191,475 (2006 - $113,500) was included in accounts payable and accrued liabilities as owed to Directors of the Company.  These amounts were incurred in the ordinary course of business are non- interest bearing, unsecured and due on demand.

17.	Income taxes:

The provision for income taxes reflects an effective tax rate that differs from the statutory tax rate for the following reasons:

	2007	2006

Statutory rate	34.1%	34.1%
Computed statutory tax expense	(6,694,960)	(9,830,725)
Foreign losses tax affected at lower rates	32,088	30,007
Reduction of effective tax rates	13,636	987,644
Permanent and other differences	1,244,068	1,588,656
Change in valuation allowance	5,405,168	7,224,418
	-	-

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

17.	Income taxes (continued):

The Company has unutilized Canadian non-capital tax loss carry forwards of approximately $55 million that are available for carry forward against taxable income in future years.  These tax losses expire in various years beginning in 2008 through 2027.

The Company has unutilized U.S. non-capital tax loss carry forwards of approximately $6.5 million that are available for carry forward against taxable income in future years.  These tax losses expire in various years beginning in 2012 through 2027.

The Company has unutilized United Kingdom non-capital tax loss carry forwards of approximately $13.3 million that are available for carry forward against taxable income in future years.  These tax losses may be carried forward indefinitely.

The Company’s future income tax assets are comprised of the following:

	2007	2006

Deferred tax assets:
Property and equipment and other assets, accounting
depreciation in excess of tax	$5,587,309	$5,587,832
Loss carryforwards	26,368,383	21,073,311
Scientific research and development expenses	455,368	428,823
Share issue costs	551,672	492,993
Others	434,595	409,200

Total gross deferred tax assets	33,397,327	27,992,159
Valuation allowance	$(33,397,327)	$(27,992,159)

Net deferred tax assets	-	-

18.	Earnings (loss) per share:

The weighted average number of shares outstanding used in the computation of earnings (loss) per share were as follows:

	2007	2006

Weighted-average shares used in computation of	344,399,602	292,196,901
basic earnings (loss) per share

Potentially dilutive securities excluded in
calculation of loss per share	7,845,651,174	1,622,563,244

Diluted loss per share has not been presented since the Company is in a loss position and the effect of the Company's stock options, debentures and warrants are anti-dilutive.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

19.	Commitments and contingencies:

(a)	The Company is committed to the following payments under operating leases, and service agreements for premises and certain equipment and consultants:

2008	$ 448,000
2009	492,000
2010	499,000
2011	507,000
2012	510,000
2013	375,000
2014	188,000
2015	188,000
2016	141,000

Rent expense incurred during the year ended July 31, 2007 was $500,245 (2006-$491,650).

(b)	Product warranties:

The Company provides for estimated warranty costs at the time of product sale. Warranty expense accruals are based on best estimate with reference to historical claims experience. As warranty estimates are based on forecasts, actual claim costs may differ from amounts provided. An analysis of changes in liability for product warranties follows:

Balance, August 1, 2005	$ 50,440

Provision increase	37,284
Expenditures	(12,494)

Balance, July 31, 2006	75,230

Provision decrease	(60,005)
Expenditures	14,775

Balance, July 31, 2007	$ 30,000

(c)	Contingencies:

On January 30, 2006, the Company was served with a demand for arbitration by Travel Technology Innovations LLC (“TTI”). The demand for arbitration stemmed from the Company terminating on January 1, 2006, the Sales and Distribution agreement signed with TTI on March 12, 2005, and sought damages for potential lost profits of $5,000,000.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

19.	Commitments and contingencies (continued):

As at July 31, 2007, the Company paid $63,068 related to the settlement of this dispute and recorded this amount as an administrative expense for the year ended July 31, 2007.

Due to insufficient historical data and uncertain future sales projections, management of the Company has determined it is not possible, at this time, to make an estimate of the amount of fees payable to TTI with regards to the settlement reached regarding the payment of 5% of its sales to Camping World from September 1, 2006 to January 31, 2008.  For the period from September 1, 2006 to July 31, 2007, management has recorded $8,882 as a charge to cost of sales related to this settlement, which is based on 5% of actual sales to Camping World for the same period.

20.	Segmented information:

The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

Revenue from external customers (based on customer location):

	2007	2006

United Kingdom	$ 1,550,352	$ 1,149,149
United States	1,929,474	2,120,325
Other	181,995	186,175

	$ 3,661,821	$ 3,455,649

As at July 31, 2007, 79% (2006 - 84%) of the Company's property and equipment were in Canada, 21% (2006 - 1%) were in the U.S., nil% (2006 - 15%) were in Europe.

Major customers, representing 10% or more of total sales, include:

	2007	2006

Customer A	$ 1,492,557	$ 1,079,074
Customer B	628,512	696,388
Customer C	<10%	393,878

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2007 and 2006

21.	Subsequent events:

(a)
Subsequent to July 31, 2007, 76,074,623 shares of the Company’s common stock were issued pursuant to the conversion of convertible debentures with a principal balance of $382,970, 2,104,812 shares of the Company’s common stock were issued pursuant to an employee settlement agreement, and 200,000 shares of the Company’s common stock were issued pursuant to a consulting agreement.  In addition, the Company issued 200,000 warrants, exercisable at $0.03 of which 100,000 warrants expires on August 31, 2012 and 100,000 warrants expires on September 30, 2007.

(b)
On August 20, 2007 the Company issued a $350,000 convertible debenture under the $1.5 million securities purchase agreement as described in note 9 (h). The Company paid commitment fees of $35,000 for the convertible debentures in connection with the Securities Purchase Agreement. Terms of the debentures are identical to the $1,150,000 debenture issued on April 27, 2007 as described in note 9(h).

22.	Comparative figures:

Certain figures have been reclassified to conform to the financial statement presentation adopted for the current year.