Form 10QSB
period 2007-10-31
SMARTIRE SYSTEMS INC
filed 2007-12-21
CIK 1057293

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended October 31, 2007.

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

604-276-9884
(Issuer's telephone number, including area code)

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

The number of shares of our common stock outstanding at December 12, 2007 was 815,512,884.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

PART I - FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING THE EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR JULY 31, 2007 FORM 10-KSB. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM  1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited and SmarTire Technologies Inc. (“we,” “us,” “our,” and “SmarTire”) as of October 31, 2007 and for the three months ended October 31, 2007 and October 31, 2006 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the three months ended October 31, 2007 and October 31, 2006 includes all adjustments necessary in order to ensure that the financial statements are not misleading. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2007 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2007 annual consolidated financial statements.

Operating results for the three months ended October 31, 2007 are not necessarily indicative of the results that can be expected for the year ending July 31, 2008.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

	October 31,	July 31,
	2007	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$107,848	$350,018
Receivables, net of allowance for doubtful accounts
of $10,000 (July 31, 2007 - $18,657)	541,540	505,581
Inventory	1,853,841	1,591,230
Prepaid expenses	176,359	138,890
	2,679,588	2,585,719

Property and equipment	878,515	799,540

Deferred financing costs (note 4)	696,748	947,945

	$4,254,851	$4,333,204

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable and accrued liabilities (note 5)	$2,275,273	$1,748,855
Current portion of convertible debentures (note 6)	14,913,112	11,134,533
Current portion of accrued interest on convertible debentures, payable in shares (note 6(c) - (f))	5,565,930	4,741,414
	22,754,315	17,624,802

Convertible debentures (note 6)	1,681,765	1,828,575
Unrecognized Tax benefit (note 3(b))	729,072	-
Accrued interest on convertible debentures, payable in shares (note 6(c) - (f))	188,060	194,588

Preferred shares, subject to mandatory redemption net of
amounts to be accreted of $Nil (July 31, 2007 - $Nil) (note 7)	3,488,661	3,449,776

Capital deficit:
Share capital (note 8)
Common shares, without par value:
Unlimited shares authorized
548,494,654 shares issued and outstanding (July 31, 2007 - 463,336,271)	71,625,689	71,033,916
Additional paid-in capital	34,203,299	34,081,226
Accumulated deficit	(130,893,963)	(124,796,374)
Accumulated other comprehensive income	477,953	916,695
	(24,587,022)	(18,764,537)

	$4,254,851	$4,333,204
Going concern (note 2)
Contingency (note 11)
See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 and 2006
(Unaudited)

	October 31,	October 31,
	2007	2006

Revenue (note 12)	$923,026	$851,779

Cost of goods sold	796,754	637,976

	126,272	213,803

Expenses:
Depreciation and amortization	64,285	140,701
Engineering, research and development	492,505	823,739
General and administrative	512,867	936,414
Marketing	254,625	666,529
	1,324,282	2,567,383

Loss from operations	(1,198,010)	(2,353,580)

Other earnings (expenses):
Interest income	4,312	9,582
Interest and financing expense (note 9)	(5,021,653)	(1,932,934)
Unrealized loss on derivative instruments	-	(1,030,415)
Foreign exchange gain (loss)	846,834	(7,575)
	(4,170,507)	(2,961,342)

Loss for the period	(5,368,517)	(5,314,922)

Accrued dividends and accretion on preferred shares (note 7)	(38,885)	(1,717,053)

Loss available to common stockholders	$(5,407,402)	$(7,031,975)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of common shares used in
the computation of basic and diluted loss per share	500,750,332	314,687,221

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Comprehensive Loss
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 and 2006
(Unaudited)

	October 31,	October 31,
	2007	2006

Loss for the period	$(5,368,517)	$(5,314,922)
Translation adjustment	(438,742)	38,404

Other comprehensive loss for the period	$(5,807,259)	$(5,276,518)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 and 2006
(Unaudited)

	October 31,	October 31,
	2007	2006
Cash provided (used for):
Operating activities:
Loss for the period	$(5,368,517)	$(5,314,922)
Items not affecting cash:
Depreciation and amortization	64,285	140,701
Unrealized loss on derivative instruments	-	1,030,415
Non-cash interest and finance charges	4,991,129	1,914,675
Stock-compensation expense	128,716	176,580
Issuance of common shares and warrants for services received	4,204	(15,690)
Unrealized foreign exchange gain on financing activities	(629,595)	-
Changes in non-cash working capital:
Receivables	13,245	(133,714)
Inventory	(65,244)	(49,184)
Prepaid expenses	(21,076)	(180,859)
Accounts payable and accrued liabilities	312,677	588,432

Net cash used in operating activities	(570,176)	(1,843,566)

Investing activities:
Purchase of property and equipment	(47,209)	(275,968)

Net cash used in investing activities	(47,209)	(275,968)

Financing activities:
Cash received on exercise of stock options	-	57,000
Proceeds from convertible debentures (note 6)	350,000	250,000
Financing costs (note 6)	(35,000)	-

Net cash provided by financing activities	315,000	307,000

Effect of exchange rate difference on cash and cash equivalents	60,215	68,298

Net decrease in cash and cash equivalents	(242,170)	(1,744,236)

Cash and cash equivalents, beginning of period	350,018	1,988,420

Cash and cash equivalents, end of period	$107,848	$244,184

Supplementary information:
Interest and finance charges paid	$12,649	$5,229
Non-cash investing and financing activities:
Conversion of preferred shares to common shares	-	32,640
Conversion of convertible debentures to common shares (note 6)	404,970	-
Shares issued for services and settlement of debt (notes 8 (f)-(g))	17,230	-
Warrants issued for services (note 8 (e))	1,694	-
Proceeds of convertible debenture allocated to beneficial conversion feature (note 6 (f))	200,121	-

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Capital Deficit
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 (unaudited) and year ended July 31, 2007

	Common Shares				Accumulated
	Shares	Amount	Additional		other
			paid-in	Accumulated	comprehensive	Capital
			capital	deficit	income	deficit
Balance as at July 31, 2007	463,336,271	$71,033,916	$34,081,226	$(124,796,374)	$916,695	$(18,764,537)

Conversion of convertible debentures into common shares (note 6)	82,653,571	574,543	(169,573)	-	-	404,970
Stock-based compensation (notes 8(c))	-	-	128,716	-	-	128,716
Issuance of warrants for services (note 8(e))	-	-	1,694	-	-	1,694
Accrued dividends on preferred shares (note 7)	-	-	(38,885)	-	-	(38,885)
Incremental beneficial conversion feature adjustment (note 6 (f))			200,121			200,121
Shares issued for services and settlement of debt (notes 8 (f)-(g))	2,504,812	17,230	-	-	-	17,230
Loss for the period	-	-	-	(5,368,517)	-	(5,368,517)
Translation adjustment	-	-	-	-	(438,742)	(438,742)
Commulative-effect adjustment (note 3(b))	-	-	-	(729,072)	-	(729,072)
Balance as at October 31, 2007 (unaudited)	548,494,654	$71,625,689	$34,203,299	$(130,893,963)	$477,953	$(24,587,022)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 and 2006

1.	Nature of Operations:

The Company and its subsidiaries develop and market products incorporating wireless data transmission and processing technologies, primarily for the automotive and commercial transportation industries. The Company's primary product is a wireless tire monitoring system which it currently markets for use on trucks, buses, off highway vehicles and recreational vehicles. All sales of its product are made in this industry segment.

2.	Going Concern:

The Company has incurred recurring operating losses and has an accumulated deficit of $130,893,963 and a working capital deficiency of $20,074,727 of which $20,479,042 is potentially convertible into shares of common stock of the Company, subject to certain restrictions as described in note 6(g) as at October 31, 2007. During the three months ended October 31, 2007, the Company used cash of $617,385 (three months ended October 31, 2006 - $2,119,534) in operating and investing activities. During the three months ended October 31, 2007, the Company realized net proceeds of $315,000 (three months ended October 31, 2006 - $307,000) from financing activities.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 and 2006

3.	Significant accounting policies (continued):

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended July 31, 2007. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on July 31, 2008.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

(b)	Recent accounting pronouncements:

In June 2006, the Financial Accounting Standards Board ("FASB") issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)" ("FIN 48"). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006.

On August 1, 2007, the Company adopted FIN 48, regarding accounting for uncertainty in tax positions. The Company remains subject to examination of income tax filings in the United States and various state jurisdictions for periods since its inception in 1998.  The Company has also determined that it is subject to examination in Canada and the United Kingdom for all prior periods due to the Company's continued loss position in such jurisdictions. Material tax positions were examined under the more-likely-than-not guidance provided by FIN 48. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to general and administrative expense.

The cummulative effect of adopting FIN 48 of $729,072 was recorded as reduction to accumulated deficit.  The total amount of unrecognized tax benefits as of the date adoption was $729,072.  Of this amount, $729,072 represents the amount that would reduce the Company's effective income tax rate , if recognized in future periods.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 and 2006

4.	Deferred financing costs:

	October 31,	July 31,
	2007	2007

Balance, beginning of year	$ 947,945	$ 1,692,094
Additions during the period	-	227,910
Amortization of deferred financing costs	(251,197)	(972,059)

Balance, end of period	$ 696,748	$ 947,945

5.	Accounts payable and accrued liabilities:

	October 31,	July 31,
	2007	2007

Accounts payable	$ 711,954	$ 374,788
Accrued liabilities	668,548	534,071
Due to directors	228,375	191,475
Interest payable on convertible debentures (notes 6(a) - (c))	666,396	648,521

	$ 2,275,273	$ 1,748,855

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 and 2006

6.	Convertible debentures:

The Company has entered into a number of convertible debt instruments. The following table denotes the face value of each of these convertible debentures and provides a summary of the balance of convertible debentures outstanding as at October 31, 2007. Each convertible debenture is also described in detail as specified in the table below.

	Note 6 (a)	Note 6 (b)	Note 6 (c)	Note 6 (d)	Note 6 (e)	Note 6 (f)
	5%	5%	10%	10%	10%	10%	Total
Original face value of convertible debenture	$ 195,000	$ 1,500,000	$30,000,000	$ 1,200,000	$1,800,000	$1,500,000	$ 36,195,000

Debt component, as at July 31, 2007:	10,000	1,420,000	9,704,533	415,620	896,112	516,843	12,963,108
Issued	-	-	-	-	-	350,000	350,000
Finance fees paid to debenture holder/related company of debenture holder	-	-	-	-	-	(35,000)	(35,000)
Intrinsic value of beneficial conversion feature of convertible debentures	-	-	-	-	-	(200,121)	(200,121)
Interest accretion	-	-	3,633,890	134,039	106,669	47,262	3,921,860
Conversion of debt to common shares		-	(281,200)	(123,770)	-	-	(404,970)
Debt component, as at October 31, 2007	10,000	1,420,000	13,057,223	425,889	1,002,781	678,984	16,594,877
Less current portion, as at October 31, 2007	(10,000)	(1,420,000)	(13,057,223)	(425,889)	-	-	(14,913,112)
Long term portion of debt component, as at October 31, 2007	$ -	$ -	$ -	$ -	$ 1,002,781	$ 678,984	$ 1,681,765
Remaining face value of convertible debenture as at October 31, 2007	$ 10,000	$ 1,420,000	29,573,358	$ 813,020	$1,800,000	$1,500,000	$ 35,116,378

(a)	$195,000 – 5% convertible debenture issued on December 15, 2004

On December 15, 2004, the Company closed a $195,000 private placement bearing interest at 5% per annum and maturing on December 15, 2006.  As at July 31, 2005, as a result of a default, the Company had accreted the original assigned debt component to its full face value, and therefore, there is no accretion expense on this debenture for the years ending July 31, 2007 and 2006.

During the year ended July 31, 2007, $185,000 of principal was converted into common shares resulting in the issuance of 7,115,384 common shares.  As at October 31, 2007, there remains outstanding $10,000 of principal and $1,396 of interest payable in cash (July 31, 2007 - $10,000 and $1,271).  The holder of the debenture has not requested repayment or conversion and therefore the Company continues to disclose the amount as a current liability.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 and 2006

6.	Convertible debentures (continued):

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

For accounting purposes, the Company calculated the intrinsic value of the beneficial conversion feature to be $1,499,999 and recorded it as additional paid-in capital.  During the year ended July 31, 2006, the loan became in default as a result of the Company not obtaining an extension from the holder, relating to the deferral of all principal and interest.  As a result of the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2006.  Consequently, the Company did not record any accretion expense on this debenture for the three months ended October 31, 2007 and October 31, 2006.

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in Note 6(g).

As at October 31, 2007, the Company was in arrears on payments of principal and interest in the amount of $1,420,000 and $165,000 respectively (July 31, 2007 - $1,420,000 and $147,250).  However, the Company has obtained an extension from the holder to defer all principal and interest payments under this convertible debenture until January 1, 2008.

(c)	$30,000,000 - 10% convertible debentures issued on June 23, 2005

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 and 2006

6.	Convertible debentures (continued):

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

As a result of the issuance of the November 2006 10% convertible debenture (Note 6(d)) and the anti-dilution provisions, the conversion price for the outstanding principal for these convertible debentures was reduced to the lesser of:

(i)	$0.0573 and;

(ii)	80% of the lowest volume weighted average price of the Company’s common stock during the thirty trading days preceding the conversion date as quoted by Bloomberg, LP.

This debenture is also subject to a registration rights agreement, as described in Note 6(g).

As at October 31, 2007, the Company has accrued $5,956,848 (July 31, 2007 - $5,241,414) in interest based on the terms of the amended convertible debenture of which $500,000 (July 31, 2007 - $500,000) is included in accounts payable and accrued liabilities and the remainder of $5,456,848 (July 31, 2007 - $4,741,414) is included in accrued interest on convertible debentures.  The amount included in accounts payable and accrued liabilities related to cash interest payable prior to the amendment of the convertible debentures on December 30, 2005.

During the three months ended October 31, 2007, holders of the 10% convertible debentures converted $281,200 of principal (three months ended
October 31, 2006 - $Nil) into 56 million (three months ended October 31, 2006 – $Nil) common shares of the Company. During the three months ended October 31, 2007, the Company recorded $3,633,890 (three months ended October 31, 2006 - $953,629) of interest expense relating to interest accretion and charged it to the statement of operations.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 and 2006

6.	Convertible debentures (continued):

(d)	$1,200,000 - 10% convertible debentures issued on November 7, 2006

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

In addition, the agreement contains similar anti-dilution provisions as those described in Note 6(c).  This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in Note 6(g).

With the adoption of the FASB staff position on EITF 00-19-2 (“FSP No. EITF 00-19-2”), management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock” (EITF 00-19”), to be accounted for as an equity interest and not a derivative.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, being $663,871, was allocated to additional paid-in capital.  The remaining amount of $406,129 (net of $130,000 in finance fees paid to the holder) has been allocated to the debt component and is being accreted over the life of the debenture to the original face value using the effective interest rate method.  During the three months ended October 31, 2007, holders converted $123,770 of principal (three months ended October 31, 2006 - $Nil) into 26,653,571 (2006 – $Nil) common shares of the Company. During the three months ended October 31, 2007, interest accretion of $134,039 (three months ended October 31, 2006 - $Nil) was charged to the statement of operations as interest expense.  As at October 31, 2007, there remains outstanding $813,020 of principal and $109,082 of interest payable in cash or shares of the Company’s common stock at the option of the Company (July 31, 2007 - $936,790 and $87,789).

In connection with these debentures, the Company entered into a registration rights agreement, as described in Note 6(g).  A registration statement for the securities underlying these debentures was declared effective on June 15, 2007 by the Securities Exchange Commission.   However, the Company registered only 87,958,115 of the shares of the Company’s common stock, which is less than the 150,000,000 agreed to in the registration statement. As such, management may be required to register additional shares underlying the convertible debentures. While management will apply its best efforts to register additional shares if required, there can be no assurances that the Company will succeed in obtaining the required approvals.  The result of not obtaining an effective registration statement could have a significant impact on the operations of the Company.  However, as at October 31, 2007, it is management’s opinion that the Company will be able to register additional shares if required, or alternatively management believes the holders will provide a future waiver until such time as the debentures are settled or a new registration statement is declared effective by the SEC.  These debentures contain contractual restrictions on beneficial share ownership limiting beneficial ownership to 4.99% unless the debenture holders waive such limitation.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 and 2006

6.	Convertible debentures (continued):

(e)	$1,800,000 - 10% convertible debentures issued January 23, 2007, February 9, 2007 and March 2, 2007

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

This debenture is also subject to a registration statement agreement and beneficial ownership limitations, as described in Note 6(g).

With the adoption of FSP No. EITF 00-19-2, management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, to be accounted for as an equity interest and not a derivative.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, being $886,302 was allocated to additional paid-in capital.  The remaining amount of $718,698 (net of $195,000 in finance fees paid to the holder) has been allocated to the debt component and is being accreted over the life of the debenture to the original face value using the effective interest rate method.  The Company has recorded accretion of $106,669 for the three months ended October 31, 2007 (three months ended October 31, 2006 - $Nil). As at October 31, 2007, there remains outstanding $1,800,000 of principal and $122,239 of interest payable in cash or shares of the Company’s common stock at the option of the Company (July 31, 2007 - $1,800,000 and $76,868).

(f)	$1,500,000 – 10% convertible debentures issued April 27, 2007 and August 20, 2007

On April 27, 2007, the Company closed on a $1.5 million securities purchase agreement, which was funded in two separate installments on April 27, 2007 and August 20, 2007.    The Company paid fees totaling $170,000 upon closing to the holders.  The convertible debentures bear interest at 10% per annum, and will mature on April 24, 2010. Interest is payable at maturity in cash or shares of the Company’s common stock, at the option of the Company.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 and 2006

6.	Convertible debentures (continued):

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in Note 6(g).

With the adoption of FSP No. EITF 00-19-2, management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, to be accounted for as an equity interest and not a derivative.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, related to the April 27, 2007 $1,150,000 convertible debenture, being $534,401 was allocated to additional paid-in capital.  The remaining amount of $480,599 (net of $135,000 in finance fees paid to the holder) has been allocated to the debt component and is being accreted over the life of the debenture to the original face value using the effective interest rate method.

The intrinsic value of the beneficial conversion feature related to the August 20, 2007 $350,000 convertible debenture, being $200,121 was allocated to additional paid-in capital.  The remaining amount of $114,879 (net of $35,000 in finance fees paid to the holder) has been allocated to the debt component and is being accreted over the life of the debenture to the original face value using the effective interest rate method.

The Company recorded accretion of $47,262 for the three months ended October 31, 2007 (three months ended October 31, 2006 - $Nil).  As at October 31, 2007, there remains outstanding $1,500,000 of principal and $65,821 of interest payable in cash or shares of the Company’s common stock at the option of the Company (July 31, 2007 - $1,150,000 and $29,931).

(g)	Registration rights agreements and beneficial ownership initiations

In connection with the execution of the convertible debenture agreements described in Notes 6(b), (c), (d) (e), and (f) and with the preferred shares issued (as described in Note 7), the Company entered into registration rights agreements with the holders.  Under the terms of these agreements, the Company agreed to file and remain effective a registration statement underlying the securities to be sold under the various convertible instruments noted above. In addition, these debenture agreements limit beneficial ownership, at any one time, of 4.9%, except for the convertible debentures described in note 6(d) which is 4.99%, of our outstanding shares by each debenture holder and its affiliates except upon providing us with not less than 65 days prior notice.

In the event the registration statements are not filed by the scheduled filing deadline or is not declared effective by the SEC, than as partial relief for the damages to any holder, the Company will pay as a liquidated damage to the holder, at the holder’s option, either a cash amount or shares of the Company’s common stock within 3 business days, equal to 2% of the liquidated value of the convertible debentures or preferred shares outstanding for each 30 day period after the scheduled filing deadline or scheduled effective date.  For the debentures described in Notes 6(b) and (c) and the preferred shares described in Note 7, the Company obtained permanent waivers to liquidation damages under the registration rights agreements on November 7, 2007 which eliminated the need to recognize a provision in relation to these debentures.  For the debentures described in Notes 6(d), (e), and (f), the registration right agreement limits the amount of damages to not exceed 20% of the aggregate purchase price for all investors, being $240,000, $360,000, and $300,000 respectively.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 and 2006

6.	Convertible debentures (continued):

Except as described in Note 6(d), the Company has not filed or made effective any registration statement underlying the other securities.  However, on November 7, 2007 management obtained waivers from the various holders of these convertible debentures and preferred shares, which indicates the Company is not considered in default of these agreements pending the filing of a new registration statement and the holders waive their rights under the default provisions affected by this non-compliance, until January 1, 2008.  While management will apply its best efforts to have the various registration statements filed and declared effective or alternatively to extend the current waivers, there can be no assurances that the Company will succeed in obtaining the required approvals or waiver extensions.  The result of not obtaining these effective registration statements or extended waivers could have a significant impact on the operations of the Company.  However, as at October 31, 2007, it is management’s opinion that the Company will be able to obtain future waivers from the various holders of these instruments, that will waive the holder’s rights under the default provisions affected by the non-compliance of not filing or making effective a registration statement as required under the terms of this agreement until such time as the convertible instruments are settled.  As such, the Company has not accrued any liabilities related to these liquidated damages associated with this non-compliance for any of the periods presented.

(h)	Security granted

In connection with the execution of the January 23, 2007 securities purchase agreement described in Note 6(e),  the Company entered into a security agreement with Xentenial Holdings Limited, Cornell Capital Partners, LP, Starome Investments Limited and Staraim Enterprises Limited, in which the Company granted to these parties a security interest over all of its assets to secure both the repayment to Xentenial Holdings of all debts of the company now or hereafter held by it and all of the previously existing debt evidenced by the previously unsecured convertible debentures that the Company had previously sold to Cornell Capital Partners, Staraim Enterprises and Starome Investments. The security granted applies to the convertible debenture agreements described in Notes 6(b), (c), (e), and (f) and with the preferred shares issued (as described in Note 7).

7.	Preferred shares subject to mandatory redemptions:

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

The holders of the preferred shares are entitled to receive dividends or distributions on a pro rata basis according to their holdings of the preferred shares when and if declared by our board of directors, in the amount of 5% per year.  Dividends will be paid in cash and are cumulative.  As at October 31, 2007, no dividends have been declared by the Company’s board of directors.  No declared and unpaid dividends will bear or accrue interest.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 and 2006

7.	Preferred shares subject to mandatory redemptions (continued):

As at October 31, 2007, the aggregate liquidation value of the preferred shares amounted to $3,488,661 (July 31, 2007 – $3,449,776).

As at October 31, 2007, the balance of the preferred shares subject to mandatory redemption consisted of the initial allocation of $1 (July 31, 2006 - $1), cumulative, undeclared but accrued dividends of $403,221 (July 31, 2007 - $364,336), and accumulated accretion of $3,999,999 (July 31, 2007 - $3,999,999), less $914,560 (July 31, 2007 - $914,560) converted to common shares. The balance of the remaining face value of the convertible preferred stock, being $3,085,440 (July 31, 2007 - $3,085,440), was due and payable at maturity on December 22, 2006. On November 7, 2007, the holder of the preferred shares provided the Company with an extension to January 1, 2008 to pay the balance owed on the preferred shares.

The preferred shares are subject to a registration statement and beneficial ownership limitations as described in Note 6(g) and are secured by the Company’s assets as described in Note 6(h).

8.	Share capital:

(a)	Authorized:

Unlimited number of common shares with no par value
100,000 preferred shares, issuable in series, of which 25,000 have been issued (note 7)

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 and 2006

8.	Share capital (continued):

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

During the three months ended October 31, 2007, the Company charged $128,716 (three months ended October 31, 2006 - $176,580) to the statement of operations which increased engineering, research and development expenses by $66,740 (2006 - $82,634), general and administrative expenses by $27,454 (2006 - $38,988) and marketing expenses by $34,522 (2006 - $54,958) relating to options respectively.

As at October 31, 2007, for options granted in the period or in a prior year, there was $44,209 of total unrecognized compensation cost related to unvested options.  This unrecognized compensation cost is expected to be recognized over a weighted average period of nine months.

(d)	Stock-options:

The following table represents the transactions and the number of stock options which are unvested, vested, and the total outstanding during the period ended October 31, 2007:

	Unvested options		Vested options		Total
		Weighted		Weighted		Weighted
	Unvested	average	Vested	average		average
	options	exercise	options	exercise	Options	exercise
	outstanding	price	outstanding	price	outstanding	price

Opening balance,
July 31, 2007	9,600,000	$ 0.06	39,243,002	$ 0.06	48,843,002	$ 0.06
Options forfeited	(550,000)	0.45	(145,400)	1.50	(695,400)	0.67

Ending balance,
October 31, 2007	9,050,000	$ 0.06	39,097,602	$ 0.05	48,147,602	$ 0.05

The total intrinsic value of options outstanding at October 31, 2007 was $Nil.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 and 2006

8.	Share capital (continued):

The following stock options were outstanding as at October 31, 2007:

	Options outstanding			Options exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of	Number	contractual	exercise	Number	exercise
exercise prices	of shares	life	price	exercisable	price

$0.03 - 0.07	40,160,002	2.57	$ 0.04	32,410,002	$ 0.03
$0.085 - 0.20	7,923,800	2.26	0.14	6,623,800	0.15
$0.52 - 1.00	63,800	0.25	0.52	63,800	0.52

$0.03 - 1.00	48,147,602	2.51	$ 0.05	39,097,602	$ 0.05

Stock option plans

The options currently outstanding under the “2005 US Stock Incentive Plan” and the “2005 Stock Incentive Plan” vest over two years, except options granted to directors, which vest immediately.  The options outstanding under the "2003 and 2004 US Stock Incentive Plan" and the "2003 and 2004 Stock Incentive Plan" generally vest immediately. The options currently outstanding under the "2000 and 2002 Stock Incentive Plan" have vested as at October 31, 2007. The exercise price of each option is generally based on the fair value of the common stock at the date of grant. These options have a five year term.

As at October 31, 2007, 9,050,000 options were unvested, 14,811,796 options were available to be issued under the Company’s US Stock Option plans and 10,098,613 were available to be issued under the non-US Stock Options plans.

(e)	Warrants:

As at October 31, 2007, warrants outstanding were exercisable for 66,058,141 (July 31, 2007 – 65,758,141) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $0.03 to $0.70 per share and expire on various dates until October 31, 2012.

The exercise price of warrants issued were not less than the market price of the Company's common shares at the date of issuance.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 and 2006

8.	Share capital (continued):

		Weighted-
		average
		exercise
	Warrants	price

Outstanding, beginning of year	65,758,141	$ 0.04
Issued	300,000	0.03

Oustanding, end of year	66,058,141	$ 0.04

The following warrants were outstanding at October 31, 2007:

		Weighted
		average	Weighted
		remaining	average
Range of	Number	contractual	exercise
exercise prices	of warrants	life	price

$0.03	63,500,000	2.68	$ 0.03
$0.06 - 0.22	2,132,673	1.29	0.15
$0.35 - 0.70	425,468	0.21	0.54

$0.03 - 0.70	66,058,141	2.61	$ 0.04

During the three months ended October 31, 2007, 300,000 share purchase warrants were issued for services rendered. The warrants are currently exercisable at $0.03 per warrant. The fair value of the warrants at the date of grant was estimated at $1,694 using the Black-Scholes valuation model using the following weighted average assumptions: dividend yield of 0%, expected volatility ranging from 150.3% - 151.3%, risk-free interest rate ranging from of 4.20% - 4.38%, and an expected life of 5 years.

(f)	Settlement of liabilities:

During the three months ended October 31, 2007, the Company issued 2,104,812 shares of its common stock as consideration for $14,720 in severance owed to a former employee of the Company.  The shares issued were valued using their quoted market value on the date the agreement was entered into.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 and 2006

8.	Share capital (continued):

(g)	Consulting agreement:

During the three months ended October 31, 2007, the Company issued 400,000 shares of its common stock and 300,000 warrants (notes 8(e) and 10(b)) as partial consideration under a consulting agreement. The fair value of the common stock of $2,510 and the fair value of the warrants in the amount of $1,694 was charged to administration expense.

9.	Interest and financing expenses:

	Three months ended
	October 31, 2007	October 31, 2006

Interest accreted on convertible debentures (note 6)	$3,921,860	$953,629
Interest expense and finance charges on convertible debt and other	848,596	756,597
Amortization of deferred financing fees	251,197	222,708

	$5,021,653	$1,932,934

10.	Related party transactions:

(a)
YA Global Investments LP, formerly Cornell Capital Partners is considered a related party from a financial perspective due to the number and size of the financial transactions that were entered into with the Company. YA Global Investments does not have influence over the Company's operating or investing activities. During the three months ended October 31, 2007, the Company paid $Nil in cash interest payments to YA Global Investments for interest and financing fees due on its $14,490,000 convertible debentures (three months ended October 31, 2006 - $Nil). The Company had the following financial instruments outstanding with YA Global Investments as at October 31, 2007:

[Missing Graphic Reference]

(b)
During the three months ended October 31, 2007, the Company issued 300,000 warrants and 400,000 common shares of the Company’s common stock to a Company related to a director of the Company pursuant to a consulting agreement entered into on January 23, 2007.

(c)
During the three months ended October 31, 2007, the Company was charged $36,900 (three months ended October 31, 2006 - $79,390) in directors fees. As at October 31, 2007, $228,375 (July 31, 2007 - $191,475) was included in accounts payable and accrued liabilities as owed to Directors of the Company.  These amounts were incurred in the ordinary course of business are non- interest bearing, unsecured and due on demand.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 and 2006

11.	Contingency:

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

Due to insufficient historical data and uncertain future sales projections, management of the Company has determined it is not possible, at this time, to make an estimate of the amount of fees payable to TTI with regards to the settlement reached regarding the payment of 5% of its sales to Camping World from September 1, 2006 to January 31, 2008.  For the period from August 1, 2007 to October 31, 2007, management has recorded $526 as a charge to cost of sales related to this settlement (three months ended October 31, 2006 - $2,000), which is based on 5% of actual sales to Camping World for the same period.

12.	Segmented information:

The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

Revenue from external customers (based on customer location):

	Three months ended
	October 31,	October 31,
	2007	2006

United States	$ 453,497	$ 423,753
United Kingdom	394,339	402,420
Other	75,190	25,606

	$ 923,026	$ 851,779

As at October 31, 2007, 79% (July 31, 2007 - 79%) of the Company's property and equipment were in Canada and 21% (July 31, 2007 - 21%) were in the U.S.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2007 and 2006

12.	Segmented information (continued):

Major customers, representing 10% or more of total sales, include:

	Three months ended
	October 31,	October 31,
	2007	2006

Customer A	$ 378,451	$ 388,983
Customer B	177,527	150,821

13.	Subsequent events:

(a)
Subsequent to October 31, 2007, 267,018,230 shares of the Company’s common stock were issued pursuant to the conversion of convertible debentures with a principal balance of $418,552.  In addition, the Company issued 100,000 warrants, exercisable at $0.03 which expire on November 30, 2012.

(b)
On November 19, 2007 the Company issued a $96,500 convertible debenture under a $96,500 securities purchase agreement. The Company paid commitment fees of $11,500 for the convertible debentures in connection with the Securities Purchase Agreement. Terms of the debentures are identical to the $350,000 debenture issued on August 20, 2007 as described in note 6(f).

(c)
On November 30, 2007 the Company issued a $422,000 convertible debenture and issued 225 million five year purchase warrants exercisable at $0.0298 into shares of the Company’s common stock under a $1,150,000 securities purchase agreement. The Company paid a $42,000 monitoring fee and a $30,000 structuring fee for the convertible debentures in connection with the Securities Purchase Agreement. Terms of the debentures are identical to the $350,000 debenture issued on August 20, 2007 as described in note 6(f), except the interest rate which is 12%.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended October 31, 2007 and 2006 should be read in conjunction with our most recent audited annual financial statements for the financial year ended July 31, 2007, the unaudited interim financial statements included herein, and, in each case, the related notes.

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

We develop, subcontract our manufacturing, and market technically advanced tire pressure monitoring systems (“TPMSs”), which monitor tire pressure and tire temperature in a wide range of vehicles. Our TPMSs are designed to improve vehicle safety, performance, reliability and fuel efficiency. Although we currently sell TPMSs for trucks, buses, recreational vehicles, off-highway vehicles, passenger cars and motorcycles, our primary sales and marketing efforts are focused on the commercial or truck, bus, recreational and off-highway vehicle markets.

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

On September 12, 2007, we filed a complaint against Siemens VDO Automotive Corp. and Schrader-Bridgeport International, Inc. in the United States District Court for the Eastern District of Virginia alleging infringement of our United States Patent No. 5,231,872, entitled “Tire Monitoring Apparatus and Method.”

The court has set a schedule directing the parties in the lawsuit to complete discovery by the end of February 2008 and setting the final pre-trial conference for February 21, 2008.  The trial of the case is expected to start four to eight weeks after the final pre-trial conference.

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

Our sales and marketing efforts are not focused on the passenger car market, but with the implementation of the Transportation Recall Enhancement, Accountability, and Documentation Act of 2000 (“TREAD Act”) which only applies to passenger automobiles sold in the United States, we believe that other motor vehicles, including medium and heavy trucks, buses, off-highway and recreational vehicles will be impacted by this legislation in subsequent years. We also believe that the TREAD Act is positively influencing commercial vehicle manufacturers’ adoption of tire pressure monitoring.

It is difficult to predict the magnitude of the expected sales increase or the exact timing of the increase since our products will continue to face competition from other TPMSs manufactured by our competitors, and the timing of additional legislative initiatives on tire safety, if any, in the United States and abroad remains uncertain.

RESULTS OF OPERATIONS

Three months ended October 31, 2007 and October 31, 2006

Revenue

Gross revenue for the three months ended October 31, 2007 increased to $923,026 from $851,779 for the three months ended October 31, 2006. The breakdown of the sources of our gross revenue is as follows:

•
Sales of TPMSs to OEMs for installation on new and existing buses increased to $316,090 for the three months ended October 31, 2007 from $265,792 for the three months ended October 31, 2006. Although we anticipate sales of this product to the OEM bus market to increase, this is dependent on how quickly our new customers retrofit their fleets and integrate TPMSs into their production lines;

•
Sales of TPMSs to OEMs for new passenger cars decreased to $378,946 for the three months ended October 31, 2007 from $401,145 for the three months ended October 31, 2006. We do not anticipate sales of this product to the OEMs to increase unless Aston Martin increases their production of vehicles as our sales and marketing efforts are focused on the commercial or truck, bus, recreational and off-road industrial vehicle markets;

•
Sales of TPMSs to OEMs for new recreational vehicles (“RVs”) increased to $72,551 for the three months ended October 31, 2007 from $44,915 for the three months ended October 31, 2006. Although we anticipate sales of this product to the OEM RV market to increase, it is difficult for us to predict what the volume of sales of this product will be as this will depend primarily on market acceptance and our customers implementation schedules;

•
Sales of TPMSs to the RV aftermarket increased to $77,654 for the three months ended October 31, 2007 from $67,164 for the three months ended October 31, 2006. We anticipate sales of this product to the RV market to increase. However it is difficult for us to predict what the volume of sales will be as this will depend primarily on market acceptance;

•
Sales of TPMSs to the truck market decreased to $4,865 for the three months ended October 31, 2007 from $19,341 for the three months ended October 31, 2006. We anticipate that sales to this market will increase significantly during the remainder of fiscal 2008 as we expect to ship product to new OEM customers. Although interest in this product is very high as demonstrated by several fleet trials, it is difficult for us to predict what the volume of sales will be, as this will depend primarily our customers’ implementation schedules and on market acceptance;

•
Sales of TPMSs to the off-highway market increased to $1,758 for the three months ended October 31, 2007 from $nil for the three months ended October 31, 2006. While we anticipate sales to this market to increase significantly during the remainder of fiscal 2008, it is difficult for us to predict what the volume of sales will be, as this will depend primarily our customers’ implementation schedules and on market acceptance;

•
Sales of TPMSs to the aftermarket passenger car market decreased to $7,204 for the three months ended October 31, 2007 from $35,870 for the three months ended October 31, 2006. As our sales and marketing efforts are not focused on this market, we do not anticipate future sales of this product to be significant;

•
Sales of aftermarket motorcycle systems increased to $18,817 for the three months ended October 31, 2007 from $9,150 for the three months ended October 31, 2006. As discussed above, as our sales and marketing efforts are not focused on this market, we do not anticipate future sales of this product to be significant;

•
Service revenue for assistance in installing TPMSs and training customers and making customer specific software changes increased to $20,882 for the three months ended October 31, 2007 from $0 for the three months ended October 31, 2006; and

•	Sales of miscellaneous products were $24,259 for the three months ended October 31, 2007 compared to $8,402 for the three months ended October 31, 2006.

Gross Margin

Gross margin on product sales decreased to 13.7% for the three months ended October 31, 2007 from 25.1% for the three months ended October 31, 2006. The decrease in gross margin in the three months ended October 31, 2007 from the three months ended October 31, 2006 resulted as the margin on our sales of TPMSs to OEMs for new passenger cars decreased due to higher product costs and our product costs on all products increased due to the decrease in the value of the $US. We anticipate that our overall margin will increase during the remainder of fiscal 2008 as we anticipate sales of TPMSs to OEMs for new passenger cars as a percentage of overall sales to decrease.

Expenses

Expenses decreased to $1,324,282 for the three months ended October 31, 2007 from $2,567,383 for the three months ended October 31, 2006 primarily due to the reduction in the number of our employees.

Engineering, research and development expenses for the three months ended October 31, 2007 decreased to $492,505 from $823,739 for the three months ended October 31, 2006.  The decrease was mainly due to lower wage expense and lower travel. Lower wage expense was due to the decrease in the number of employees in this department by approximately 50%.

Marketing expenses for the three months ended October 31, 2007 decreased to $254,625 from $666,529 for the three months ended October 31, 2006. The decrease was mainly a result of lower wage expense, lower demo expense, lower advertising and promotion expense and lower trade show expenses. Wage expense decreased as our former VP Sales and Marketing, Dave Warkentin was promoted to President and Chief Executive officer of our company in October, 2007, which resulted in his wage expense subsequently charged to General and Administration. In addition, in October 2006 we terminated our SmarTire Europe Managing Director. We anticipate marketing expenses to remain constant during the remainder of the year.

General and administrative expenses for the three months ended October 31, 2007 decreased to $512,867 from $936,414 for the three months ended October 31, 2006. The decrease was primarily attributed to a decrease in investor relation costs, professional fees, director fees and fees charged by our former President and Chief Executive Officer. In addition, during the three months ended October 31, 2006 we recorded the cost of settling a dispute with one of our former distributors. We anticipate general and administrative expenses to remain constant during the remainder of the year.

Depreciation and amortization expense decreased to $64,285 for the three months ended October 31, 2007 from $140,701 for the three months ended October 31, 2006.

Interest and finance charges increased to $5,021,653 for the three months ended October 31, 2007 from $1,932,934 for the three months ended October 31, 2006. Interest and finance charges for the three months ended October 31, 2007 includes non-cash interest of $4,991,129 compared to non-cash interest charges of $1,914,675 for the three months ended October 31, 2006. The increase occurred mainly due to an increase in the interest accreted on our convertible debentures as more fully explained in note 6 to the financial statements.

Interest Income

Interest income of $4,312 was earned for the three months ended October 31, 2007 as compared to $9,582 for the three months ended October 31, 2006 and was the result of lower average cash balances during the three months ended October 31, 2007.

Foreign exchange gain (loss)

A foreign exchange gain of $846,834 was incurred for the three months ended October 31, 2007 as compared to a foreign exchange loss of $7,575 for the three months ended October 31, 2006. Foreign exchange gains were mainly due to the increase in the value of the Canadian dollar versus the US dollar and were primarily due to the revaluation of our interest payable on our US denominated debentures at the end of the quarter. Foreign exchange gains and losses are due to fluctuations in currency exchange rates and are virtually impossible to predict.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

Our cash position at October 31, 2007 was $107,848 as compared to $350,018 at July 31, 2007. This decrease was due to the net of our use of cash in operating and investing activities and cash provided by financing activities as described below.

Our net loss of $5,368,517 for the three months ended October 31, 2007 includes non-cash charges of $64,285 for depreciation and amortization, a stock based compensation expense of $128,716, an expense of $4,204 for the issuance of common shares and warrants for consulting services rendered, an unrealized foreign exchange gain on financing activities of $629,595 and $4,991,129 for interest and finance charges as disclosed above under interest and finance charges. Decreases in non-cash working capital during the quarter amounted to $239,602. Non-cash working capital changes included decreases in inventory, prepaid expenses and accounts payable and accrued liabilities and an increase in receivables.

Net cash used in operating activities

Net cash used in operating activities was $570,176 during the three months ended October 31, 2007, compared to net cash used in operations of $1,843,566 during the three months ended October 31, 2006. The reduction in cash used during the three months ended October 31, 2007 versus the three months ended October 31, 2006 was primarily due to the decrease in operating expenses.

Net cash used in investing activities

Net cash used in investing activities was $47,209 during the three months ended October 31, 2007 compared to $275,968 during the three months ended October 31, 2006. We used less cash was used in investing activities during the three months ended October 31, 2007 as our product offering was substantially completed in the prior fiscal year.

Net cash provided by financing activities

Net cash provided by financing activities was $315,000 during the three months ended October 31, 2007 compared to $307,000 during the three months ended October 31, 2006.

During the three months ended October 31, 2007, we received gross and net proceeds of $350,000 and $315,000 respectively through the sale of a convertible debenture as explained in further detail in note 6(f) to our financial statements:

FUTURE OPERATIONS

Presently, our cash flow generated from operations is not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months.

At October 31, 2007, we had cash of approximately $107,000. During November, we issued two convertible debentures and received net proceeds of $435,000. However, as our management projects that we will require a minimum of $2.76 million and a maximum of $43.1 million to fund our debt repayments, ongoing operating expenses and working capital requirements through October 31, 2008, as detailed below, we may require between $2.218 million and $42.558 million in financing through the next twelve months in order to continue in business as a going concern.

	Estimated Range
Marketing	$ 1,100,000	$ 1,400,000
Engineering, research and development	1,750,000	2,000,000
General and administrative	1,750,000	2,000,000
Capital Purchases	60,000	300,000
Debt repayment (1)	-	40,100,000
General Working Capital (2)	(1,900,000)	(2,700,000)

TOTAL	$ 2,760,000	$ 43,100,000

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

We plan to raise additional capital required to meet the balance of our estimated funding requirements through November 30, 2008, through either:

(1)	issuance of either convertible debt or equity;
(2)	sale of rights to market our product;
(3)	license of our technology; and/or
(4)	settlement of patent infringement lawsuit launched against Siemens VDO Automotive Corp. and Schrader-Bridgeport International, Inc. on September 12, 2007.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. During November, 2007 we issued $518,500 in debentures as more fully explained in note 13 (b) and (c) to the financial statements.

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

Convertible Debentures

With the adoption of the FASB staff position on EITF 00-19-2 (“FSP No. EITF 00-19-2”), management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock” (EITF 00-19”), to be accounted for as an equity interest and not a derivative.

We have previously entered into convertible debt agreements under which we are obliged to register the underlying common shares with the Securities and Exchange Commission and to maintain such registration over a period specified in the respective agreements so that the convertible debenture holders could sell their shares if the debt was converted.  In the event the registration statements are not filed by the scheduled filing deadline or is not declared effective by the SEC, then as partial relief for the damages to any holder, we are obliged to pay as a liquidated damage to the holder, at the holder’s option, either a cash amount or shares of our common stock within 3 business days, equal to 2% of the liquidated value of the convertible debentures or preferred shares outstanding for each 30 day period after the scheduled filing deadline or scheduled effective date.  For certain of the debentures and our preferred shares, there are no alternative settlement methods in the agreement and there is no limit on the maximum potential amount of consideration payable as damages.  For certain other debentures, the registration right agreement limits the amount of damages to not exceed 20% of the aggregate purchase price for all investors, aggregating to $900,000.

We have not filed or made effective registration statements underlying the majority of our debenture and preferred share obligations.  However, management has obtained waivers from the various holders of these convertible debentures and preferred shares, which indicates that we are not considered in default of these agreements pending the filing of a new registration statement and the holders waive their rights under the default provisions affected by this non-compliance, until January 1, 2008.  While management will apply its best efforts to have the various registration statements filed and declared effective or alternatively to extend the current waivers, there can be no assurances that we will succeed in obtaining the required approvals or waiver extensions.  The result of not obtaining these effective registration statements or extended waivers could have a significant impact on the operations of our company.  However, as at October 31, 2007, it is management’s opinion that we will be able to obtain future waivers from the various holders of these instruments, that will waive the holder’s rights under the default provisions affected by the non-compliance of not filing or making effective a registration statement as required under the terms of this agreement until such time as the convertible instruments are settled.  As such, we have not accrued any liabilities related to these liquidated damages associated with this non-compliance for any of the periods presented.

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

Operating expenses include stock-based compensation expense. For the three months ended October 31, 2007, we recorded an expense of $128,716 in connection with stock option grants. A future expense of non-vested options of $44,209 is expected to be recognized over a weighted-average period of one year.

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

New Accounting Pronouncements

In July 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, our company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 of $729,072 was recorded as a reduction to retained earnings. The total amount of unrecognized tax benefits as of the date of adoption was $729,072. Of this amount, $729,072 represents the amount that would reduce the Company’s effective income tax rate, if recognized in future periods. We recognize interest and penalties accrued on unrecognized tax benefits within income tax expense. As of the date of adoption, we had $244,000 of interest and penalties accrued associated with unrecognized tax benefits. We are subject to taxation in the U.S., Canada and the United Kingdom. We are subject to tax examinations by tax authorities for all taxation years commencing in or after 2000. As of October 31, 2007, the amount of unrecognized tax benefits has increased by $729,072.

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

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report (being October 31, 2007).   Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the quarter covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.  There has not been any change in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 12, 2007, we filed a complaint against Siemens VDO Automotive Corp. and Schrader-Bridgeport International, Inc. in the United States District Court for the Eastern District of Virginia alleging infringement of our United States Patent No. 5,231,872, entitled “Tire Monitoring Apparatus and Method.”

The court has set a schedule directing the parties in the lawsuit to complete discovery by the end of February 2008 and setting the final pre-trial conference for February 21, 2008.  The trial of the case is expected to start four to eight weeks after the final pre-trial conference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following changes in our securities occurred during the three months ended October 31, 2007:

By amended conversion notice dated December 12, 2007, Starome Investments Limited elected to convert $21,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 30,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated December 10, 2007, Xentenial Holdings Limited elected to convert $21,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 26,250,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated December 10, 2007, Certain Wealth, Ltd. elected to convert $1,150 of its 10% convertible debenture into common shares of the Company.  In response we issued 1,437,500 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By amended conversion notice dated December 10, 2007, Starome Investments Limited elected to convert $12,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 15,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By amended conversion notice dated December 10, 2007, Starome Investments Limited elected to convert $24,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 30,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By amended conversion notice dated December 10, 2007, Starome Investments Limited elected to convert $24,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 30,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated December 6, 2007, Xentenial Holdings Limited elected to convert $35,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 25,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated December 5, 2007, Starome Investments Limited elected to convert $14,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 10,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated December 4, 2007, Certain Wealth, Ltd. elected to convert $2,100 of its 10% convertible debenture into common shares of the Company.  In response we issued 1,500,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

On November 30, 2007, Staraim Enterprises Ltd. assigned its convertible debenture with a face amount of $2 million and principal balance of $1,770,000, amended on December 30, 2005 to Xentenial Holdings Limited.

On November 30, 2007, we entered into a securities purchase agreement with Xentenial Holdings Limited in which Xentenial agreed to purchase from our company one or more secured convertible debentures for an aggregate face amount of up to $1,150,000. Pursuant to this securities purchase agreement, Xentenial purchased one secured convertible debenture for $422,000 and was issued 225 million five year warrants exercisable into shares of our Common Stock at $0.0298 per share. The securities purchase agreement gives Xentenial the ability, but not the obligation and subject to our agreement, to purchase one or more additional secured convertible debentures for the remaining balance of up to $728,000 within six months.  If we issue any more of these convertible debentures (up to an aggregate face amount of $728,000), we have agreed that we will also issue up to 420 million five year share purchase warrants exercisable into shares of our Common Stock at $0.0298 per share. We received net proceeds of $350,000 on November 30, 2007 after paying a $42,000 monitoring fee and a $30,000 structuring due diligence fee to Yorkville Advisors, LLC.  The securities were issued pursuant to Rule 506 of Regulation D under the Securities Act.

By amended conversion notice dated November 29, 2007, Starome Investments Limited elected to convert $14,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 10,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated November 27, 2007, Starome Investments Limited elected to convert $17,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 10,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated November 26, 2007, Certain Wealth, Ltd. elected to convert $1,300 of its 10% convertible debenture into common shares of the Company.  In response we issued 722,222 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated November 20, 2007, Certain Wealth, Ltd. elected to convert $2,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 1,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated November 20, 2007, Starome Investments Limited elected to convert $10,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 50,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

On November 19, 2007, we entered into a securities purchase agreement with Xentenial Holdings Limited in which Xentenial agreed to purchase from our company a secured convertible debenture for an aggregate face amount of $96,500.  Pursuant to this securities purchase agreement, Xentenial purchased a secured convertible debenture for $96,500. We received net proceeds of $85,000 after payment of a structuring/due diligence fee $11,500 to Yorkville Advisors, LLC.  The securities were issued pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated November 16, 2007, Starome Investments Limited elected to convert $23,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 10,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated November 7, 2007, Starome Investments Limited elected to convert $111,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 30,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated November 6, 2007, Starome Investments Limited elected to convert $15,200 of its 10% convertible debenture into common shares of the Company.  In response we issued 4,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated November 5, 2007, Starome Investments Limited elected to convert $11,400 of its 10% convertible debenture into common shares of the Company.  In response we issued 3,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By two conversion notices dated November 2, 2007, Starome Investments Limited elected to convert $22,560 of its 10% convertible debenture into common shares of the Company.  In response we issued 6,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

On October 31, 2007, we issued 100,000 warrants exercisable at $0.03 per share into shares of our common stock to SKS Consulting of South Florida Corp. in consideration of consulting services provided pursuant to a consulting agreement.

On October 30, 2007, we issued 200,000 shares of our common stock to SKS Consulting of South Florida Corp. in consideration of consulting services provided pursuant to a consulting agreement.

By amended conversion notice dated September 27, 2007, Staraim Enterprises Limited elected to convert $130,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 23,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

On September 28, 2007, we issued 100,000 warrants exercisable at $0.03 per share into shares of our common stock to SKS Consulting of South Florida Corp. in consideration of consulting services provided pursuant to a consulting agreement.

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

On September 12, 2007, we issued 100,000 shares of our common stock to SKS Consulting of South Florida Corp. in consideration of consulting services provided pursuant to a consulting agreement.

On August 31, 2007, we issued 100,000 warrants exercisable at $0.03 per share into shares of our common stock to SKS Consulting of South Florida Corp. in consideration of consulting services provided pursuant to a consulting agreement.

     On August 27, 2007, pursuant to a securities purchase agreement with Xentenial Holdings Limited dated April 27, 2007 we sold a second convertible debenture under the $1.5 million securities purchase agreement entered into with Xentenial Holdings Limited on April 27, 2007 for gross proceeds of $350,000 and net proceeds of $315,000. Terms of the debenture are as per the debenture issued on April 27, 2007 as disclosed in note 6(f) to our financial statements.  [The securities were issued pursuant to Rule 506 of Regulation D under the Securities Act.]

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

On August 3, 2007, we issued 100,000 shares of our common stock to SKS Consulting of South Florida Corp. in consideration of consulting services provided pursuant to a consulting agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit

Number	Description

3.1	Articles of SmarTire Systems Inc. (1)

10.1
Agreement between GE Sensing Inc. and SmarTire Systems Inc. dated August 3, 2007.  Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Request for Confidential Treatment filed under 17 C.F.R.ss.ss.200.80(b)4) (2)

10.2	Convertible debenture dated as of August 20, 2007 issued by SmarTire Systems Inc. to Xentenial Holding Limited (2)

10.3	Waiver letter between us and YA Global Investments, L.P. dated November 7, 2007 (2)

10.4	Waiver letter from Starome Investements Limited dated November 7, 2007 (2)

10.5	Securities Purchase Agreement dated November 19, 2007 by and between SmarTire Systems Inc. and Xentenial Holdings Limited. **

10.6	Convertible Debenture November 19, 2007 issued by SmarTire Systems Inc. to Xentenial Holdings Limited. **

10.7	Amendment No. 2 to investor registration rights agreement by and between SmarTire Systems Inc. and Xentenial Holdings Limited dated November 19, 2007. **

10.8	Form of Share Purchase Warrant issued by SmarTire Systems Inc. to Xentenial Holdings Limited on November 30, 2007. **

10.9	Securities Purchase Agreement dated November 30, 2007 by and between SmarTire Systems Inc. and Xentenial Holdings Limited. **

10.10	Form of Convertible Debenture dated November 30, 2007 issued by SmarTire Systems Inc. to Xentenial Holdings Limited. **

10.11	Amendment No. 3 to investor registration rights agreement by and between SmarTire Systems Inc. and Xentenial Holdings Limited dated November 30, 2007. **

10.12	November 30, 2007 Assignment agreement by and between Xentenial Holdings Limited, Staraim Enterprises Ltd. and SmarTire Systems Inc. **

10.13	Consent to amend Convertible Debencture dated November 30, 2007 issued to Xentenial Holdings Limited. **

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002** +

32.2	Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002** +

** Filed herewith

(1)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on February 5, 2007.

(2)	Incorporated by reference to SmarTire System Inc.’s Form 10-KSB filed with the Securities Exchange Commission on November 9, 2007.

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

Date:  December 21, 2007

/s/ Jeff Finkelstein
Jeff Finkelstein
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date:  December 21, 2007