Form 10QSB
period 2008-01-31
SMARTIRE SYSTEMS INC
filed 2008-03-17
CIK 1057293

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended January 31, 2008.

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of our common stock outstanding at March 11, 2008 was 2,405,269,235.

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

ITEM  1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited and SmarTire Technologies Inc. (“we,” “us,” “our,” and “SmarTire”) as of January 31, 2008 and for the three and six months ended January 31, 2008 and January 31, 2007 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the three and six months ended January 31, 2008 and January 31, 2007 includes all adjustments necessary in order to ensure that the financial statements are not misleading. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2007 annual consolidated financial statements. All adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the Company’s July 31, 2007 annual consolidated financial statements.

Operating results for the three and six months ended January 31, 2008 are not necessarily indicative of the results that can be expected for the year ending July 31, 2008.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

	January 31,	July 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$144,761	$350,018
Receivables, net of allowance for doubtful accounts
of $10,000 (July 31, 2007 - $18,657)	401,029	505,581
Inventory	1,501,003	1,591,230
Prepaid expenses	146,440	138,890
	2,193,233	2,585,719

Property and equipment	767,342	799,540

Deferred financing costs (note 4)	445,551	947,945

	$3,406,126	$4,333,204

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable and accrued liabilities (note 5)	$2,481,289	$1,748,855
Current portion of convertible debentures (note 6)	19,220,640	11,134,533
Current portion of accrued interest on convertible debentures, payable in shares (note 6)	6,478,963	4,741,414
	28,180,892	17,624,802

Convertible debentures (note 6)	1,986,293	1,828,575
Unrecognized tax benefit (Note 3 (b))	756,698	-
Accrued interest on convertible debentures, payable in shares (note 6)	113,918	194,588

Preferred shares, subject to mandatory redemption net of
amounts to be accreted of $Nil (July 31, 2007 - $Nil) (note 7)	3,527,546	3,449,776

Capital deficit:
Share capital (note 8)
Common shares, without par value:
Unlimited shares authorized
1,245,510,602 shares issued and outstanding (July 31, 2007 - 463,336,271)	72,670,887	71,033,916
Additional paid-in capital	34,497,631	34,081,226
Accumulated deficit	(139,050,820)	(124,796,374)
Accumulated other comprehensive income	723,081	916,695
	(31,159,221)	(18,764,537)

	$3,406,126	$4,333,204
Going concern (note 2)
Contingency (note 11)
See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2008	2007	2008	2007

Revenue (note 12)	$740,848	$946,665	$1,663,874	$1,798,444

Cost of goods sold	665,165	650,164	1,461,919	1,288,140

	75,683	296,501	201,955	510,304

Expenses:
Depreciation and amortization	65,902	142,908	130,187	283,609
Engineering, research and development	413,326	995,946	905,831	1,819,685
General and administrative	762,996	868,451	1,275,863	1,804,865
Marketing	187,167	371,930	441,792	1,038,459
	1,429,391	2,379,235	2,753,673	4,946,618

Loss from operations	(1,353,708)	(2,082,734)	(2,551,718)	(4,436,314)

Other earnings (expenses):
Interest income	1,532	5,710	5,844	15,292
Interest and financing expense (note 9)	(6,321,116)	(3,030,874)	(11,342,769)	(4,963,808)
Unrealized loss on derivative instruments	-	-	-	(1,030,415)
Foreign exchange gain (loss)	(483,565)	(216,327)	363,269	(223,902)
	(6,803,149)	(3,241,491)	(10,973,656)	(6,202,833)

Loss for the period	(8,156,857)	(5,324,225)	(13,525,374)	(10,639,147)

Accrued dividends and accretion on preferred shares (note 7)	(38,885)	(2,009,216)	(77,770)	(3,726,269)

Loss available to common stockholders	$(8,195,742)	$(7,333,441)	$(13,603,144)	$(14,365,416)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Weighted average number of common shares used in
the computation of basic and diluted loss per share	835,521,037	319,084,077	668,135,685	315,378,079

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Comprehensive Loss
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2008	2007	2008	2007

Loss for the period	$(8,156,857)	$(5,324,225)	$(13,525,374)	$(10,639,147)
Translation adjustment	245,128	101,111	(193,614)	139,515

Other comprehensive loss for the period	$(7,911,729)	$(5,223,114)	$(13,718,988)	$(10,499,632)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2008 and 2007
(Unaudited)

	January 31,	January 31,
	2008	2007
Cash provided (used for):
Operating activities:
Loss for the period	$(13,525,374)	$(10,639,147)
Items not affecting cash:
Depreciation and amortization	130,187	283,609
Unrealized loss on derivative instruments	-	1,030,415
Non-cash interest and finance charges	11,306,334	4,920,899
Stock-compensation expense	146,607	353,160
Issuance of common shares and warrants for services received	4,617	(15,690)
Unrealized foreign exchange gain on financing activities	(356,293)	-
Changes in non-cash working capital:
Receivables	129,942	(49,012)
Inventory	189,463	293,165
Prepaid expenses	(147)	(71,221)
Accounts payable and accrued liabilities	607,001	627,332

Net cash used in operating activities	(1,367,663)	(3,266,490)

Investing activities:
Purchase of property and equipment	(47,209)	(287,191)

Net cash used in investing activities	(47,209)	(287,191)

Financing activities:
Cash received on exercise of stock options	-	93,000
Proceeds from convertible debentures (note 6)	1,260,500	1,884,000
Financing costs (note 6)	(160,500)	(213,400)

Net cash provided by financing activities	1,100,000	1,763,600

Effect of exchange rate difference on cash and cash equivalents	109,615	127,771

Net decrease in cash and cash equivalents	(205,257)	(1,662,310)

Cash and cash equivalents, beginning of period	350,018	1,988,420

Cash and cash equivalents, end of period	$144,761	$326,110

Supplementary information:
Interest and finance charges paid	$28,169	$5,229
Non-cash investing and financing activities:
Conversion of preferred shares to common shares	-	74,720
Conversion of convertible debentures to common shares (note 6)	1,106,228	308,642
Shares issued for services and settlement of debt (notes 8 (f)-(g))	17,430	-
Warrants issued for services (note 8 (e))	1,907	-
Proceeds of convertible debentures allocated to warrants (note 6)	200,489	-
Proceeds of convertible debentures allocated to beneficial conversion feature (note 6)	658,485	-

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Capital Deficit
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2008 (unaudited) and year ended July 31, 2007

	Common Shares		Additional	Accumulated	Accumulated
	Shares	Amount	paid-in	deficit	other
			capital		comprehensive	Capital
					income	deficit
Balance as at July 31, 2007	463,336,271	$71,033,916	$34,081,226	$(124,796,374)	$916,695	$(18,764,537)

Conversion of convertible debentures into common shares (note 6)	779,469,519	1,619,541	(513,313)	-	-	1,106,228
Stock-based compensation (notes 8(c))	-	-	146,607	-	-	146,607
Issuance of warrants for services (note 8(e))	-	-	1,907	-	-	1,907
Accrued dividends on preferred shares (note 7)	-	-	(77,770)	-	-	(77,770)
Incremental beneficial conversion feature adjustment (note 6)	-	-	658,485	-	-	658,485
Issuance of warrants in conjunction with convertible debentures (note 6)	-	-	200,489	-	-	200,489
Shares issued for services and settlement of debt (notes 8 (f)-(g))	2,704,812	17,430	-	-	-	17,430
Loss for the period	-	-	-	(13,525,374)	-	(13,525,374)
Translation adjustment	-	-	-	-	(193,614)	(193,614)
Cumulative-effect adjustment (note 3 (b))	-	-	-	(729,072)	-	(729,072)
Balance as at January 31, 2008 (unaudited)	1,245,510,602	$72,670,887	$34,497,631	$(139,050,820)	$723,081	$(31,159,221)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2008 and 2007

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

The Company has incurred recurring operating losses and has an accumulated deficit of $139,050,820 and a working capital deficiency of $25,987,659 of which $25,699,603 is potentially convertible into shares of common stock of the Company, subject to certain restrictions as described in note 6(i) as at January 31, 2008. During the six months ended January 31, 2008, the Company used cash of $1,414,872 (six months ended January 31, 2007 - $3,553,681) in operating and investing activities and realized net proceeds of $1,100,000 (six months ended January 31, 2007 - $1,763,600) from financing activities.

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
Six months ended January 31, 2008 and 2007

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

(b) Recent accounting pronouncements:

In July 2006, the Financial Accounting Standards Board ("FASB") issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)" ("FIN 48"). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006.

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

The cumulative effect of adopting FIN 48 of $756,698 was recorded as a reduction of $729,072 to accumulated deficit and a change to operations of $27,626.  The total amount of unrecognized tax benefits as of January 31, 2008 was $756,698.  Of this amount, $756,698 represents the amount that would reduce the Company's effective income tax rate, if recognized in future periods.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2008 and 2007

4.	Deferred financing costs:

	January 31,	July 31,
	2008	2007

Balance, beginning of year	$ 947,945	$ 1,692,094
Additions during the period	-	227,910
Amortization of deferred financing costs	(502,394)	(972,059)

Balance, end of period	$ 445,551	$ 947,945

5.	Accounts payable and accrued liabilities:

	January 31,	July 31,
	2008	2007

Accounts payable	$ 731,222	$ 374,788
Accrued liabilities	805,621	534,071
Due to directors	260,175	191,475
Interest payable on convertible debentures	684,271	648,521

	$ 2,481,289	$ 1,748,855

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2008 and 2007

6.	Convertible debentures:

The Company has entered into a number of convertible debt instruments. The following table denotes the face value of each of these convertible debentures and provides a summary of the balance of convertible debentures outstanding as at January 31, 2008. Each convertible debenture is also described in detail as specified in the table below.

	Note 6 (a)	Note 6 (b)	Note 6 (c)	Note 6 (d)	Note 6 (e)	Note 6 (f)	Note 6 (g)	Note 6 (h)
	5%	5%	10%	10%	10%	10%	10%	12%	Total
Original face value of convertible debenture	$ 195,000	$ 1,500,000	$30,000,000	$ 1,200,000	$1,800,000	$1,500,000	$ 96,500	$ 814,000	$ 37,105,500

Debt component, as at July 31, 2007:	10,000	1,420,000	9,704,533	415,620	896,112	516,843	-	-	12,963,108
Issued	-	-	-	-	-	350,000	96,500	814,000	1,260,500
Finance fees paid to debenture holder/related company of debenture holder	-	-	-	-	-	(35,000)	(11,500)	(114,000)	(160,500)
Intrinsic value of beneficial conversion feature of convertible debentures	-	-	-	-	-	(200,121)	(35,625)	(422,739)	(658,485)
Fair value of warrants issued	-	-	-	-	-	-	-	(200,489)	(200,489)
Interest accretion	-	-	8,544,214	232,501	227,697	102,738	1,873	4	9,109,027
Conversion of debt to common shares		-	(934,031)	(172,197)	-	-	-	-	(1,106,228)
Debt component, as at January 31, 2008	10,000	1,420,000	17,314,716	475,924	1,123,809	734,460	51,248	76,776	21,206,933
Less current portion, as at January 31, 2008	(10,000)	(1,420,000)	(17,314,716)	(475,924)	-	-	-	-	(19,220,640)
Long term portion of debt component, as at January 31, 2008	$ -	$ -	$ -	$ -	$ 1,123,809	$ 734,460	$ 51,248	$ 76,776	$ 1,986,293
Remaining face value of convertible debenture as at January 31, 2008	$ 10,000	$ 1,420,000	$ 28,920,527	$ 764,593	$1,800,000	$1,500,000	$ 96,500	$ 814,000	$35,325,620

(a)	$195,000 – 5% convertible debenture issued on December 15, 2004

On December 15, 2004, the Company closed a $195,000 private placement bearing interest at 5% per annum and maturing on December 15, 2006.  As at July 31, 2005, as a result of a default, the Company had accreted the original assigned debt component to its full face value, and therefore, there is no accretion expense on this debenture for the years ending July 31, 2007 and 2006.

During the year ended July 31, 2007, $185,000 of principal was converted into common shares resulting in the issuance of 7,115,384 common shares.  As at January 31, 2008, there remains outstanding $10,000 of principal and $1,521 of interest payable in cash (July 31, 2007 - $10,000 and $1,271).  The holder of the debenture has not requested repayment or conversion and therefore the Company continues to disclose the amount as a current liability.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2008 and 2007

6.	Convertible debentures (continued):

Principal under the convertible debentures is convertible at the option of the holder in whole or in part and from time to time at a conversion price equal to the lesser of:

i)	$0.036 and;

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

For accounting purposes, the Company calculated the intrinsic value of the beneficial conversion feature to be $1,499,999 and recorded it as additional paid-in capital.  During the year ended July 31, 2006, the loan became in default as a result of the Company not obtaining an extension from the holder, relating to the deferral of all principal and interest.  As a result of the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2006.  Consequently, the Company did not record any accretion expense on this debenture for the three and six months ended January 31, 2008 and January 31, 2007.

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in Note 6(i).

As at January 31, 2008, the Company was in arrears on payments of principal and interest in the amount of $1,420,000 and $182,750 respectively (July 31, 2007 - $1,420,000 and $147,250).  However, the Company has obtained an extension from the holder to defer all principal and interest payments under this convertible debenture until March 31, 2008.

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
Six months ended January 31, 2008 and 2007

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

As a result of the issuance of the November 2006 10% convertible debenture (Note 6(d)) and the anti-dilution provisions, the conversion price for the outstanding principal for these convertible debentures was reduced to the lesser of:

i)	$0.573 and;

ii)	80% of the lowest volume weighted average price of the Company’s common stock during the thirty trading days preceding the conversion date as quoted by Bloomberg, LP.

This debenture is also subject to a registration rights agreement, as described in Note 6(i).

As at January 31, 2008, the Company has accrued $6,682,776 (July 31, 2007 - $5,241,414) in interest based on the terms of the amended convertible debenture of which $500,000 (July 31, 2007 - $500,000) is included in accounts payable and accrued liabilities and the remainder of $6,182,776 (July 31, 2007 - $4,741,414) is included in accrued interest on convertible debentures.  The amount included in accounts payable and accrued liabilities related to cash interest payable prior to the amendment of the convertible debentures on December 30, 2005.

During the six months ended January 31, 2008, holders of the 10% convertible debentures converted $934,031 of principal (six months ended January 31, 2007 - $123,642) into 682,512,607 (six months ended January 31, 2007 – 3,157,747) common shares of the Company. During the three and six months ended January 31, 2008, the Company recorded $4,910,324 and $8,544,214 (three and six months ended January 31, 2007 - $1,496,824 and $2,450,453) of interest expense relating to interest accretion and charged it to the statement of operations.

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
Six months ended January 31, 2008 and 2007

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

On November 7, 2006, the Company closed a private placement of unsecured convertible debentures in the aggregate principal amount of $1.2 million. The Company paid fees totaling $130,000 to one of the holders upon closing.  The convertible debentures bear interest at 10% per annum, and will mature on October 31, 2008.  Interest shall be paid on October 31, 2008 in cash or shares of the Company’s common stock, at the option of the Company.  The outstanding principal amount of each debenture is convertible into shares of the Company's common stock, in whole or in part, at the option of the holder of the debenture at the lesser of:

i)	$0.573 and;

ii)	80% of the lowest volume weighted average price of the Company’s common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

In addition, the agreement contains similar anti-dilution provisions as those described in Note 6(c).  This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in Note 6(i).

With the adoption of the FASB staff position on EITF 00-19-2 (“FSP No. EITF 00-19-2”), management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock” (EITF 00-19”), to be accounted for as an equity interest and not a derivative.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, being $663,871, was allocated to additional paid-in capital.  The remaining amount of $406,129 (net of $130,000 in finance fees paid to the holder) has been allocated to the debt component and is being accreted over the life of the debenture to the original face value using the effective interest rate method.  During the six months ended January 31, 2008, holders converted $172,197 of principal (six months ended January 31, 2007 - $Nil) into 96,956,912 (2006 – Nil) common shares of the Company. During the three and six months ended January 31, 2008, interest accretion of $98,462 and $232,501 (three and six months ended January 31, 2007 - $56,808 and $56,808) was charged to the statement of operations as interest expense.  As at January 31, 2008, there remains outstanding $764,593 of principal and $128,577 of interest payable in cash or shares of the Company’s common stock at the option of the Company (July 31, 2007 - $936,790 and $87,789).

In connection with these debentures, the Company entered into a registration rights agreement, as described in Note 6(i).  A registration statement for the securities underlying these debentures was declared effective on June 15, 2007 by the Securities Exchange Commission.   However, the Company registered only 87,958,115 of the shares of the Company’s common stock, which is less than the 150,000,000 agreed to in the registration statement. As such, management may be required to register additional shares underlying the convertible debentures. While management will apply its best efforts to register additional shares if required, there can be no assurances that the Company will succeed in obtaining the required approvals.  The result of not obtaining an effective registration statement could have a significant impact on the operations of the Company.  However, as at January 31, 2008, it is management’s opinion that the Company will be able to register additional shares if required, or alternatively management believes the holders will provide a future waiver until such time as the debentures are settled or a new registration statement is declared effective by the SEC.  These debentures contain contractual restrictions on beneficial share ownership limiting beneficial ownership to 4.99% unless the debenture holders waive such limitation.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2008 and 2007

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

The convertible debentures are convertible into shares of the Company at the then effective conversion price. The conversion price in effect on any conversion date shall be equal to the lesser of:

i)	$0.573 and;

ii)	80% of the lowest volume weighted average price of our common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

This debenture is also subject to a registration statement agreement and beneficial ownership limitations, as described in Note 6(i).

With the adoption of FSP No. EITF 00-19-2, management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, to be accounted for as an equity interest and not a derivative.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, being $886,302 was allocated to additional paid-in capital.  The remaining amount of $718,698 (net of $195,000 in finance fees paid to the holder) has been allocated to the debt component and is being accreted over the life of the debenture to the original face value using the effective interest rate method.  The Company has recorded accretion of $121,028 and $227,697 for the three and six months ended January 31, 2008 (three and six months ended January 31, 2007 - $Nil and Nil). As at January 31, 2008, there remains outstanding $1,800,000 of principal and $167,610 of interest payable in cash or shares of the Company’s common stock at the option of the Company (July 31, 2007 - $1,800,000 and $76,868).

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

The convertible debentures are convertible into shares of the Company at the then effective conversion price. The conversion price in effect on any conversion date shall be equal to the lesser of:

i)	$0.573 and;

ii)	80% of the lowest volume weighted average price of our common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2008 and 2007

6.	Convertible debentures (continued):

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in Note 6(i).

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

The Company recorded accretion of $55,476 and $102,738 for the three and six months ended January 31, 2008 (three and six months ended January 31, 2007 - $Nil and Nil).  As at January 31, 2008, there remains outstanding $1,500,000 of principal and $101,711 of interest payable in cash or shares of the Company’s common stock at the option of the Company (July 31, 2007 - $1,150,000 and $29,931).

(g)	$96,500 – 10% convertible debenture issued November 19, 2007

On November 19, 2007, the Company closed on a $96,500 securities purchase agreement.  The Company paid fees of $11,500 upon closing to the holders.  The convertible debenture bears interest at 10% per annum, and will mature on November 19, 2010. Interest is payable at maturity in cash or shares of the Company’s common stock, at the option of the Company.

The convertible debentures are convertible into shares of the Company at the then effective conversion price. The conversion price in effect on any conversion date shall be equal to the lesser of:

i)	$0.573 and;

ii)	80% of the lowest volume weighted average price of our common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in Note 6(i).

With the adoption of FSP No. EITF 00-19-2, management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, to be accounted for as an equity interest and not a derivative.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, related to the November 19, 2007 $96,500 convertible debenture, being $35,625 was allocated to additional paid-in capital.  The remaining amount of $49,375 (net of $11,500 in finance fees paid to the holder) has been allocated to the debt component and is being accreted over the life of the debenture to the original face value using the effective interest rate method.

The Company recorded accretion of $1,873 for the three and six months ended January 31, 2008 (three and six months ended January 31, 2007 - $Nil).  As at January 31, 2008, there remains outstanding $96,500 of principal and $1,930 of interest payable in cash or shares of the Company’s common stock at the option of the Company (July 31, 2007 - $Nil).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2008 and 2007

6.	Convertible debentures (continued):

(h)	$814,000 – 10% convertible debentures issued November 30, 2007 and January 18, 2008

On November 30, 2007, the Company closed on a $1,150,000 securities purchase agreement.  To January 31, 2008, the Company was funded an aggregate of $814,000 in two separate installments on November 30, 2007 and January 18, 2008. The securities purchase agreement gives debtholder the ability, but not the obligation and subject to our agreement, to purchase one or more additional secured convertible debentures for the remaining balance of up to $336,000 within six months from November 30, 2007 (note 13). The Company paid fees totaling $114,000 and issued 450 million five-year warrants exercisable into shares of our Common Stock at $0.0298 per share upon closing to the holders.  If the Company issues any more of these convertible debentures (up to an aggregate face amount of $336,000), the Company has agreed that it will also issue up to 195 million five-year share purchase warrants exercisable into shares of our Common Stock at $0.0298 per share. The convertible debentures bear interest at 12% per annum, and will mature on November 30, 2010 and January 31, 2011 respectively. Interest is payable at maturity in cash or shares of the Company’s common stock, at the option of the Company.

The convertible debentures are convertible into shares of the Company at the then effective conversion price. The conversion price in effect on any conversion date shall be equal to the lesser of:

i)	$0.573 and;

ii)	80% of the lowest volume weighted average price of our common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

These debentures are also subject to a registration rights agreement and beneficial ownership limitations, as described in Note 6(i).

With the adoption of FSP No. EITF 00-19-2, management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, to be accounted for as an equity interest and not a derivative.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, related to the November 30, 2007 and January 18, 2008 $422,000 and $392,000 convertible debentures, being $422,739 and the fair value of the warrants, being $200,489 was allocated to additional paid-in capital.  The remaining amount of $76,772 (net of $114,000 in finance fees paid to the holder) has been allocated to the debt component and is being accreted over the life of the debentures to the original face values using the effective interest rate method.

The fair value of the warrants at the date of grant was estimated at $422,739 using the Black-Scholes option pricing model using the following weighted average assumptions: dividend yield of 0%, expected volatility ranging from 150.8% -151.3%, risk-free interest rate ranging from of 3.47% - 3.80%, and an expected life of 5 years.

The Company recorded accretion of $4 for the three and six months ended January 31, 2008 (three and six months ended January 31, 2007 - $Nil).  As at January 31, 2008, there remains outstanding $814,000 of principal and $10,277 of interest payable in cash or shares of the Company’s common stock at the option of the Company (July 31, 2007 - $Nil and $Nil).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2008 and 2007

6.	Convertible debentures (continued):

(i)	Registration rights agreements and beneficial ownership initiations

In connection with the execution of the convertible debenture agreements described in Notes 6(b), (c), (d), (e), (f) (g) and (h) and with the preferred shares issued (as described in Note 7), the Company entered into registration rights agreements with the holders.  Under the terms of these agreements, the Company agreed to file and remain effective a registration statement underlying the securities to be sold under the various convertible instruments noted above, except for the convertible debenture agreements described in Notes 6 (e), (f), (g) and (h), whereby the Company is required to use its best efforts to file, within thirty (30) days of demand by the Investors and provided that at least 30 days have passed since any other registration statement filed by the Company has been declared effective by the SEC, with the SEC a registration statement on Form S-1 or SB-2 (or, if the Company is then eligible, on Form S-3) under the Securities Act. In addition, these debenture agreements limit beneficial ownership, at any one time, of 4.9%, except for the convertible debentures described in note 6(d) which is 4.99%, of our outstanding shares by each debenture holder and its affiliates except upon providing us with not less than 65 days prior notice.

In the event the registration statements are not filed by the scheduled filing deadline or is not declared effective by the SEC, than as partial relief for the damages to any holder, the Company will pay as a liquidated damage to the holder, at the holder’s option, either a cash amount or shares of the Company’s common stock within 3 business days, equal to 2% of the liquidated value of the convertible debentures or preferred shares outstanding for each 30 day period after the scheduled filing deadline or scheduled effective date.  For the convertible debentures described in Notes 6(b) and (c) and the preferred shares described in Note 7, the Company obtained permanent waivers to liquidation damages under the registration rights agreements on November 7, 2007 which eliminated the need to recognize a provision in relation to these debentures.  For the debentures described in Notes 6(d), (e), (f), (g) and (h), the registration right agreement limits the amount of damages to not exceed 20% of the aggregate purchase price for all investors, being $240,000, $360,000, $300,000, $19,300 and $162,800 respectively.

Except as described in Note 6(d), the Company has not filed or made effective any registration statement underlying the other securities.  However, on November 7, 2007 management obtained permanent waivers from the various holders of the convertible debentures described in Notes 6(b) and (c) and the preferred shares described in Note 7, which indicates the Company is not considered in default of these agreements and the holders waive their rights under the default provisions affected by this non-compliance.  While management will apply its best efforts to have the various registration statements filed and declared effective if demanded by the Investors, there can be no assurances that the Company will succeed in obtaining the required approvals..  The result of not obtaining these effective registration statements could have a significant impact on the operations of the Company.  However, as at January 31, 2008, it is management’s opinion that the various holders of these instruments will not require the Company to make effective a registration statement as required under the terms of this agreement until such time as the convertible instruments are settled.  As such, the Company has not accrued any liabilities related to these liquidated damages associated with this non-compliance for any of the periods presented.

(j)	Security granted

In connection with the execution of the January 23, 2007 securities purchase agreement described in Note 6(e),  the Company entered into a security agreement with Xentenial Holdings Limited, Cornell Capital Partners, LP, Starome Investments Limited and Staraim Enterprises Limited, in which the Company granted to these parties a security interest over all of its assets to secure both the repayment to Xentenial Holdings of all debts of the company now or hereafter held by it and all of the previously existing debt evidenced by the previously unsecured convertible debentures that the Company had previously sold to Cornell Capital Partners, Staraim Enterprises and Starome Investments. The security granted applies to the convertible debenture agreements described in Notes 6(b), (c), (e), (f), (g) and (h) and with the preferred shares issued (as described in Note 7).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2008 and 2007

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

The holders of the preferred shares are entitled to receive dividends or distributions on a pro rata basis according to their holdings of the preferred shares when and if declared by our board of directors, in the amount of 5% per year.  Dividends will be paid in cash and are cumulative.  As at January 31, 2008, no dividends have been declared by the Company’s board of directors.  No declared and unpaid dividends will bear or accrue interest.

As at January 31, 2008, the aggregate liquidation value of the preferred shares amounted to $3,527,546 (July 31, 2007 – $3,449,776).

As at January 31, 2008, the balance of the preferred shares subject to mandatory redemption consisted of the initial allocation of $1 (July 31, 2006 - $1), cumulative, undeclared but accrued dividends of $442,106 (July 31, 2007 - $364,336), and accumulated accretion of $3,999,999 (July 31, 2007 - $3,999,999), less $914,560 (July 31, 2007 - $914,560) converted to common shares. The balance of the remaining face value of the convertible preferred stock, being $3,085,440 (July 31, 2007 - $3,085,440), was due and payable at maturity on December 22, 2006. On November 7, 2007, the holder of the preferred shares provided the Company with an extension to March 31, 2008 to pay the balance owed on the preferred shares.

The preferred shares are subject to a registration statement and beneficial ownership limitations as described in Note 6(i) and are secured by the Company’s assets as described in Note 6(j).

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2008 and 2007

8.	Share capital (continued):

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

During the three and six months ended January 31, 2008, the Company charged $17,891 and $146,607 (three and six months ended January 31, 2007 - $176,580 and $353,160) to the statement of operations which increased engineering, research and development expenses by $10,205 and $76,945 (2007 - $82,634 and $165,268), general and administrative expenses by $5,878 and $33,332 (2007 - $38,988 and $77,976) and marketing expenses by $1,808 and $36,330 (2007 - $54,958 and $109,916) relating to options respectively.

As at January 31, 2008, for options granted in the period or in a prior year, there was $26,318 of total unrecognized compensation cost related to unvested options.  This unrecognized compensation cost is expected to be recognized over a weighted average period of six months.

(d)	Stock-options:

The following table represents the transactions and the number of stock options which are unvested, vested, and the total outstanding during the period ended January 31, 2008:

	Unvested options		Vested options		Total
		Weighted		Weighted		Weighted
	Unvested	average	Vested	average		average
	options	exercise	options	exercise	Options	exercise
	outstanding	price	outstanding	price	outstanding	price

Opening balance,
July 31, 2007	9,600,000	$ 0.06	39,243,002	$ 0.06	48,843,002	$ 0.06
Options vested	(5,437,500)	0.06	5,437,500	0.06	-	$ 0.06
Options forfeited	(2,387,500)	0.07	(8,695,050)	0.14	(11,082,550)	0.13

Ending balance,
January 31, 2008	1,775,000	$ 0.05	35,985,452	$ 0.05	37,760,452	$ 0.05

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2008 and 2007

8.	Share capital (continued):

The following stock options were outstanding as at January 31, 2008:

	Options outstanding			Options exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of	Number	contractual	exercise	Number	exercise
exercise prices	of options	life	price	exercisable	price

$0.03 - 0.07	31,945,002	2.35	$ 0.04	30,170,002	$ 0.04
$0.10 - 0.20	5,814,200	1.89	0.14	5,814,200	0.14
$0.53	1,250	0.01	0.53	1,250	0.53

$0.03 - 0.53	37,760,452	2.28	$ 0.05	35,985,452	$ 0.05

Stock option plans

The options currently outstanding under the “2005 US Stock Incentive Plan” and the “2005 Stock Incentive Plan” vest over two years, except options granted to directors, which vest immediately.  The options outstanding under the "2003 and 2004 US Stock Incentive Plan" and the "2003 and 2004 Stock Incentive Plan" generally vest immediately. The options currently outstanding under the "2000 and 2002 Stock Incentive Plan" have vested as at January 31, 2008. The exercise price of each option is generally based on the fair value of the common stock at the date of grant. These options have a five year term.

As at January 31, 2008, 1,775,000 options were unvested, 14,362,946 options were available to be issued under the Company’s US Stock Option plans and 19,827,113 were available to be issued under the non-US Stock Options plans.

(e)	Warrants:

As at January 31, 2008, warrants outstanding were exercisable for 515,958,141 (July 31, 2007 – 65,758,141) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $0.03 to $0.70 per share and expire on various dates until January 18, 2013.

The exercise price of warrants issued were not less than the market price of the Company's common shares at the date of issuance.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2008 and 2007

8.	Share capital (continued):

		Weighted-
		average
		exercise
	Warrants	price

Outstanding, beginning of year	65,758,141	$ 0.04
Issued	450,500,000	0.03
Expired	(300,000)	0.59

Oustanding, end of period	515,958,141	$ 0.03

The following warrants were outstanding at January 31, 2008:

		Weighted
		average	Weighted
		remaining	average
Range of	Number	contractual	exercise
exercise prices	of warrants	life	price

$0.03	513,700,000	4.60	$ 0.03
$0.06 - 0.22	2,132,673	1.04	0.15
$0.35 - 0.70	125,468	0.30	0.44

$0.03 - 0.70	515,958,141	4.58	$ 0.03

During the six months ended January 31, 2008, 500,000 share purchase warrants were issued for services rendered and 450 million share purchase warrants were issued in conjunction with the issuance of convertible debt as disclosed in Note 6 (h). The warrants are currently exercisable at $0.03 per warrant. The fair value of the warrants issued for services rendered at the date of grant was estimated at $1,907 using the Black-Scholes valuation model using the following weighted average assumptions: dividend yield of 0%, expected volatility ranging from 150.4% - 151.3%, risk-free interest rate ranging from of 3.80% - 4.38%, and an expected life of 5 years.

(f)	Settlement of liabilities:

During the six months ended January 31, 2008, the Company issued 2,104,812 shares of its common stock as consideration for $14,720 in severance owed to a former employee of the Company.  The shares issued were valued using their quoted market value on the date the agreement was entered into.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2008 and 2007

8.	Share capital (continued):

(g)	Consulting agreement:

During the six months ended January 31, 2008, the Company issued 600,000 shares of its common stock and 500,000 warrants (notes 8(e) and 10(b)) as partial consideration under a consulting agreement. The fair value of the common stock of $2,710 and the fair value of the warrants in the amount of $1,907 was charged to administration expense.

9.	Interest and financing expenses:

	Three months ended		Six months ended
	January 31	January 31	January 31	January 31
	2008	2007	2008	2007

Interest accreted on convertible debentures (note 6)	$5,187,167	$1,553,632	$9,109,027	$2,507,261
Interest expense and finance charges on convertible debt and other	882,752	793,089	1,731,348	1,549,686
Amortization of deferred financing fees	251,197	234,153	502,394	456,861
Repricing of warrants	-	450,000	-	450,000

	$6,321,116	$3,030,874	$11,342,769	$4,963,808

10.	Related party transactions:

(a)
YA Global Investments LP, formerly Cornell Capital Partners is considered a related party from a financial perspective due to the number and size of the financial transactions that were entered into with the Company. YA Global Investments does not have influence over the Company's operating or investing activities. During the six months ended January 31, 2008, the Company paid $Nil in cash interest payments to YA Global Investments for interest and financing fees due on its $15,243,829 convertible debentures (six months ended January 31, 2007 - $Nil). The Company had the following financial instruments outstanding with YA Global Investments as at January 31, 2008:

Financial Instruments	Amount

Standby equity distribution agreement	$100,000,000
Preferred shares	3,085,440
Convertible debentures	15,243,829

(b)
During the six months ended January 31, 2008, the Company issued 500,000 warrants and 600,000 common shares of the Company’s common stock to a Company related to a director of the Company pursuant to a consulting agreement entered into on January 23, 2007.

(c)
During the three and six months ended January 31, 2008, the Company was charged $36,339 and $73,239           (three and six months ended January 31, 2007 - $69,885 and $149,275) in directors fees. As at January 31, 2008, $260,175 (July 31, 2007 - $191,475) was included in accounts payable and accrued liabilities as owed to Directors of the Company.  These amounts were incurred in the ordinary course of business are non-interest bearing, unsecured and due on demand.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2008 and 2007

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

For the three and six months ended January 31, 2008, management has recorded $302 and $828 as a charge to cost of sales related to this settlement (three and six months ended January 31, 2007 - $2,217 and $4,217), which is based on 5% of actual sales to Camping World for the same period.

12.	Segmented information:

The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

Revenue from external customers (based on customer location):

	Three months ended		Six months ended
	January 31,	January 31,	January 31,	January 31,
	2008	2007	2008	2007

United Kingdom	$404,196	$394,878	$798,535	$797,299
United States	289,591	510,812	749,160	934,565
Other	47,061	40,975	116,179	66,580

	$740,848	$946,665	$1,663,874	$1,798,444

As at January 31, 2008, 76% (July 31, 2007 - 79%) of the Company's property and equipment were in Canada and 24% (July 31, 2007 - 21%) were in the U.S.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2008 and 2007

12.	Segmented information (continued):

Major customers, representing 10% or more of total sales, include:

	Three months ended		Six months ended
	January 31,	January 31,	January 31,	January 31,
	2008	2007	2008	2007

Customer A	$381,900	$391,632	$760,351	$780,039
Customer B	166,098	148,561	343,625	299,142
Customer C	-	79,499	-	139,049

	$547,998	$619,692	$1,103,976	$1,218,230

13.	Subsequent events:

(a)	Subsequent to January 31, 2008, 1,159,758,633 shares of the Company’s common stock were issued pursuant to the conversion of convertible debentures with a principal balance of $275,739.

(b)
On February 20, 2008 the Company issued a $74,000 convertible debenture and issued 41,925,000 five-year share purchase warrants exercisable at $0.0298 into shares of the Company’s common stock under the $1,150,000 securities purchase agreement (note 6 (h)). The Company paid commitment fees of $9,000 for the convertible debentures in connection with the Securities Purchase Agreement. Terms of the debentures are identical to the $392,000 debenture issued on January 18, 2008 as described in note 6(h).

(c)
On February 20, 2008, the Company and Continental Automotive Systems US, Inc. (formerly Siemens VDO Automotive Corp.) entered into a Confidential Settlement and License Agreement, terminating the lawsuit between Siemens VDO Automotive and the Company.  The Company received net proceeds of approximately $1.2 million after payment of withholding taxes and litigation-related expenses.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended January 31, 2008 and 2007 should be read in conjunction with our most recent audited annual financial statements for the financial year ended July 31, 2007, the unaudited interim financial statements included herein, and, in each case, the related notes.

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

On September 12, 2007 we filed a complaint against Siemens VDO Automotive Corp. and Schrader-Bridgeport International, Inc. in the United States District Court for the Eastern District of Virginia alleging infringement of our United States Patent No. 5,231,872, entitled “Tire Monitoring Apparatus and Method.”

The case is styled SmarTire Systems, Inc. v. Siemens VDO Automotive Corp., Schrader-Bridgeport International, Inc. and Schrader Electronics Ltd., Civil Action No. 1:07cv932 (E.D. Virginia).

On February 20, 2008, we and Continental Automotive Systems US, Inc. (formerly Siemens VDO Automotive Corp.) entered into a Confidential Settlement and License Agreement, terminating the lawsuit between Siemens VDO Automotive and us.  We received net proceeds of approximately $1.2 million after payment of withholding taxes and litigation-related expenses.  In a separate judgment that was entered by the district court on February 21, 2008, Continental Automotive Systems US, Inc. also acknowledged the validity and enforceability of our United States Patent No. 5,231,872.

Our remaining patent infringement claim against Schrader-Bridgeport International, Inc. and Schrader Electronics Ltd. in the same case will continue with a jury trial now set to begin on May 7, 2008, subject to the Court’s ruling on pre-trial motions.

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

RESULTS OF OPERATIONS

Three months ended January 31, 2008 and January 31, 2007

Revenue

Gross revenue for the three months ended January 31, 2008 decreased to $740,848 from $946,665 for the three months ended January 31, 2007. The breakdown of the sources of our gross revenue is as follows:

•
Sales of TPMSs to OEMs for installation on new and existing buses decreased to $227,851 for the three months ended January 31, 2008 from $238,379 for the three months ended January 31, 2007. Although we anticipate sales of this product to the OEM bus market to increase, this is dependent on how quickly our new customers retrofit their fleets and integrate TPMSs into their production lines;

•
Sales of TPMSs to OEMs for new passenger cars increased to $397,492 for the three months ended January 31, 2008 from $392,425 for the three months ended January 31, 2007. We do not anticipate sales of this product to the OEMs to increase unless Aston Martin increases their production of vehicles as our sales and marketing efforts are focused on the commercial or truck, bus, recreational and off-road industrial vehicle markets;

•
Sales of TPMSs to OEMs for new recreational vehicles (“RVs”) decreased to $27,837 for the three months ended January 31, 2008 from $55,285 for the three months ended January 31, 2007. Although we anticipate sales of this product to the OEM RV market to increase, it is difficult for us to predict what the volume of sales of this product will be as this will depend primarily on market acceptance and our customers implementation schedules;

•
Sales of TPMSs to the RV aftermarket decreased to $28,179 for the three months ended January 31, 2008 from $136,677 for the three months ended January 31, 2007. We anticipate sales of this product to the RV market to increase. However it is difficult for us to predict what the volume of sales will be as this will depend primarily on market acceptance;

•
Sales of TPMSs to the truck market decreased to $14,299 for the three months ended January 31, 2008 from $50,761 for the three months ended January 31, 2007. We anticipate that sales to this market will increase significantly during the remainder of fiscal 2008 as we expect to ship product to new OEM customers. Although interest in this product is very high as demonstrated by several fleet trials, it is difficult for us to predict what the volume of sales will be, as this will depend primarily our customers’ implementation schedules and on market acceptance;

•
Sales of TPMSs to the off-highway market decreased to $9,832 for the three months ended January 31, 2008 from $15,455 for the three months ended January 31, 2007. While we anticipate sales to this market to increase significantly during the remainder of fiscal 2008, it is difficult for us to predict what the volume of sales will be, as this will depend primarily our customers’ implementation schedules and on market acceptance;

•
Sales of TPMSs to the aftermarket passenger car market decreased to $20,226 for the three months ended January 31, 2008 from $25,723 for the three months ended January 31, 2007. As our sales and marketing efforts are not focused on this market, we do not anticipate future sales of this product to be significant;

•
Sales of aftermarket motorcycle systems increased to $3,813 for the three months ended January 31, 2008 from negative ($2,112) for the three months ended January 31, 2007. The negative sales amount was due to product returns. As discussed above, as our sales and marketing efforts are not focused on this market, we do not anticipate future sales of this product to be significant;

•
Service revenue for assistance in installing TPMSs and training customers and making customer specific software changes decreased to $3,230 for the three months ended January 31, 2008 from $28,000 for the three months ended January 31, 2007; and

•	Sales of miscellaneous products were $8,089 for the three months ended January 31, 2008 compared to $6,072 for the three months ended January 31, 2007.

Gross Margin

Gross margin on product sales decreased to 10.2% for the three months ended January 31, 2008 from 31% for the three months ended January 31, 2007. The decrease in gross margin in the three months ended January 31, 2008 from the three months ended January 31, 2007 resulted as the margin on our sales of TPMSs to OEMs for new passenger cars decreased due to higher product costs and our product costs on all products increased due to the decrease in the value of the $US. We anticipate that our overall margin will increase during the remainder of fiscal 2008 as we anticipate sales of TPMSs to OEMs for new passenger cars as a percentage of overall sales to decrease and we plan to make some manufacturing process changes to reduce certain product costs.

Expenses

Expenses decreased to $1,429,391 for the three months ended January 31, 2008 from $2,379,235 for the three months ended January 31, 2007

Engineering, research and development expenses for the three months ended January 31, 2008 decreased to $413,326 from $995,946 for the three months ended January 31, 2007.  The decrease was mainly due to lower wage expense and lower prototype development expenses. Lower wage expense was due to the decrease in the number of employees in this department by approximately 50%.

Marketing expenses for the three months ended January 31, 2008 decreased to $187,167 from $371,930 for the three months ended January 31, 2007. The decrease was mainly a result of lower wage expense, lower demo expense and lower advertising and promotion expense and lower trade show expenses. We anticipate marketing expenses to remain constant during the remainder of the year.

General and administrative expenses for the three months ended January 31, 2008 decreased to $762,996 from $868,451 for the three months ended January 31, 2007. The decrease was primarily attributed to a decrease in investor relation costs, director fees, rent and wages. The decrease in rent was a result of terminating our lease in our UK lease facility in fiscal 2007.  The decrease in expenses was partially offset by an increase in legal fees which were incurred to defend our infringement claim against Siemens VDO Automotive Corp., Schrader-Bridgeport International, Inc. and Schrader Electronics Ltd. We anticipate general and administrative expenses to remain constant during the remainder of the year.

Depreciation and amortization expense decreased to $65,902 for the three months ended January 31, 2008 from $142,908 for the three months ended January 31, 2007.

Interest and finance charges increased to $6,321,116 for the three months ended January 31, 2008 from $3,030,874 for the three months ended January 31, 2007. Interest and finance charges for the three months ended January 31, 2008 includes non-cash interest of $6,287,579 compared to non-cash interest charges of $3,006,224 for the three months ended January 31, 2007. The increase occurred mainly due to an increase in the interest accreted on our convertible debentures as more fully explained in note 6 to the financial statements.

Interest Income

Interest income of $1,532 was earned for the three months ended January 31, 2008 as compared to $5,710 for the three months ended January 31, 2007 and was the result of lower average cash balances during the three months ended January 31, 2008.

Foreign exchange gain (loss)

A foreign exchange loss of $483,565 was incurred for the three months ended January 31, 2008 as compared to a foreign exchange loss of $216,327 for the three months ended January 31, 2007. Foreign exchange losses were mainly due to the decrease in the value of the Canadian dollar versus the US dollar from the end of our first quarter and were primarily due to the revaluation of our interest payable on our US denominated debentures at the end of the quarter. Foreign exchange gains and losses are due to fluctuations in currency exchange rates and are virtually impossible to predict.

Six months ended January 31, 2008 and January 31, 2007

Revenue

Gross revenue for the six months ended January 31, 2008 decreased to $1,663,874 from $1,798,444 for the six months ended January 31, 2007. The breakdown of the sources of our gross revenue is as follows:

•
Sales of TPMSs to OEMs for installation on new and existing buses increased to $543,941 for the six months ended January 31, 2008 from $503,672 for the six months ended January 31, 2007. Although we anticipate sales of this product to the OEM bus market to increase, this is dependent on how quickly our new customers retrofit their fleets and integrate TPMSs into their production lines;

•
Sales of TPMSs to OEMs for new passenger cars decreased to $776,438 for the six months ended January 31, 2008 from $793,570 for the six months ended January 31, 2007. We do not anticipate sales of this product to the OEMs to increase unless Aston Martin increases their production of vehicles as our sales and marketing efforts are focused on the commercial or truck, bus, recreational and off-road industrial vehicle markets;

•
Sales of TPMSs to OEMs for new recreational vehicles (“RVs”) increased to $100,387 for the six months ended January 31, 2008 from $100,201 for the six months ended January 31, 2007. Although we anticipate sales of this product to the OEM RV market to increase, it is difficult for us to predict what the volume of sales of this product will be as this will depend primarily on market acceptance and our customers implementation schedules;

•
Sales of TPMSs to the RV aftermarket decreased to $105,832 for the six months ended January 31, 2008 from $203,841 for the six months ended January 31, 2007. We anticipate sales of this product to the RV market to increase. However it is difficult for us to predict what the volume of sales will be as this will depend primarily on market acceptance;

•
Sales of TPMSs to the truck market decreased to $19,164 for the six months ended January 31, 2008 from $70,601 for the six months ended January 31, 2007. We anticipate that sales to this market will increase significantly during the remainder of fiscal 2008 as we expect to ship product to new OEM customers. Although interest in this product is very high as demonstrated by several fleet trials, it is difficult for us to predict what the volume of sales will be, as this will depend primarily our customers’ implementation schedules and on market acceptance;

•
Sales of TPMSs to the off-highway market decreased to $11,589 for the six months ended January 31, 2008 from $15,555 for the six months ended January 31, 2007. While we anticipate sales to this market to increase significantly during the remainder of fiscal 2008, it is difficult for us to predict what the volume of sales will be, as this will depend primarily our customers’ implementation schedules and on market acceptance;

•
Sales of TPMSs to the aftermarket passenger car market decreased to $27,430 for the six months ended January 31, 2008 from $61,592 for the six months ended January 31, 2007. As our sales and marketing efforts are not focused on this market, we do not anticipate future sales of this product to be significant;

•
Sales of aftermarket motorcycle systems increased to $22,629 for the six months ended January 31, 2008 from $7,039 for the six months ended January 31, 2007. As discussed above, as our sales and marketing efforts are not focused on this market, we do not anticipate future sales of this product to be significant;

•
Service revenue for assistance in installing TPMSs and training customers and making customer specific software changes decreased to $24,112 for the six months ended January 31, 2008 from $28,000 for the six months ended January 31, 2007; and

•	Sales of miscellaneous products were $32,352 for the six months ended January 31, 2008 compared to $14,373 for the six months ended January 31, 2007.

Gross Margin

Gross margin on product sales decreased to 12.1% for the six months ended January 31, 2008 from 28% for the six months ended January 31, 2007. The decrease in gross margin in the six months ended January 31, 2008 from the six months ended January 31, 2007 resulted as the margin on our sales of TPMSs to OEMs for new passenger cars decreased due to higher product costs and our product costs on all products increased due to the decrease in the value of the $US. We anticipate that our overall margin will increase during the remainder of fiscal 2008 as we anticipate sales of TPMSs to OEMs for new passenger cars as a percentage of overall sales to decrease and we plan to make some manufacturing process changes to reduce certain product costs.

Expenses

Expenses decreased to $2,753,673 for the six months ended January 31, 2008 from $4,946,618 for the six months ended January 31, 2007 primarily due to the streamlining of operations.

Engineering, research and development expenses for the six months ended January 31, 2008 decreased to $905,831 from $1,819,685 for the six months ended January 31, 2007.  The decrease was mainly due to lower wage expense, less product development and lower travel. Lower wage expense was due to the decrease in the number of employees in this department by approximately 50%.

Marketing expenses for the six months ended January 31, 2008 decreased to $441,792 from $1,038,459 for the six months ended January 31, 2007. The decrease was mainly a result of lower wage expense, lower demo expense, lower advertising and promotion expense and lower trade show expenses. Wage expense decreased as our former VP Sales and Marketing, Dave Warkentin was promoted to President and Chief Executive officer of our Company in October, 2007, which resulted in his wage expense subsequently charged to General and Administration. In addition, in October 2006 we terminated our SmarTire Europe Managing Director. We anticipate marketing expenses to remain constant during the remainder of the year.

General and administrative expenses for the six months ended January 31, 2008 decreased to $1,275,863 from $1,804,865 for the three months ended January 31, 2007. The decrease was primarily attributed to a decrease in investor relation costs, professional fees, insurance costs, rent and director fees. The decrease in rent was a result of terminating our lease in our UK lease facility in fiscal 2007. In addition, during the six months ended January 31, 2007, we were charged fees charged by our former President and Chief Executive Officer and we recorded a charge of $65,000 to settle a dispute with one of our former distributors.  The decrease in expenses was partially offset by an increase in legal fees which were incurred to defend our infringement claim against Siemens VDO Automotive Corp., Schrader-Bridgeport International, Inc. and Schrader Electronics Ltd.

Depreciation and amortization expense decreased to $130,187 for the six months ended January 31, 2008 from $283,609 for the six months ended January 31, 2007.

Interest and finance charges increased to $11,342,769 for the six months ended January 31, 2008 from $4,963,808 for the six months ended January 31, 2007. Interest and finance charges for the six months ended January 31, 2008 includes non-cash interest of $11,278,708 compared to non-cash interest charges of $4,920,899 for the six months ended January 31, 2007. The increase occurred mainly due to an increase in the interest accreted on our convertible debentures as more fully explained in note 6 to the financial statements.

Interest Income

Interest income of $5,844 was earned for the six months ended January 31, 2008 as compared to $15,292 for the six months ended January 31, 2007 and was the result of lower average cash balances during the six months ended January 31, 2008.

Unrealized loss on derivative instruments

A derivative instrument loss of $nil was incurred for the six months ended January 31, 2008 as compared to a derivative instrument loss of $1,030,415 for the six months ended January 31, 2007. The derivative instrument loss for the six months ended January 31, 2007 represents the mark to market adjustment on derivative instruments to October 31, 2006. There was no derivative instrument unrealized gain or loss subsequent to October 31, 2006 as effective November 1, 2006, as a result of early adopting FSP EITF No. 00-19-2, management has determined that the outstanding warrants and embedded conversion feature in its convertible debentures met the requirements for classification as equity items and consequently the derivative financial instruments were reclassified to additional paid in capital and accumulated deficit.

Foreign exchange gain (loss)

A foreign exchange gain of $363,269 was incurred for the six months ended January 31, 2008 as compared to a foreign exchange loss of $223,902 for the six months ended January 31, 2007. Foreign exchange gains were mainly due to the increase in the value of the Canadian dollar versus the US dollar and were primarily due to the revaluation of our interest payable on our US denominated debentures at the end of the quarter as compared to July 31, 2007. Foreign exchange gains and losses are due to fluctuations in currency exchange rates and are virtually impossible to predict.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

Our cash position at January 31, 2008 was $144,761 as compared to $350,018 at July 31, 2007. This decrease was due to the net of our use of cash in operating and investing activities and cash provided by financing activities as described below.

Our net loss of $13,525,374 for the six months ended January 31, 2008 includes non-cash charges of $130,187 for depreciation and amortization, a stock based compensation expense of $146,607, an expense of $4,617 for the issuance of common shares and warrants for consulting services rendered, an unrealized foreign exchange gain on financing activities of $356,293 and $11,306,334 for interest and finance charges as disclosed above under interest and finance charges. Increases in non-cash working capital during the quarter amounted to $926,259. Non-cash working capital changes included decreases in receivables and inventory and increases in prepaid expenses and accounts payable and accrued liabilities.

Net cash used in operating activities

Net cash used in operating activities was $1,367,663 during the six months ended January 31, 2008, compared to net cash used in operations of $3,266,490 during the six months ended January 31, 2007. The reduction in cash used during the six months ended January 31, 2008 versus the six months ended January 31, 2007 was primarily due to the decrease in operating expenses.

Net cash used in investing activities

Net cash used in investing activities was $47,209 during the six months ended January 31, 2008 compared to $287,191 during the six months ended January 31, 2007. We used less cash was used in investing activities during the six months ended January 31, 2008 as our product offering was substantially completed in the prior fiscal year.

Net cash provided by financing activities

Net cash provided by financing activities was $1,100,000 during the six months ended January 31, 2008 compared to $1,763,600 during the six months ended January 31, 2007.

During the six months ended January 31, 2008, we received gross and net proceeds of $1,260,500 and $1,100,000 respectively through the sale of convertible debentures as explained in further detail in notes 6(f)-(h) to our financial statements.

During the six months ended January 31, 2007, we realized aggregate gross cash and net cash proceeds of $1,977,000 and $1,763,000 as follows:

•	Cash of $93,000 was received from the exercise of employee stock options

•	Sale of convertible debentures for gross and net proceeds of $1,884,000 and $1,670,600

FUTURE OPERATIONS

Presently, our cash flow generated from operations is not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months.

At January 31, 2008, we had cash of $144,761. In addition, on February 20, 2008 we received net proceeds of $65,000 from the issuance of a convertible debenture and on March 5, 2008, we received net proceeds of approximately $1.2 million from the settlement of our patent infringement lawsuit launched against Siemens VDO Automotive Corp.  As our management projects that we will require a minimum of $2.76 million and a maximum of $44.0 million to fund our debt repayments, ongoing operating expenses and working capital requirements through January 31, 2009, as detailed below, we may require between $1.350 million and $42.590 million in financing through the next twelve months in order to continue in business as a going concern.

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

We plan to raise additional capital required to meet the balance of our estimated funding requirements through February 28, 2009, through either:

(1)	issuance of either convertible debt or equity;
(2)	sale of rights to market our product;
(3)	license of our technology; and/or
(4)	settlement of patent infringement lawsuit launched against Schrader-Bridgeport International, Inc. on September 12, 2007.

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

We have previously entered into convertible debt agreements under which we are obliged to register the underlying common shares with the Securities and Exchange Commission and to maintain such registration over a period specified in the respective agreements so that the convertible debenture holders could sell their shares if the debt was converted.  In the event the registration statements are not filed by the scheduled filing deadline or is not declared effective by the SEC, then as partial relief for the damages to any holder, we are obliged to pay as a liquidated damage to the holder, at the holder’s option, either a cash amount or shares of our common stock within 3 business days, equal to 2% of the liquidated value of the convertible debentures or preferred shares outstanding for each 30 day period after the scheduled filing deadline or scheduled effective date.  For certain of the debentures and our preferred shares, there are no alternative settlement methods in the agreement and there is no limit on the maximum potential amount of consideration payable as damages.  For certain other debentures, the registration right agreement limits the amount of damages to not exceed 20% of the aggregate purchase price for all investors, aggregating to approximately $1,000,000.

We have not filed or made effective registration statements underlying the majority of our debenture and preferred share obligations.  However, management has obtained permanent waivers from the various holders of these convertible debentures and preferred shares, which indicates that we are not considered in default of these agreements. In addition, for our other debentures, management is required to make effective registration statements if demanded by the Investors. While management will apply its best efforts to have the various registration statements filed and declared effective if demanded by the Investors, there can be no assurances that we will succeed in obtaining the required approvals.  As such, we have not accrued any liabilities related to these liquidated damages associated with this non-compliance for any of the periods presented.

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

Operating expenses include stock-based compensation expense. For the three and six months ended January 31, 2008, we recorded an expense of $17,891 and $146,607 in connection with stock option grants. A future expense of non-vested options of $26,318 is expected to be recognized over a weighted-average period of one year.

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

New Accounting Pronouncements

In July 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, our company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 of $756,698 was recorded as a reduction of $729,072 to accumulated deficit and a change to operations of $27,626. The total amount of unrecognized tax benefits as of January 31, 2008 was $756,698. Of this amount, $756,698 represents the amount that would reduce the Company’s effective income tax rate, if recognized in future periods. We recognize interest and penalties accrued on unrecognized tax benefits within income tax expense. As of the date of adoption, we had $244,000 of interest and penalties accrued associated with unrecognized tax benefits. An additional $27,626 of interest and penalties was accrued during the three months ended January 31, 2008. We are subject to taxation in the U.S., Canada and the United Kingdom. We are subject to tax examinations by tax authorities for all taxation years commencing in or after 2000. As of January 31, 2008, the amount of unrecognized tax benefits has increased to $756,698.

ITEM 3AT. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report (being January 31, 2008).   Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the quarter covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.  There has not been any change in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 12, 2007 we filed a complaint against Siemens VDO Automotive Corp. and Schrader-Bridgeport International, Inc. in the United States District Court for the Eastern District of Virginia alleging infringement of our United States Patent No. 5,231,872, entitled “Tire Monitoring Apparatus and Method.”

The case is styled SmarTire Systems, Inc. v. Siemens VDO Automotive Corp., Schrader-Bridgeport International, Inc. and Schrader Electronics Ltd., Civil Action No. 1:07cv932 (E.D. Virginia).

On February 20, 2008, we and Continental Automotive Systems US, Inc. (formerly Siemens VDO Automotive Corp.) entered into a Confidential Settlement and License Agreement, terminating the lawsuit between Siemens VDO Automotive and us.  We received net proceeds of approximately $1.2 million after payment of withholding taxes and litigation-related expenses.  In a separate judgment that was entered by the district court on February 21, 2008, Continental Automotive Systems US, Inc. also acknowledged the validity and enforceability of our United States Patent No. 5,231,872.

Our remaining patent infringement claim against Schrader-Bridgeport International, Inc. and Schrader Electronics Ltd. in the same case will continue with a jury trial now set to begin on May 7, 2008, subject to the Court’s ruling on pre-trial motions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following changes in our securities occurred during the three months ended January 31, 2008 and from February 1, 2008 to March 7, 2008:

By conversion notice dated March 11, 2008, Xentenial Holdings Limited elected to convert $12,200 of its 10% convertible debenture into common shares of the Company.  In response we issued 76,250,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated March 7, 2008, TAIB Securities, Inc. elected to convert $2,500 of its 10% convertible debenture into common shares of the Company.  In response we issued 15,625,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated March 7, 2008, Certain Wealth, Ltd. elected to convert $1,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 6,250,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notices dated March 7, 2008, Starome Investments Limited elected to convert $12,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 60,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated March 5, 2008, TAIB Securities, Inc. elected to convert $7,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 35,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated March 5, 2008, Certain Wealth, Ltd. elected to convert $7,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 35,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notices dated March 4, 2008, Xentenial Holdings Limited elected to convert $22,700 of its 10% convertible debenture into common shares of the Company.  In response we issued 141,875,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated January 24, 2008, Xentenial Holdings Limited elected to convert $16,771 of its 10% convertible debenture into common shares of the Company.  In response we issued 33,541,367 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notices dated January 22, 2008, Starome Investments Limited elected to convert $30,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 60,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

On January 17, 2008, pursuant to a securities purchase agreement with Xentenial Holdings Limited dated November 30, 2007 we sold a second convertible debenture and issued 225 million five year warrants exercisable into shares of our Common Stock at $0.0298 per share under the $1.15 million securities purchase agreement entered into with Xentenial Holdings Limited on November 30, 2007 for gross proceeds of $392,000 and net proceeds of $350,000. Terms of the debenture are as per the debenture issued on November 30, 2007 as disclosed in note 6(h) to our financial statements. The securities were issued pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notices dated January 17, 2008, Starome Investments Limited elected to convert $42,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 60,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated January 10, 2008, Xentenial Holdings Limited elected to convert $22,500 of its 10% convertible debenture into common shares of the Company.  In response we issued 32,142,657 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

On January 9, 2008, we issued 200,000 shares of our common stock to SKS Consulting of South Florida Corp. in consideration of consulting services provided pursuant to a consulting agreement.

By conversion notices dated January 7, 2008, Starome Investments Limited elected to convert $42,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 60,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated January 4, 2008, Xentenial Holdings Limited elected to convert $21,400 of its 10% convertible debenture into common shares of the Company.  In response we issued 30,571,529 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated January 3, 2008, Starome Investments Limited elected to convert $21,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 30,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notices dated December 31, 2007, Starome Investments Limited elected to convert $42,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 60,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

On December 31, 2007, we issued 100,000 warrants exercisable at $0.03 per share into shares of our common stock to SKS Consulting of South Florida Corp. in consideration of consulting services provided pursuant to a consulting agreement.

By conversion notice dated December 18, 2007, Xentenial Holdings Limited elected to convert $20,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 28,571,429 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated December 17, 2007, TAIB Securities, Inc. elected to convert $3,200 of its 10% convertible debenture into common shares of the Company.  In response we issued 4,571,429 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

By conversion notice dated December 13, 2007, Xentenial Holdings Limited elected to convert $20,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 27,777,778 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit

Number	Description

10.1	Waiver letter between us and YA Global Investments, L.P. dated March 11, 2008**
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002** +

32.2	Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002** +

** Filed	herewith

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

Date:  March 17, 2008

/s/ Jeff Finkelstein
Jeff Finkelstein
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date:  March 17, 2008