Form 10-Q
period 2008-04-30
SMARTIRE SYSTEMS INC
filed 2008-06-16
CIK 1057293

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended April 30, 2008.

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

604-276-9884
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

The number of shares of our common stock outstanding at June 2, 2008 was 4,897,725,485.

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

ITEM  1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited and SmarTire Technologies Inc. (“we,” “us,” “our,” and “SmarTire”) as of April 30, 2008 and for the three and nine months ended April 30, 2008 and April 30, 2007 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the three and nine months ended April, 2008 and April 30, 2007 include all adjustments necessary in order to ensure that the financial statements are not misleading. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2007 annual consolidated financial statements. All adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the Company’s July 31, 2007 annual consolidated financial statements.

Operating results for the three and nine months ended April 30, 2008 are not necessarily indicative of the results that can be expected for the year ending July 31, 2008.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

	April 30,	July 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$111,698	$350,018
Receivables, net of allowance for doubtful accounts
of $10,000 (July 31, 2007 - $18,657)	502,565	505,581
Inventory	1,590,479	1,591,230
Prepaid expenses	144,493	138,890
	2,349,235	2,585,719

Property and equipment	696,797	799,540

Deferred financing costs (note 4)	194,354	947,945

	$3,240,386	$4,333,204

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable and accrued liabilities (note 5)	$2,474,643	$1,748,855
Current portion of convertible debentures (note 6)	26,500,388	11,134,533
Current portion of accrued interest on convertible debentures, payable in shares (note 6)	7,239,131	4,741,414
	36,214,162	17,624,802

Convertible debentures (note 6)	962,407	1,828,575
Unrecognized tax benefit (Note 3 (b))	803,973	-
Accrued interest on convertible debentures, payable in shares (note 6)	182,448	194,588

Preferred shares, subject to mandatory redemption net of
amounts to be accreted of $Nil (July 31, 2007 - $Nil) (note 7)	3,565,585	3,449,776

Capital deficit:
Share capital (note 8)
Common shares, without par value:
Unlimited shares authorized
3,226,475,485 shares issued and outstanding (July 31, 2007 - 463,336,271)	73,308,892	71,033,916
Additional paid-in capital	34,268,769	34,081,226
Accumulated deficit	(146,822,824)	(124,796,374)
Accumulated other comprehensive income	756,974	916,695
	(38,488,189)	(18,764,537)

	$3,240,386	$4,333,204
Going concern (note 2)
Contingency (note 11)
See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007

Revenue (note 12)	$794,373	$933,113	$2,458,247	$2,731,557

Cost of goods sold	679,326	708,368	2,141,245	1,996,508

	115,047	224,745	317,002	735,049

Expenses:
Depreciation and amortization	65,189	66,140	195,376	349,749
Engineering, research and development	431,095	457,372	1,336,926	2,277,057
General and administrative	931,269	615,081	2,207,132	2,419,946
Marketing	156,572	270,895	598,364	1,309,354
	1,584,125	1,409,488	4,337,798	6,356,106

Loss from operations	(1,469,078)	(1,184,743)	(4,020,796)	(5,621,057)

Other earnings (expenses):
Other income - settlement from lawsuit (note 11)	1,500,000	-	1,500,000	-
Interest income	2,087	5,964	7,931	21,256
Interest and financing expense (note 9)	(7,740,721)	(3,113,992)	(19,083,490)	(8,077,800)
Unrealized loss on derivative instruments	-	-	-	(1,030,415)
Foreign exchange gain (loss)	(64,292)	271,703	298,977	47,801
	(6,302,926)	(2,836,325)	(17,276,582)	(9,039,158)

Loss for the period	(7,772,004)	(4,021,068)	(21,297,378)	(14,660,215)

Accrued dividends and accretion on preferred shares (note 7)	(38,039)	(33,760)	(115,809)	(3,760,029)

Loss available to common stockholders	$(7,810,043)	$(4,054,828)	$(21,413,187)	$(18,420,244)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.02)	$(0.06)

Weighted average number of common shares used in
the computation of basic and diluted loss per share	2,203,451,500	336,955,840	1,172,436,500	324,910,403

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Comprehensive Loss
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007

Loss for the period	$(7,772,004)	$(4,021,068)	$(21,297,378)	$(14,660,215)
Translation adjustment	33,893	(156,271)	(159,721)	(16,756)

Other comprehensive loss for the period	$(7,738,111)	$(4,177,339)	$(21,457,099)	$(14,676,971)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2008 and 2007
(Unaudited)

	April 30,	April 30,
	2008	2007
Cash provided (used for):
Operating activities:
Loss for the period	$(21,297,378)	$(14,660,215)
Items not affecting cash:
Depreciation and amortization	195,376	349,749
Unrealized loss on derivative instruments	-	1,030,415
Non-cash interest and finance charges	19,062,718	8,009,002
Stock-compensation expense	156,267	600,783
Issuance of common shares as partial consideration of debt	4,617	127,240
Unrealized foreign exchange gain on financing activities	(313,089)	-
Changes in non-cash working capital:
Receivables	25,549	37,378
Inventory	88,495	434,894
Prepaid expenses	686	(4,593)
Accounts payable and accrued liabilities	671,057	(44,996)

Net cash used in operating activities	(1,405,702)	(4,120,343)

Investing activities:
Purchase of property and equipment	(47,209)	(333,378)

Net cash used in investing activities	(47,209)	(333,378)

Financing activities:
Cash received on exercise of stock options	-	121,500
Proceeds from convertible debentures (note 6)	1,334,500	4,150,000
Financing costs (note 6)	(169,500)	(657,187)

Net cash provided by financing activities	1,165,000	3,614,313

Effect of exchange rate difference on cash and cash equivalents	49,591	(1,006)

Net decrease in cash and cash equivalents	(238,320)	(840,414)

Cash and cash equivalents, beginning of period	350,018	1,988,420

Cash and cash equivalents, end of period	$111,698	$1,148,006

Supplementary information:
Interest and finance charges paid	$41,888	$5,229
Taxes paid	-	-
Non-cash investing and financing activities:
Conversion of preferred shares to common shares	-	191,680
Conversion of convertible debentures to common shares (note 6)	1,502,850	308,642
Issuance of common shares and warrants for services rendered	4,617	10,113
Issuance of common shares as partial consideration to settle debt	14,720	127,240
Proceeds of convertible debentures allocated to warrants (note 6)	207,189	-
Proceeds of convertible debentures allocated to beneficial conversion feature (note 6)	692,685	-

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Capital Deficit
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2008 (unaudited) and year ended July 31, 2007

	Common Shares		Additional	Accumulated	Accumulated
	Shares	Amount	paid-in	deficit	other
			capital		comprehensive	Capital
					income	deficit
Balance as at July 31, 2007	463,336,271	$71,033,916	$34,081,226	$(124,796,374)	$916,695	$(18,764,537)

Conversion of convertible debentures into common shares (note 6)	2,760,434,402	2,257,546	(754,696)	-	-	1,502,850
Stock-based compensation (notes 8(c))	-	-	156,267	-	-	156,267
Issuance of warrants for services (note 8(e))	-	-	1,907	-	-	1,907
Accrued dividends on preferred shares (note 7)	-	-	(115,809)	-	-	(115,809)
Incremental beneficial conversion feature adjustment (note 6)	-	-	692,685	-	-	692,685
Issuance of warrants in conjunction with convertible debentures (note 6)	-	-	207,189	-	-	207,189
Shares issued for services and settlement of debt (notes 8 (f)-(g))	2,704,812	17,430	-	-	-	17,430
Loss for the period	-	-	-	(21,297,378)	-	(21,297,378)
Translation adjustment	-	-	-	-	(159,721)	(159,721)
Cumulative-effect adjustment (note 3 (b))	-	-	-	(729,072)	-	(729,072)
Balance as at April 30, 2008 (unaudited)	3,226,475,485	$73,308,892	$34,268,769	$(146,822,824)	$756,974	$(38,488,189)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2008 and 2007

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

The Company has incurred recurring operating losses and as of April 30, 2008 had an accumulated deficit of $146,822,824 and a working capital deficiency of $33,864,927 of which $33,739,519 is potentially convertible into shares of common stock of the Company, subject to certain restrictions as described in note 6(i) as at April 30, 2008. During the nine months ended April 30, 2008, the Company used cash of $1,452,911 (nine months ended April 30, 2007 - $4,453,721) in operating and investing activities and realized net proceeds of $1,165,000 (nine months ended April 30, 2007 - $3,614,313) from financing activities.

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
Nine months ended April 30, 2008 and 2007

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

The cumulative effect of adopting FIN 48 of $803,973 was recorded as a reduction of $729,072 to accumulated deficit and a charge to operations of $74,901. The total amount of unrecognized tax benefits as of April 30, 2008 was $803,973, which represents the amount that would reduce the Company's effective income tax rate, if recognized in future periods.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2008 and 2007

4.	Deferred financing costs:

	April 30	July 31,
	2008	2007

Balance, beginning of period	$947,945	$1,692,094
Additions during the period	-	227,910
Amortization of deferred financing costs	(753,591)	(972,059)

Balance, end of period	$194,354	$947,945

5.	Accounts payable and accrued liabilities:

	April 30	July 31,
	2008	2007

Accounts payable	$ 696,148	$ 374,788
Accrued liabilities	806,074	534,071
Due to directors	270,275	191,475
Interest payable on convertible debentures	702,146	648,521

	$ 2,474,643	$ 1,748,855

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2008 and 2007

6.	Convertible debentures:

The Company has entered into a number of convertible debt instruments. The following table denotes the face value of each of these convertible debentures and provides a summary of the balance of convertible debentures outstanding as at April 30, 2008. Each convertible debenture is also described in detail as specified in the table below.

	Note 6 (a)	Note 6 (b)	Note 6 (c)	Note 6 (d)	Note 6 (e)	Note 6 (f)	Note 6 (g)	Note 6 (h)
	5%	5%	10%	10%	10%	10%	10%	12%	Total
Original face value of convertible debenture	$ 195,000	$ 1,500,000	$30,000,000	$ 1,200,000	$1,800,000	$1,500,000	$ 96,500	$ 888,000	$ 37,179,500

Debt component, as at July 31, 2007:	10,000	1,420,000	9,704,533	415,620	896,112	516,843	-	-	12,963,108
Issued	-	-	-	-	-	350,000	96,500	888,000	1,334,500
Finance fees paid to debenture holder/related company of debenture holder	-	-	-	-	-	(35,000)	(11,500)	(123,000)	(169,500)
Intrinsic value of beneficial conversion feature of convertible debentures	-	-	-	-	-	(200,121)	(35,625)	(456,939)	(692,685)
Fair value of warrants issued	-	-	-	-	-	-	-	(207,189)	(207,189)
Interest accretion	-	-	14,830,691	361,051	365,231	162,869	4,816	12,753	15,737,411
Conversion of debt to common shares		-	(1,194,560)	(308,290)	-	-	-	-	(1,502,850)
Debt component, as at April 30, 2008	10,000	1,420,000	23,340,664	468,381	1,261,343	794,591	54,191	113,625	27,462,795
Less current portion, as at April 30, 2008	(10,000)	(1,420,000)	(23,340,664)	(468,381)	(1,261,343)	-	-	-	(26,500,388)
Long term portion of debt component, as at April 30, 2008	$ -	$ -	$ -	$ -	$ -	$ 794,591	$ 54,191	$ 113,625	$ 962,407
Remaining face value of convertible debenture as at April 30, 2008	$ 10,000	$ 1,420,000	$28,659,998	$ 628,500	$1,800,000	$1,500,000	$ 96,500	$ 888,000	$35,002,998

(a)	$195,000 – 5% convertible debenture issued on December 15, 2004

On December 15, 2004, the Company closed a $195,000 private placement bearing interest at 5% per annum and maturing on December 15, 2006.  As at July 31, 2005, as a result of a default, the Company had accreted the original assigned debt component to its full face value, and therefore, there is no accretion expense on this debenture in the three and nine month periods ended April 30, 2008 and April 30, 2007.

During the year ended July 31, 2007, $185,000 of principal was converted into common shares resulting in the issuance of 7,115,384 common shares.  As at April 30, 2008, there remains outstanding $10,000 of principal and $1,646 of interest payable in cash (July 31, 2007 - $10,000 and $1,271).  The holder of the debenture has not requested repayment or conversion and therefore the Company continues to disclose the amount as a current liability.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2008 and 2007

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

For accounting purposes, the Company calculated the intrinsic value of the beneficial conversion feature to be $1,499,999 and recorded it as additional paid-in capital.  During the year ended July 31, 2006, the loan became in default as a result of the Company not obtaining an extension from the holder, relating to the deferral of all principal and interest.  As a result of the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2006.  Consequently, the Company did not record any accretion expense on this debenture for the three and nine months ended April 30, 2008 and April 30, 2007.

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in Note 6(i).

As at April 30, 2008, the Company was in arrears on payments of principal and interest in the amount of $1,420,000 and $200,500, respectively (July 31, 2007 - $1,420,000 and $147,250). However, the Company has obtained an extension from the holder to defer all principal and interest payments under this convertible debenture until June 30, 2008.

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
Nine months ended April 30, 2008 and 2007

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

As at April 30, 2008, the Company has accrued $7,392,801 (July 31, 2007 - $5,241,414) in interest based on the terms of the amended convertible debenture of which $500,000 (July 31, 2007 - $500,000) is included in accounts payable and accrued liabilities and the remainder of $6,892,801(July 31, 2007 - $4,741,414) is included in accrued interest on convertible debentures.  The amount included in accounts payable and accrued liabilities related to cash interest payable prior to the amendment of the convertible debentures on December 30, 2005.

During the nine months ended April 30, 2008, holders of the 10% convertible debentures converted $1,194,560 of principal (nine months ended April 30, 2007 - $123,642) into 1,903,488,493 (nine months ended April 30, 2007 – 3,157,747) common shares of the Company. During the three and nine months ended April 30, 2008, the Company recorded $6,286,477 and $14,830,691 (three and nine months ended April 30, 2007 - $1,890,622 and $4,341,075) of interest expense relating to the  accretion of debt discount in its statement of operations.

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
Nine months ended April 30, 2008 and 2007

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

With the adoption of the FASB staff position on EITF 00-19-2 (“FSP No. EITF 00-19-2”), management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock” (EITF 00-19”), to be accounted for as an equity interest and not a derivative.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, being $663,871, was allocated to additional paid-in capital.  The remaining amount of $406,129 (net of $130,000 in finance fees paid to the holder) has been allocated to the debt component and is being accreted over the life of the debenture to the original face value using the effective interest rate method.  During the nine months ended April 30, 2008, holders converted $308,290 of principal (nine months ended April 30, 2007 - $Nil) into 856,945,909 (2007 – Nil) common shares of the Company.  During the three and nine months ended April 30, 2008, interest accretion of $128,550 and $361,051 (three and nine months ended April 30, 2007 - $69,531 and $126,339) was charged to the statement of operations as interest expense.  As at April 30, 2008, there remains outstanding $628,500 of principal and $133,350 of interest payable in cash or shares of the Company’s common stock at the option of the Company (July 31, 2007 - $936,790 and $87,789).

In connection with these debentures, the Company entered into a registration rights agreement, as described in Note 6(i).  A registration statement for the securities underlying these debentures was declared effective on June 15, 2007 by the Securities Exchange Commission.   However, the Company registered only 87,958,115 of the shares of the Company’s common stock, which is less than the 150,000,000 agreed to in the registration statement. As such, management may be required to register additional shares underlying the convertible debentures. While management will apply its best efforts to register additional shares if required, there can be no assurances that the Company will succeed in obtaining the required approvals.  The result of not obtaining an effective registration statement could have a significant impact on the operations of the Company.  However, as at April 30, 2008, it is management’s opinion that the Company will be able to register additional shares if required, or alternatively management believes the holders will provide a future waiver until such time as the debentures are settled or a new registration statement is declared effective by the SEC.  These debentures contain contractual restrictions on beneficial share ownership limiting beneficial ownership to 4.99% unless the debenture holders waive such limitation.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2008 and 2007

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

With the adoption of FSP No. EITF 00-19-2, management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, to be accounted for as an equity interest and not a derivative.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, being $886,302 was allocated to additional paid-in capital.  The remaining amount of $718,698 (net of $195,000 in finance fees paid to the holder) has been allocated to the debt component and is being accreted over the life of the debenture to the original face value using the effective interest rate method.  The Company has recorded accretion of $137,534 and $365,231 for the three and nine months ended April 30, 2008 (three and nine months ended April 30, 2007 - $83,251). As at April 30, 2008, there remains outstanding $1,800,000 of principal and $212,980 of interest payable in cash or shares of the Company’s common stock at the option of the Company (July 31, 2007 - $1,800,000 and $76,868).

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
Nine months ended April 30, 2008 and 2007

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

The Company recorded accretion of $60,131 and $162,869 for the three and nine months ended April 30, 2008 (three and nine months ended April 30, 2007 - $Nil and $Nil).  As at April 30, 2008, there remains outstanding $1,500,000 of principal and $141,437 of interest payable in cash or shares of the Company’s common stock at the option of the Company (July 31, 2007 - $1,150,000 and $29,931).

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2008 and 2007

6.	Convertible debentures (continued):

The Company recorded accretion of $2,943 and $4,816 for the three and nine months ended April 30, 2008 (three and nine months ended April 30, 2007 - $Nil and Nil).  As at April 30, 2008, there remains outstanding $96,500 of principal and $4,362 of interest payable in cash or shares of the Company’s common stock at the option of the Company (July 31, 2007 - $Nil).

(h)	$888,000 – 12% convertible debentures issued November 30, 2007, January 18, 2008, and February 20, 2008

On November 30, 2007, the Company closed on a $1,150,000 securities purchase agreement.  To April 30, 2008, the Company was funded an aggregate of $888,000 in three separate installments on November 30, 2007, January 18, 2008, and February 20, 2008. The securities purchase agreement gives debtholder the ability, but not the obligation and subject to our agreement, to purchase one or more additional secured convertible debentures for the remaining balance of up to $262,000 within six months from November 30, 2007. The Company paid fees totaling $123,000 and issued 491,925,000 five-year warrants exercisable into shares of our Common Stock at $0.0298 per share upon closing to the holders.  If the Company issues any more of these convertible debentures (up to an aggregate face amount of $262,000), the Company has agreed that it will also issue up to 153,075,000 additional five-year share purchase warrants exercisable into shares of our Common Stock at $0.0298 per share. The convertible debentures bear interest at 12% per annum, and will mature on November 30, 2010, January 31, 2011, and February 20, 2011, respectively.  Interest is payable at maturity in cash or shares of the Company’s common stock, at the option of the Company.

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

With the adoption of FSP No. EITF 00-19-2, management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, to be accounted for as an equity interest and not a derivative.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature in the amount of $456,939, and the relative fair value of the warrants in the amount of $207,189 related to the November 30, 2007, January 18, 2008, and February 20, 2008 debentures was allocated to additional paid-in capital.  The remaining amount of $100,872 (net of $123,000 in finance fees paid to the holder) was allocated to the debt component and is being accreted over the life of the debentures to the original face values using the effective interest rate method.

The gross fair value of the warrants at the date of grant was estimated at $419,888 using the Black-Scholes option pricing model using the following weighted average assumptions: dividend yield of 0%, expected volatility ranging from 150.8% -152.1%, risk-free interest rate ranging from of 3.47% - 3.80%, and an expected life of 5 - 5.5 years.

The Company recorded accretion of $12,749 and $12,753 for the three and nine months ended April 30, 2008 (three and nine months ended April 30, 2007 - $Nil).  As at April 30, 2008, there remains outstanding $888,000 of principal and $36,651 of interest payable in cash or shares of the Company’s common stock at the option of the Company (July 31, 2007 - $Nil and $Nil).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2008 and 2007

6.	Convertible debentures (continued):

(i)	Registration rights agreements and beneficial ownership initiations

In connection with the execution of the convertible debenture agreements described in Notes 6(b), (c), (d), (e), (f), (g) and (h) and with the preferred shares issued (as described in Note 7), the Company entered into registration rights agreements with the holders.  Under the terms of these agreements, the Company agreed to file and remain effective a registration statement underlying the securities to be sold under the various convertible instruments noted above, except for the convertible debenture agreements described in Notes 6 (e), (f), (g) and (h), whereby the Company is required to use its best efforts to file, within thirty (30) days of demand by the Investors and provided that at least 30 days have passed since any other registration statement filed by the Company has been declared effective by the SEC, with the SEC a registration statement on Form S-1 (or, if the Company is then eligible, on Form S-3) under the Securities Act. In addition, these debenture agreements limit beneficial ownership, at any one time, of 4.9%, except for the convertible debentures described in note 6(d) which is 4.99%, of our outstanding shares by each debenture holder and its affiliates except upon providing us with not less than 65 days prior notice.

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

Except as described in Note 6(d), the Company has not filed or made effective any registration statement underlying the other securities.  However, on November 7, 2007 management obtained permanent waivers from the various holders of the convertible debentures described in Notes 6(b) and (c) and the preferred shares described in Note 7, which indicates the Company is not considered in default of these agreements and the holders waive their rights under the default provisions affected by this non-compliance.  While management will apply its best efforts to have the various registration statements filed and declared effective if demanded by the Investors, there can be no assurances that the Company will succeed in obtaining the required approvals.  Failure by the Company to obtain effective registration statements could have a significant impact on the operations of the Company.  However, as at April 30, 2008, it is management’s opinion that the various holders of these instruments will not require the Company to make effective a registration statement as required under the terms of this agreement until such time as the convertible instruments are settled.  As such, the Company has not accrued any liabilities related to these liquidated damages associated with this non-compliance for any of the periods presented.

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
Nine months ended April 30, 2008 and 2007

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

The holders of the preferred shares are entitled to receive dividends or distributions on a pro rata basis according to their holdings of the preferred shares when and if declared by our board of directors, in the amount of 5% per year.  Dividends will be paid in cash and are cumulative.  As at April 30, 2008, no dividends have been declared by the Company’s board of directors.  No declared and unpaid dividends will bear or accrue interest.

As at April 30, 2008, the aggregate liquidation value of the preferred shares amounted to $3,565,585 (July 31, 2007 – $3,449,776).

As at April 30, 2008, the balance of the preferred shares subject to mandatory redemption consisted of the initial allocation of $1 (July 31, 2006 - $1), cumulative, undeclared but accrued dividends of $480,145 (July 31, 2007 - $364,336), and accumulated accretion of $3,999,999 (July 31, 2007 - $3,999,999), less $914,560 (July 31, 2007 - $914,560) converted to common shares. The balance of the remaining face value of the convertible preferred stock, being $3,085,440 (July 31, 2007 - $3,085,440), was due and payable at maturity on December 22, 2006. However, the holder of the preferred shares provided the Company with an extension to June 30, 2008 to pay the balance owed on the preferred shares.

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
Nine months ended April 30, 2008 and 2007

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

During the three and nine months ended April 30, 2008, the Company charged $9,660 and $156,267 (three and nine months ended April 30, 2007 - $214,852 and $568,012) to the statement of operations which increased engineering, research and development expenses by $2,871 and $79,816 (2007 - $111,018 and $276,286), general and administrative expenses by $4,062 and $37,394 (2007 - $45,983 and $123,959) and marketing expenses by $2,727 and $39,057 (2007 - $57,851 and $167,767) relating to options respectively.

As at April 30, 2008, for options granted in the period or in a prior year, there was $14,799 of total unrecognized compensation cost related to unvested options.  This unrecognized compensation cost is expected to be recognized over a weighted average period of two months.

(d)	Stock-options:

The following table represents the transactions and the number of stock options which are unvested, vested, and the total outstanding during the period ended April 30, 2008:

	Unvested options		Vested options		Total
		Weighted		Weighted		Weighted
	Unvested	average	Vested	average		average
	options	exercise	options	exercise	Options	exercise
	outstanding	price	outstanding	price	outstanding	price

Opening balance,
July 31, 2007	9,600,000	$0.06	39,243,002	$0.06	48,843,002	$0.06
Options vested	(6,212,500)	0.06	6,212,500	0.06	-	-
Options forfeited	(2,687,500)	0.06	(16,251,300)	0.10	(18,938,800)	0.09

Ending balance,
April 30, 2008	700,000	$0.06	29,204,202	$0.05	29,904,202	$0.06

The total intrinsic value of options outstanding at April 30, 2008 was $Nil.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2008 and 2007

8.	Share capital (continued):

The following stock options were outstanding as at April 30, 2008:

	Options outstanding			Options exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of	Number	contractual	exercise	Number	exercise
exercise prices	of options	life	price	exercisable	price

$0.03 - 0.07	25,155,002	2.18	$0.04	24,455,002	$0.04
$0.10 - 0.20	4,749,200	1.44	0.15	4,749,200	0.15

$0.03 - 0.20	29,904,202	2.07	$0.06	29,204,202	$0.05

Stock option plans

The options currently outstanding under the “2005 US Stock Incentive Plan” and the “2005 Stock Incentive Plan” vest over two years, except options granted to directors, which vest immediately.  The options outstanding under the "2003 and 2004 US Stock Incentive Plan" and the "2003 and 2004 Stock Incentive Plan" generally vest immediately. The options currently outstanding under the "2000 and 2002 Stock Incentive Plan" have vested as at April 30, 2008. The exercise price of each option is generally based on the fair value of the common stock at the date of grant. These options have a five year term.

As at April 30, 2008, 700,000 options were unvested, 14,664,196 options were available to be issued under the Company’s US Stock Option plans and 27,382,113 were available to be issued under the non-US Stock Options plans.

(e)	Warrants:

As at April 30, 2008, warrants outstanding were exercisable for 557,883,141 (July 31, 2007 – 65,758,141) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $0.03 to $0.70 per share and expire on various dates until August 20, 2013.

The exercise price of warrants issued were not less than the market price of the Company's common shares at the date of issuance.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2008 and 2007

8.	Share capital (continued):

The following table represents the transactions and the number of warrants which are outstanding during the period ended April 30, 2008:

		Weighted-
		average
		exercise
	Warrants	price

Outstanding, beginning of year	65,758,141	$ 0.04
Issued	492,425,000	0.03
Expired	(300,000)	0.59

Oustanding, end of period	557,883,141	$ 0.03

The following warrants were outstanding at April 30, 2008:

		Weighted
		average	Weighted
		remaining	average
Range of	Number	contractual	exercise
exercise prices	of warrants	life	price

$0.03	555,625,000	4.42	$ 0.03
$0.06 - 0.22	2,132,673	0.80	0.15
$0.35 - 0.74	125,468	0.05	0.44

$0.03 - 0.74	557,883,141	4.41	$ 0.03

During the nine months ended April 30, 2008, 500,000 share purchase warrants were issued for services rendered and 491,925,000 share purchase warrants were issued in conjunction with the issuance of convertible debt as disclosed in Note 6 (h). The warrants are currently exercisable at $0.03 per warrant. The fair value of the warrants issued for services rendered at the date of grant was estimated at $1,907 using the Black-Scholes valuation model using the following weighted average assumptions: dividend yield of 0%, expected volatility ranging from 150.4%-151.3%, risk-free interest rate ranging from of 3.80% - 4.38%, and an expected life of 5 years.

During May 2008, 57,143 warrants with an exercise price of $0.35, 44,444 warrants with an exercise price of $0.40, and 23,881 warrants with an exercise price of $0.74 expired unexercised.

(f)	Settlement of liabilities:

During the nine months ended April 30, 2008, the Company issued 2,104,812 shares of its common stock as consideration for $14,720 in severance owed to a former employee of the Company.  The shares issued were valued using their quoted market value on the date of the agreement.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2008 and 2007

8.	Share capital (continued):

(g)	Consulting agreement:

During the nine months ended April 30, 2008, the Company issued 600,000 shares of its common stock and 500,000 warrants (notes 8(e) and 10(b)) as partial consideration under a consulting agreement. The fair value of the common stock of $2,710 and the fair value of the warrants in the amount of $1,907 was charged to administration expense.

9.	Interest and financing expenses:

The following table reflects interest and financing expenses charged statement of operations during the three and nine months ended April 30, 2008 and April 30, 2007:

	Three months ended		Nine months ended
	April 30	April 30	April 30	April 30
	2008	2007	2008	2007

Interest accreted on convertible debentures (note 6)	$6,628,384	2,043,404	15,737,411	4,550,665
Interest expense and finance charges on convertible debt and other	861,140	827,403	2,592,488	2,377,089
Amortization of deferred financing fees	251,197	243,185	753,591	700,046
Repricing of warrants	-	-	-	450,000

	$7,740,721	$3,113,992	$19,083,490	$8,077,800

10.	Related party transactions:

(a)
YA Global Investments LP, formerly Cornell Capital Partners, is considered a related party from a financial perspective due to the number and size of the financial transactions that were entered into with the Company. YA Global Investments does not have influence over the Company's operating or investing activities. During the nine months ended April 30, 2008, the Company paid $Nil (nine months ended April 30, 2007 - $Nil) in cash interest payments to YA Global Investments for interest and financing fees due on its $15,129,300 convertible debentures. The Company had the following financial instruments outstanding with YA Global Investments as at April 30, 2008:

Financial Instruments	Amount

Standby equity distribution agreement	$100,000,000
Preferred shares	3,085,440
Convertible debentures	15,129,300

(b)
During the nine months ended April 30, 2008, the Company issued 500,000 warrants and 600,000 common shares of the Company’s common stock to a company related to one of the Company’s directors pursuant to a consulting agreement entered into on January 23, 2007.

(c)
 During the three and nine months ended April 30, 2008, the Company was charged $36,906 and $110,145           (three and nine months ended April 30, 2007 - $36,931 and $186,206) in directors fees. As at April 30, 2008, $270,275 (July 31, 2007 - $191,475) was included in accounts payable and accrued liabilities as owed to Directors of the Company.  These amounts were incurred in the ordinary course of business, are non-interest bearing, unsecured and due on demand.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2008 and 2007

11.	Contingency:

(a)
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

For the three and nine months ended April 30, 2008, management has recorded $474 and $1,302 as a charge to cost of sales related to this settlement (three and nine months ended April 30, 2007 - $2,472 and $6,690), which is based on 5% of actual sales to Camping World for the same period.

(b)
On September 12, 2007, we filed a complaint against Siemens VDO Automotive Corp. and Schrader-Bridgeport International, Inc. in the United States District Court for the Eastern District of Virginia alleging infringement of our United States Patent No. 5,231,872, entitled “Tire Monitoring Apparatus and Method.”

On February 20, 2008, we and Continental Automotive Systems US, Inc. (formerly Siemens VDO Automotive Corp.) entered into a Confidential Settlement and License Agreement, terminating the lawsuit between Siemens VDO Automotive and us.  We received net proceeds of approximately $1,223,135 after payment of withholding taxes and litigation-related expenses. We recorded other income from the settlement in the amount of $1,500,000 during the three and nine months ended April 30, 2008.

12.	Segmented information:

The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Geographic information is as follows:

Revenue from external customers (based on customer location):

	Three months ended		Nine months ended
	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007

United Kingdom	$253,815	$454,353	$1,052,350	$1,388,918
United States	516,644	439,070	1,265,804	1,236,368
Other	23,914	39,690	140,093	106,271

	$794,373	$933,113	$2,458,247	$2,731,557

As at April 30, 2008, 75% (July 31, 2007 - 79%) of the Company's property and equipment were in Canada and 25% (July 31, 2007 - 21%) were in the U.S.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2008 and 2007

12.	Segmented information (continued):

Major customers, representing 10% or more of total sales, include:

	Three months ended		Nine months ended
	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007

Customer A	$385,263	$403,396	$1,145,614	$1,183,436
Customer B	106,744	143,433	450,370	442,574

	$492,007	$546,829	$1,595,984	$1,626,010

As of April 30, 2008, the Company had accounts receivable from Customer A and Customer B of $120,478 and $34,782, respectively.

13.	Subsequent events:

Subsequent to April 30, 2008, 1,671,250,000 shares of the Company’s common stock were issued pursuant to the conversion of convertible debentures with a principal balance of $137,700.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended April 30, 2008 and 2007 should be read in conjunction with our most recent audited annual financial statements for the financial year ended July 31, 2007, the unaudited interim financial statements included herein, and, in each case, the related notes.

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

On February 20, 2008, we and Continental Automotive Systems US, Inc. (formerly Siemens VDO Automotive Corp.) entered into a Confidential Settlement and License Agreement, terminating the lawsuit.  We received net proceeds of approximately $1.2 million after payment of withholding taxes and litigation-related expenses.  In a separate judgment that was entered by the district court on February 21, 2008, Continental Automotive Systems US, Inc. also acknowledged the validity and enforceability of our United States Patent No. 5,231,872.

Our remaining patent infringement claim against Schrader-Bridgeport International, Inc. and Schrader Electronics Ltd. in the same case will continue and is currently pending.

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

RESULTS OF OPERATIONS

Three months ended April 30, 2008 and April 30, 2007

Revenue

Gross revenue for the three months ended April 30, 2008 was $794,373 as compared with gross revenue of $933,113 for the three months ended April 30, 2007, a decrease of $138,740, or 15%. The breakdown of the sources of our gross revenue is as follows:

•
Sales of TPMSs to OEMs for installation on new and existing buses decreased to $210,123 for the three months ended April 30, 2008 from $273,990 for the three months ended April 30, 2007. Although we anticipate sales of this product to the OEM bus market to increase, this is dependent on how quickly our new customers retrofit their fleets and integrate TPMSs into their production lines;

•
Sales of TPMSs to OEMs for new passenger cars increased to $422,737 for the three months ended April 30, 2008 from $409,958 for the three months ended April 30, 2007. We do not anticipate sales of this product to the OEMs to increase unless Aston Martin increases its production of vehicles as our sales and marketing efforts are focused on the commercial or truck, bus, recreational and off-road industrial vehicle markets;

•
Sales of TPMSs to OEMs for new recreational vehicles (“RVs”) decreased to $33,663 for the three months ended April 30, 2008 from $76,334 for the three months ended April 30, 2007. Although we anticipate sales of this product to the OEM RV market to increase, it is difficult for us to predict what the volume of sales of this product will be as this will depend primarily on market acceptance and our customers implementation schedules;

•
Sales of TPMSs to the RV aftermarket decreased to $30,143 for the three months ended April 30, 2008 from $102,235 for the three months ended April 30, 2007. We anticipate sales of this product to the RV market to increase. However it is difficult for us to predict what the volume of sales will be as this will depend primarily on market acceptance;

•
Sales of TPMSs to the truck market decreased to $15,953 for the three months ended April 30, 2008 from $23,033 for the three months ended April 30, 2007. We anticipate that sales to this market will increase during the remainder of fiscal 2008 and into fiscal 2009 as we expect to ship product to new OEM customers. Although interest in this product is very high as demonstrated by several fleet trials, it is difficult for us to predict what the volume of sales will be, as this will depend primarily our customers’ implementation schedules and on market acceptance;

•
Sales of TPMSs to the off-highway market increased to $9,379 for the three months ended April 30, 2008 from $6,458 for the three months ended April 30, 2007. While we anticipate sales to this market to increase during the remainder of fiscal 2008, it is difficult for us to predict what the volume of sales will be, as this will depend primarily our customers’ implementation schedules and on market acceptance;

•
Sales of TPMSs to the aftermarket passenger car market decreased to $7,215 for the three months ended April 30, 2008 from $10,833 for the three months ended April 30, 2007. As our sales and marketing efforts are not focused on this market, we do not anticipate future sales of this product to be significant;

•
Sales of aftermarket motorcycle systems increased to $13,389 for the three months ended April 30, 2008 from $4,917 for the three months ended April 30, 2007. As our sales and marketing efforts are not focused on this market, we do not anticipate future sales of this product to be significant;

•
Service revenue for assistance in installing TPMSs and training customers and making customer specific software changes increased to $36,466 for the three months ended April 30, 2008 from $8,000 for the three months ended April 30, 2007; and

•	Sales of miscellaneous products were $15,305 for the three months ended April 30, 2008 compared to $16,355 for the three months ended April 30, 2007.

Gross Margin

Gross margin on product sales decreased to 14% for the three months ended April 30, 2008 from 24% for the three months ended April 30, 2007. The decrease in gross margin in the three months ended April 30, 2008 from the three months ended April 30, 2007 resulted from lower margins on our sales of TPMSs to OEMs for new passenger cars due to higher product costs.  Our product costs on all products increased due to the decrease in the value of the $US. We anticipate that our overall margin will increase during the remainder of fiscal 2008 as we anticipate sales of TPMSs to OEMs for new passenger cars as a percentage of overall sales to decrease and we plan to make some manufacturing process changes to reduce certain product costs.

Expenses

Expenses increased to $1,584,125 for the three months ended April 30, 2008 from $1,409,488 for the three months ended April 30, 2007, an increase of $174,637 or 12%.

Engineering, research and development expenses for the three months ended April 30, 2008 decreased to $431,095 from $457,372 for the three months ended April 30, 2007.  The decrease was mainly due to lower wage expense and lower prototype development expenses. Lower wage expense was due to the decrease in the number of employees in this department since the same quarter of 2007.

Marketing expenses for the three months ended April 30, 2008 decreased to $156,572 from $270,895 for the three months ended April 30, 2007. The decrease was mainly a result of lower wage expense, lower demo expense and lower advertising and promotion expense and lower trade show expenses. We anticipate marketing expenses to remain constant during the remainder of the year.

General and administrative expenses for the three months ended April 30, 2008 increased to $931,269 from $615,081 for the three months ended April 30, 2007.  The increase was primarily attributed to an increase in legal fees which were incurred to defend our infringement claim against Siemens VDO Automotive Corp., Schrader-Bridgeport International, Inc. and Schrader Electronics Ltd., and was offset by lower public relations and other professional fees.

Depreciation and amortization expense decreased to $65,189 for the three months ended April 30, 2008 from $66,140 for the three months ended April 30, 2007.

Other income – settlement from lawsuit

On February 20, 2008, we and Continental Automotive Systems US, Inc. (formerly Siemens VDO Automotive Corp.) entered into a Confidential Settlement and License Agreement, terminating the lawsuit between Siemens VDO Automotive and us.  We received net proceeds of approximately $1,223,135 after payment of withholding taxes and litigation-related expenses.  We recorded other income from the settlement in the amount of $1,500,000 and $Nil during the three months ended April 30, 2008 and 2007.

Interest and finance charges

Interest and finance charges increased to $7,740,721 for the three months ended April 30, 2008 from $3,113,992 for the three months ended April 30, 2007. Interest and finance charges for the three months ended April 30, 2008 includes non-cash interest of $7,709,109 compared to non-cash interest charges of $3,088,103 for the three months ended April 30, 2007. The increase occurred mainly due to an increase in the interest accreted on our convertible debentures as more fully explained in note 6 to the financial statements.

Interest Income

Interest income of $2,087 was earned for the three months ended April 30, 2008 as compared to $5,964 for the three months ended April 30, 2007 and was the result of lower average cash balances during the three months ended April 30, 2008.

Foreign exchange gain (loss)

A foreign exchange loss of ($64,292) was incurred for the three months ended April 30, 2008 as compared to a foreign exchange gain of $271,703 for the three months ended April 30, 2007. Foreign exchange gains and losses are due to fluctuations in currency exchange rates and are virtually impossible to predict.

Nine months ended April 30, 2008 and April 30, 2007

Revenue

Gross revenue for the nine months ended April 30, 2008 decreased to $2,458,247 from $2,731,557 for the nine months ended April 30, 2007, a decline of $273,310 or 10%. The breakdown of the sources of our gross revenue is as follows:
•
Sales of TPMSs to OEMs for installation on new and existing buses decreased to $754,064 for the nine months ended April 30, 2008 from $777,662 for the nine months ended April 30, 2007. Although we anticipate sales of this product to the OEM bus market to increase, this is dependent on how quickly our new customers retrofit their fleets and integrate TPMSs into their production lines;

•
Sales of TPMSs to OEMs for new passenger cars decreased to $1,199,175 for the nine months ended April 30, 2008 from $1,203,528 for the nine months ended April 30, 2007. We do not anticipate sales of this product to the OEMs to increase unless Aston Martin increases its production of vehicles as our sales and marketing efforts are focused on the commercial or truck, bus, recreational and off-road industrial vehicle markets;

•
Sales of TPMSs to OEMs for new recreational vehicles (“RVs”) decreased to $134,050 for the nine months ended April 30, 2008 from $176,535 for the nine months ended April 30, 2007. Although we anticipate sales of this product to the OEM RV market to increase, it is difficult for us to predict what the volume of sales of this product will be as this will depend primarily on market acceptance and our customers implementation schedules;

•
Sales of TPMSs to the RV aftermarket decreased to $135,975 for the nine months ended April 30, 2008 from $307,076 for the nine months ended April 30, 2007. We anticipate sales of this product to the RV market to increase. However it is difficult for us to predict what the volume of sales will be as this will depend primarily on market acceptance;

•
Sales of TPMSs to the truck market decreased to $35,118 for the nine months ended April 30, 2008 from $93,634 for the nine months ended April 30, 2007. We anticipate that sales to this market will increase during the remainder of fiscal 2008 and into fiscal 2009 as we expect to ship product to new OEM customers. Although interest in this product is very high as demonstrated by several fleet trials, it is difficult for us to predict what the volume of sales will be, as this will depend primarily our customers’ implementation schedules and on market acceptance;

•
Sales of TPMSs to the off-highway market decreased to $20,968 for the nine months ended April 30, 2008 from $22,013 for the nine months ended April 30, 2007. While we anticipate sales to this market to increase during the remainder of fiscal 2008, it is difficult for us to predict what the volume of sales will be, as this will depend primarily our customers’ implementation schedules and on market acceptance;

•
Sales of TPMSs to the aftermarket passenger car market decreased to $34,644 for the nine months ended April 30, 2008 from $72,425 for the nine months ended April 30, 2007. As our sales and marketing efforts are not focused on this market, we do not anticipate future sales of this product to be significant;

•
 Sales of aftermarket motorcycle systems increased to $36,019 for the nine months ended April 30, 2008 from $11,956 for the nine months ended April 30, 2007. As our sales and marketing efforts are not focused on this market, we do not anticipate future sales of this product to be significant;

•
Service revenue for assistance in installing TPMSs and training customers and making customer specific software changes increased to $60,578 for the nine months ended April 30, 2008 from $36,000 for the nine months ended April 30, 2007; and

•	Sales of miscellaneous products were $47,656 for the nine months ended April 30, 2008 compared to $30,727 for the nine months ended April 30, 2007.

Gross Margin

Gross margin on product sales decreased to 13% for the nine months ended April 30, 2008 from 27% for the nine months ended April 30, 2007. The decrease in gross margin in the nine months ended April 30, 2008 from the nine months ended April 30, 2007 resulted as the margin on our sales of TPMSs to OEMs for new passenger cars decreased due to higher product costs, and our product costs on all products increased due to the decrease in the value of the $US. We anticipate that our overall margin will increase during the remainder of fiscal 2008 as we anticipate sales of TPMSs to OEMs for new passenger cars as a percentage of overall sales to decrease and we plan to make some manufacturing process changes to reduce certain product costs.

Expenses

Expenses decreased by $2,018,308, or 32%, to $4,337,798 for the nine months ended April 30, 2008 from $6,356,106 for the nine months ended April 30, 2007 primarily due to the streamlining of operations.

Engineering, research and development expenses for the nine months ended April 30, 2008 decreased to $1,336,926 from $2,277,057 for the nine months ended April 30, 2007.  The decrease was mainly due to lower wage expense, less product development and lower travel. Lower wage expense was due to the decrease in the number of employees in this department by approximately 50%.

Marketing expenses for the nine months ended April 30, 2008 decreased to $598,364 from $1,309,354 for the nine months ended April 30, 2007. The decrease was mainly a result of lower wage expense, lower demo expense, lower advertising and promotion expense and lower trade show expenses. Wage expense decreased as our former VP Sales and Marketing, Dave Warkentin was promoted to President and Chief Executive officer of our Company in October 2007, which resulted in his wage expense subsequently charged to General and Administration. In addition, in October 2006 we terminated our SmarTire Europe Managing Director. We anticipate marketing expenses to remain constant during the remainder of the year.

General and administrative expenses for the nine months ended April 30, 2008 decreased to $2,207,132 from $2,419,946 for the three months ended April 30, 2007. The decrease was primarily attributed to a decrease in investor relation costs, professional fees, insurance costs, rent and director fees. The decrease in expenses was partially offset by an increase in legal fees which were incurred in connection with our patent infringement claim, as well as the classification to general and administrative costs of wage related costs of our former VP Sales and Marketing, Dave Warkentin, who was promoted to President and Chief Executive officer in October 2007.

Depreciation and amortization expense decreased to $195,376 for the nine months ended April 30, 2008 from $349,749 for the nine months ended April 30, 2007.

Other income – settlement from lawsuit

On February 20, 2008, we and Continental Automotive Systems US, Inc. (formerly Siemens VDO Automotive Corp.) entered into a Confidential Settlement and License Agreement, terminating the lawsuit between Siemens VDO Automotive and us.  We received net proceeds of approximately $1,223,135 after payment of withholding taxes and litigation-related expenses.  We recorded other income from the settlement in the amount of $1,500,000 and $Nil during the nine months ended April 30, 2008 and 2007.

Interest and finance charges

Interest and finance charges increased to $19,083,490 for the nine months ended April 30, 2008 from $8,077,800 for the nine months ended April 30, 2007. Interest and finance charges for the nine months ended April 30, 2008 includes non-cash interest of $19,062,718 compared to non-cash interest charges of $8,009,002 for the nine months ended April 30, 2007. The increase occurred mainly due to an increase in the interest accreted on our convertible debentures as more fully explained in note 6 to the financial statements.

Interest Income

Interest income of $7,931 was earned for the nine months ended April 30, 2008 as compared to $21,256 for the nine months ended April 30, 2007 and was the result of lower average cash balances during the nine months ended April 30, 2008.

Unrealized loss on derivative instruments

A derivative instrument loss of $nil was incurred for the nine months ended April 30, 2008 as compared to a derivative instrument loss of $1,030,415 for the nine months ended April 30, 2007. The derivative instrument loss for the nine months ended April 30, 2007 represents the mark-to-market adjustment on derivative instruments at October 31, 2006. There was no derivative instrument unrealized gain or loss subsequent to October 31, 2006 as effective November 1, 2006, as a result of early adopting FSP EITF No. 00-19-2, management has determined that the outstanding warrants and embedded conversion feature in its convertible debentures met the requirements for classification as equity items and consequently the derivative financial instruments were reclassified to additional paid in capital and accumulated deficit.

Foreign exchange gain (loss)

A foreign exchange gain of $298,977 was incurred for the nine months ended April 30, 2008 as compared to a foreign exchange gain of $47,801 for the nine months ended April 30, 2007. Foreign exchange gains and losses are due to fluctuations in currency exchange rates and are virtually impossible to predict.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT POSITION

Our cash position at April 30, 2008 was $111,698 as compared to $350,018 at July 31, 2007. This decrease was due to the net of our use of cash in operating and investing activities and cash provided by financing activities as described below.

Our net loss of $21,297,378 for the nine months ended April 30, 2008 includes non-cash charges of $195,376 for depreciation and amortization, a stock based compensation expense of $156,267, an unrealized foreign exchange gain on financing activities of $313,089 and $19,062,718 for interest and finance charges as disclosed above under interest and finance charges. Increases in non-cash working capital during the quarter amounted to $785,787. Non-cash working capital changes included decreases in receivables and inventory and increases in prepaid expenses and accounts payable and accrued liabilities.

Net cash used in operating activities

Net cash used in operating activities was $1,405,702 during the nine months ended April 30, 2008, compared to net cash used in operations of $4,120,343 during the nine months ended April 30, 2007. The reduction in cash used during the nine months ended April 30, 2008 versus the nine months ended April 30, 2007 was primarily due to decreases in operating expenses as discussed in the previous section captioned “Results from Operations.”

Net cash used in investing activities

Net cash used in investing activities was $47,209 during the nine months ended April 30, 2008 compared to $333,378 during the nine months ended April 30, 2007. We used less cash was used in investing activities during the nine months ended April 30, 2008 as our product offering was substantially completed in the prior fiscal year.

Net cash provided by financing activities

Net cash provided by financing activities was $1,165,000 during the nine months ended April 30, 2008 compared to $3,614,313 during the nine months ended April 30, 2007.

During the nine months ended April 30, 2008, we received gross and net proceeds of $1,334,500 and $1,165,000 respectively through the sale of convertible debentures as explained in further detail in note 6 to our financial statements.

During the nine months ended April 30, 2007, we received gross and net proceeds of $4,150,000 and $3,614,313,000 respectively through the sale of convertible debentures as explained in further detail in note 6 to our financial statements.  We also received cash of $121,500 from the exercise of employee stock options.

FUTURE OPERATIONS

Presently, our cash flow generated from operations is not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and we project this to continue for the next nine to twelve months.

At April 30, 2008, we had cash of $111,698. As our management projects that we will require a minimum of $2.76 million and a maximum of $46.6 million to fund our debt repayments, ongoing operating expenses and working capital requirements through May 31, 2009, as detailed below, we may require between $2.6 million and $46.5 million in financing through the next twelve months in order to continue in business as a going concern.

	Estimated Range
Marketing	$1,000,000	$1,400,000
Engineering, research and development	1,600,000	2,000,000
General and administrative	1,600,000	2,000,000
Capital purchases	60,000	300,000
Debt repayment (1)	-	43,600,000
General working capital (2)	(1,500,000)	(2,700,000)

TOTAL	$2,760,000	$46,600,000

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

We plan to raise additional capital required to meet the balance of our estimated funding requirements through April 30 2009, through either:

(1)	issuance of either convertible debt or equity;
(2)	sale of rights to market our product;
(3)	license of our technology; and/or
(4)	settlement of patent infringement lawsuit launched against Schrader-Bridgeport International, Inc. filed on September 12, 2007.

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

Operating expenses include stock-based compensation expense. For the three and nine months ended April 30, 2008, we recorded an expense of $9,660 and $156,267 in connection with stock option grants. A future expense of non-vested options of $14,799 is expected to be recognized over a weighted-average period of one year.

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

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have an impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for periods beginning after November 15, 2008. SFAS No. 161 is effective for the Company’s fiscal quarter that begins on February 1, 2009. Management is currently evaluating the potential impact, if any, on the Company’s disclosures in its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is effective for the Company’s fiscal year that begins on July 1, 2008. Management is currently evaluating this standard and its impact, if any, on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 addresses how companies should measure fair value when they are required to use fair value as a measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). For items within its scope, Staff Position No. FAS 157-2 defers the effective date to fiscal years beginning after November 15, 2008. SFAS No. 157 is effective for the Company’s fiscal year that begins on July 1, 2008. Management is currently evaluating this standard and its impact, if any, on the Company’s consolidated financial statements.

In July 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, our company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 of $803,973 was recorded as a reduction of $729,072 to the accumulated deficit and a charge to operations of $74,901. The total amount of unrecognized tax benefits as of the date of adoption was $729,072. Of this amount, $729,072 represents the amount that would reduce the Company’s effective income tax rate, if recognized in future periods. We recognize interest and penalties accrued on unrecognized tax benefits within income tax expense. As of the date of adoption, we had $244,000 of interest and penalties accrued associated with unrecognized tax benefits. An additional $74,901 of interest and penalties was accrued during the six months ended April 30, 2008.  We are subject to taxation in the U.S., Canada and the United Kingdom. We are subject to tax examinations by tax authorities for all taxation years commencing in or after 2000. As of April 30, 2008, the amount of unrecognized tax benefits has increased to $803,973.

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

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report (being April 30, 2008).   Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the quarter covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.  There has not been any change in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our quarter ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our remaining patent infringement claim against Schrader-Bridgeport International, Inc. and Schrader Electronics Ltd. in the same case is open and pending.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following changes in our securities occurred during the three months ended April 30, 2008 and from May 1, 2008 to June 2, 2008.  Upon conversion by the holders of various outstanding convertible debentures, we issued shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act in satisfaction of such conversions.  The shares were issued pursuant to Rule 506 of Regulation D under the Securities Act.  The amount of face value converted and common shares issued is outlined in the following table.

		Face	Common
Conversion		Value	Shares
Date	Holder	Converted	Issued
June 2, 2008	Xentenial Holdings, Ltd.	9,400	117,500,000
May 27, 2008	Certain Wealth, Ltd.	2,100	26,250,000
May 27, 2008	Starome Investments, Ltd.	3,000	30,000,000
May 27, 2008	Starome Investments, Ltd.	3,000	30,000,000
May 27, 2008	TAIB Securities, Inc.	6,200	77,500,000
May 20, 2008	Certain Wealth, Ltd.	1,700	21,250,000
May 20, 2008	TAIB Securities, Inc.	5,100	63,750,000
May 15, 2008	Certain Wealth, Ltd.	3,800	47,500,000
May 15, 2008	Starome Investments, Ltd.	3,000	30,000,000
May 15, 2008	Starome Investments, Ltd.	3,000	30,000,000
May 15, 2008	TAIB Securities, Inc.	11,400	142,500,000
May 14, 2008	Certain Wealth, Ltd.	3,000	37,500,000
May 14, 2008	TAIB Securities, Inc.	11,000	137,500,000
May 9, 2008	Certain Wealth, Ltd.	4,000	50,000,000
May 9, 2008	TAIB Securities, Inc.	10,000	125,000,000
May 8, 2008	Certain Wealth, Ltd.	6,000	75,000,000
May 8, 2008	TAIB Securities, Inc.	10,000	125,000,000
May 7, 2008	Certain Wealth, Ltd.	6,000	75,000,000
May 7, 2008	TAIB Securities, Inc.	14,000	170,000,000
May 6, 2008	Starome Investments, Ltd.	3,000	30,000,000
May 6, 2008	Starome Investments, Ltd.	3,000	30,000,000
May 5, 2008	Certain Wealth, Ltd.	4,000	50,000,000
May 5, 2008	TAIB Securities, Inc.	12,000	150,000,000
April 30, 2008	Certain Wealth, Ltd.	2,000	25,000,000
April 30, 2008	TAIB Securities, Inc.	6,000	75,000,000
April 29, 2008	Certain Wealth, Ltd.	2,500	31,250,000
April 29, 2008	TAIB Securities, Inc.	7,300	91,250,000
April 28, 2008	Certain Wealth, Ltd.	1,176	7,350,000
April 28, 2008	TAIB Securities, Inc.	4,117	25,731,250
April 24, 2008	Starome Investments, Ltd.	12,000	60,000,000
April 21, 2008	Certain Wealth, Ltd.	1,000	6,250,000
April 21, 2008	TAIB Securities, Inc.	4,000	25,000,000
April 16, 2008	Starome Investments, Ltd.	12,000	60,000,000
April 14, 2008	Certain Wealth, Ltd.	2,100	13,125,000
April 14, 2008	TAIB Securities, Inc.	5,000	31,250,000
April 11, 2008	Certain Wealth, Ltd.	2,000	12,500,000
April 11, 2008	Starome Investments, Ltd.	12,000	60,000,000
April 11, 2008	TAIB Securities, Inc.	6,100	31,250,000

		Face	Common
Conversion		Value	Shares
Date	Holder	Converted	Issued
April 8, 2008	Certain Wealth, Ltd.	1,000	6,250,000
April 8, 2008	TAIB Securities, Inc.	3,100	19,375,000
April 4, 2008	Xentenial Holdings, Ltd.	11,800	73,750,000
April 3, 2008	Certain Wealth, Ltd.	1,200	7,500,000
April 3, 2008	TAIB Securities, Inc.	4,000	25,000,000
March 28, 2008	Certain Wealth, Ltd.	1,000	6,250,000
March 28, 2008	TAIB Securities, Inc.	3,000	18,750,000
March 27, 2008	Xentenial Holdings, Ltd.	12,800	80,000,000
March 24, 2008	Certain Wealth, Ltd.	1,000	6,250,000
March 24, 2008	TAIB Securities, Inc.	2,600	16,250,000
March 11, 2008	Xentenial Holdings, Ltd.	12,200	76,250,000
March 7, 2008	Certain Wealth, Ltd.	1,000	6,250,000
March 7, 2008	Starome Investments, Ltd.	12,000	60,000,000
March 7, 2008	TAIB Securities, Inc.	2,500	15,625,000
March 5, 2008	Certain Wealth, Ltd.	7,000	35,000,000
March 5, 2008	TAIB Securities, Inc.	7,000	35,000,000
March 4, 2008	Xentenial Holdings, Ltd.	22,700	141,875,000
February 27, 2008	Certain Wealth, Ltd.	13,100	65,500,000
February 27, 2008	Starome Investments, Ltd.	12,000	60,000,000
February 27, 2008	TAIB Securities, Inc.	13,100	65,500,000
February 26, 2008	Starome Investments, Ltd.	12,000	60,000,000
February 26, 2008	Xentenial Holdings, Ltd.	60,100	300,500,000
February 22, 2008	Certain Wealth, Ltd.	5,700	19,000,000
February 22, 2008	TAIB Securities, Inc.	5,700	19,000,000
February 19, 2008	Certain Wealth, Ltd.	10,400	26,000,000
February 19, 2008	TAIB Securities, Inc.	10,400	26,000,000
February 12, 2008	Xentenial Holdings, Ltd.	20,800	52,000,000
February 6, 2008	Xentenial Holdings, Ltd.	24,800	49,600,000
February 1, 2008	Xentenial Holdings, Ltd.	23,329	46,658,640

On February 20, 2008, pursuant to a securities purchase agreement with Xentenial Holdings Limited dated November 30, 2007, we sold a second convertible debenture and issued 41,925,000 warrants exercisable into shares of our Common Stock at $0.0298 per share for gross proceeds of $74,000 and net proceeds of $65,000.  Terms of the debenture are as per the debenture issued on November 30, 2007 as disclosed in note 6(h) to our financial statements. The securities were issued pursuant to Rule 506 of Regulation D under the Securities Act.

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

Date:  June 13, 2008

/s/ David A. Dodge
David A. Dodge
Interim Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date:  June 13, 2008