Form 10KSB
period 2008-07-31
SMARTIRE SYSTEMS INC
filed 2008-12-29
CIK 1057293

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934

FOR THE FISCAL YEAR ENDED JULY 31, 2008

OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO________

COMMISSION FILE NUMBER 0-24209

SMARTIRE SYSTEMS INC.

(Name of small business issuer in its charter)

British Columbia, Canada	Not applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5781 Lee Boulevard, Siute 208, Box# 243
Lehigh Acres, FL 33971
(Address of principal executive offices) (Zip Code)

604-276-9884
(Issuer's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

COMMON STOCK

(TITLE OF EACH CLASS)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  | |

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |  | Yes | X | No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |X| No | |

The issuer’s revenues for the fiscal year ended July 31, 2008 were $3,140,413.

At December 19, 2008, the aggregate market value of common stock held by non-affiliates was approximately $1,934,000 based upon the closing price of $0.0001 reported for such date on the OTC Bulletin Board.

The number of shares outstanding of our Company's common stock at December 19, 2008 was 19,342,461,198.

Transitional Small Business Disclosure Format (check one):
|_| Yes |X| No

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE PROJECTIONS OF EVENTS, REVENUES, INCOME, FUTURE ECONOMIC PERFORMANCE OR MANAGEMENT’S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS.  IN SOME CASES YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THE USE OF TERMINOLOGY SUCH AS “MAY”, “SHOULD”, "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING.  EXAMPLES OF FORWARD-LOOKING STATEMENTS MADE IN THIS ANNUAL REPORT INCLUDE STATEMENTS ABOUT OUR FUTURE OPERATIONS AND CASH FLOWS.

WHILE THESE FORWARD-LOOKING STATEMENTS AND ANY ASSUMPTIONS UPON WHICH THEY ARE BASED ARE MADE IN GOOD FAITH AND REFLECT OUR CURRENT JUDGMENT REGARDING THE DIRECTION OF OUR BUSINESS, ACTUAL RESULTS WILL ALMOST ALWAYS VARY, SOMETIMES MATERIALLY, FROM ANY ESTIMATES, PREDICTIONS, PROJECTIONS, ASSUMPTIONS OR OTHER FUTURE PERFORMANCE SUGGESTED IN THIS ANNUAL REPORT.  EXCEPT AS REQUIRED BY APPLICABLE LAW, INCLUDING THE SECURITIES LAWS OF THE UNITED STATES, WE DO NOT INTEND TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO CONFORM THESE STATEMENTS TO ACTUAL RESULTS.

PART I

As used in this annual report on Form 10-KSB, "we," "us," "our," "SmarTire," "the Company" and "our Company" refer to SmarTire Systems Inc. and our subsidiaries, unless the context otherwise requires.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We have three wholly owned subsidiaries: SmarTire Technologies Inc., SmarTire USA Inc. and SmarTire Europe Limited. SmarTire Technologies Inc. was incorporated on June 3, 1988 under the laws of the Province of British Columbia, and was the original developer of our patented technology. Until December 11, 2008, SmarTire USA Inc., a Delaware corporation incorporated on May 16, 1997, was our exclusive marketing agency in North America. SmarTire Europe Limited, a United Kingdom corporation incorporated on February 25, 1998, was our exclusive sales and distribution operation for Europe until we began shipping products directly from SmarTire Systems Inc. in February 2007.

Until December 11, 2008, we developed, subcontracted our manufacturing, and marketed technically advanced tire pressure monitoring systems that monitor tire pressure and tire temperature in a wide range of vehicles.  On December 11, 2008, we completed the sale of substantially all of this business, comprising substantially all of our assets, and certain of our liabilities, to Bendix CVS Canada, Inc. and Bendix Commercial Vehicle Systems LLC pursuant to an asset purchase agreement dated December 4, 2008.   The sale price was $2,500,000 cash at closing, plus an earn-out amount in each of the five years after closing based on a percentage of tire pressure monitoring system sales made by the buyers during that period, with a minimum earn-out of US$500,000, of which $250,000 is payable by March 1, 2009 and $250,000 is payable by March 1, 2010.  The earn-out is based on future revenues generated by the buyers from the tire pressure monitoring system business, and any amounts earned by our company above the minimum earn-out are payable on an annual basis for a period of five years. Pursuant to the terms of the asset purchase agreement, we retained the right to receive future earn-out payments due, as well as the right to proceed with litigation in respect of prior infringements of certain of our patents.  We also retained certain operating liabilities and all of the liabilities and obligations with respect to the convertible debt and the shares of our convertible preferred stock that were outstanding prior to the asset sale.  Finally, we agreed that we would change our name to TTC Technology, Inc. immediately after the closing.  However, because the corporate laws of the Province of British Columbia prevents us from changing our name without the prior approval of our shareholders, we have not yet changed our name.  At the date of this annual report we have not yet asked our shareholders to approve a name change.

Because all of our assets were subject to a pre-existing grant of security in favor of the holders of outstanding debt in the aggregate amount of approximately $44,150,000, we entered into a liquidation agreement with YA Global Investments, L.P., Xentenial Holdings Limited, Staraim Enterprises Limited and Starome Investments Limited pursuant to which we:

•	acknowledged our debt to the lenders in the aggregate amount of approximately $44,150,000

•	assured the lenders that we had no offsets, claims or counterclaims against any of them

•
ratified all of the loan documents pursuant to which we had borrowed the money owed and acknowledged that they, and the documents granting security for repayment of the loans, were in full force and effect; and

•	we agreed to adhere to a projected budget during the period ending December 31, 2009.

The budget that we agreed to adhere to is discussed in greater detail, and in context of our planned operations over the next 12 months, in the section of this annual report on Form 10-KSB titled “Management’s Discussion & Analysis”, below.

Explanatory Note

Unless otherwise noted, all descriptions of transactions, products, customers, competitors, and other business aspects contained in this Item 1 relates to our TPMS business prior to the asset sale.

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

On February 6, 2003, we changed our Province of domicile from British Columbia to the Yukon Territory because, at the time, the corporate law of British Columbia required that a majority of our directors be residents of British Columbia and the Yukon did not impose any residency requirement.  We effected this re-domicile by way of a corporate transaction called a “continuation.” Effective December 10, 2004, amended our Articles of Incorporation to increase the number of our authorized shares of common stock from 300,000,000 shares to an unlimited number of shares. On March 18, 2005, we amended our Articles of Incorporation to establish rights and preferences for our series A 5% convertible preferred stock.  Effective December 20, 2006, we changed our Province of domicile from the Yukon Territory back to the Province of British Columbia, Canada, after the corporate law of British Columbia was revised to remove director residency requirements.

Business History

On December 6, 1996, we acquired the Low Tire Pressure Warning Division of EPIC Technologies, Inc., based in Norwalk, Ohio. The assets that we acquired from EPIC Technologies included specialized testing equipment, patents and certain contractual rights, including the rights under a production program that EPIC had established with Ford Motor Company.  Under that production program, the Low Tire Pressure Warning System that we acquired from EPIC Technologies was offered by Ford Motor Company as an option on its Lincoln Continental models until the end of December 2001, when that particular model was discontinued.

Our acquisition of EPIC Technologies' Low Tire Pressure Warning Division accelerated our entry into the passenger car market.  Recognizing the emerging demand for tire pressure monitoring systems in passenger cars and light trucks, we modified the new car version of the technology that we had acquired from EPIC Technologies for use in existing vehicles.  We launched this product into the automotive aftermarket in June 1997 to support the market introduction of run-flat tires.  Automotive aftermarket products are sold as optional add-on products for automobiles.  Aftermarket products are distinguishable from OEM products (“OEM” is an acronym for “original equipment manufacturer”), which are sold as standard or optional equipment on an automobile by or through the automobile manufacturer.

In 1998, we established a strategic alliance with TRW Inc., a large U.S.-based automotive parts supplier, providing for joint engineering and development activities, and we granted to TRW exclusive marketing and distribution rights for some of our products.  In addition, TRW had exclusive rights in the original equipment market for any tire monitoring products that it developed jointly with us and we had exclusive rights in the automotive aftermarket.  Effective August 31, 2001, we restructured our strategic alliance with TRW, terminating our joint development activities and each party’s exclusive rights to the respective products developed.

We completed the development and launch of our second generation tire pressure monitoring system for the passenger car and light truck market during the fiscal year ended July 31, 2001 and we introduced a tire pressure monitoring system for motorcycles into the aftermarket in September of 2002.  In February 2004, we introduced a substantially improved second generation tire pressure monitoring system for motorcycles.  Later in 2004, responding to changing market conditions, we shifted our focus to commercial vehicles, buses and recreational vehicles.

Over the past six years we have entered into a number of strategic agreements with auto manufacturers, suppliers, distributors and operators that have helped our company grow.  These include agreements with Aston Martin (December of 2002) DANA Corporation (October of 2005), Vansco (November of 2005) and others, and we have continued to improve our tire pressure monitoring systems and our distribution, especially in the commercial vehicle markets.  All of these strategic alliances have been discussed in our periodic disclosure documents over the years in great detail.  In summary, they include:

•
Dana Corporation. Seven year Marketing and Distribution agreement with Dana Corporation dated October 12, 2005 pursuant to which Dana markets and sells tire monitoring systems to OEM customers throughout North America, Mexico, Australia and New Zealand.

•
Vansco Electronics LP. Development and supply agreement with Vansco Ltd. dated September 12, 2003 to manufacture a high sensitivity, weatherproof, J1939 controller area network, chassis-mounted receiver.

•
GE Nova Sensor.  A three-year supply agreement with GE Sensing Inc. dated July 23, 2007 pursuant to which GE Sensing supplies its NPX pressure sensors, an important component in the tire pressure monitoring systems.

•	Alligator Ventilfabrik GmbH. Based in Giengen, Germany, Alligator currently supplies valve stems that allow the attachment of tire monitoring sensors inside the tire.

In late 2006 and early January of 2007, we began to look for ways to reduce our costs and, in January 2007 we downsized our overall staff by approximately 45%.  By the end of February, 2007, we had also closed our United Kingdom facility and reduced the size of our engineering and product development team.

Since January 2007 and until December 2008, the Company focused on pursuing claims against certain parties that we believed have infringed our U.S. Patent Nos. 5,231,872 and 5,335,540, and commercializing its TPMS business with scaled-back production due to funding limitations.

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

On February 20, 2008, we entered into a Confidential Settlement and License Agreement with Continental Automotive Systems US, Inc. (formerly Siemens VDO Automotive Corp.), terminating the lawsuit between us.  We received net proceeds of $1,500,000 after payment of withholding taxes, from which we paid approximately $300,000 in litigation-related expenses.  In a separate judgment that was entered by the district court on February 21, 2008, Continental Automotive Systems US, Inc. also acknowledged the validity and enforceability of our United States Patent No. 5,231,872.

On August 21, 2008, we entered into a Confidential Settlement and License Agreement with Schrader-Bridgeport International, Inc., terminating the lawsuit between Schrader and us.  We received net proceeds of approximately $1.5 million after payment of litigation-related expenses.  In a stipulated judgment that was entered by the district court on August 26, 2008, Schrader-Bridgeport International, Inc. also acknowledged the validity and enforceability of our United States Patent No. 5,231,872.

On December 11, 2008, we sold our tire pressure monitoring system business, along with substantially all of our assets and certain of our liabilities, to Bendix CVS Canada, Inc. and Bendix Commercial Vehicle Systems LLC pursuant to an asset purchase agreement dated December 4, 2008.  The assets sold include the grant of an exclusive, royalty-free license to the Buyers that permits them to practice the inventions covered by the claims in our patents in the market for vehicles, and, with the exception of certain retained rights, the right to enforce these patents against third parties for infringement. The sale price was $2,500,000 cash at closing, plus an earn-out amount in each of the five years after closing based on a percentage of sales of tire pressure monitoring systems made by the buyers during that period, with a minimum of US$500,000, of which $250,000 is payable by March 1, 2009 and $250,000 is payable by March 1, 2010.  The earn-out is based on future revenues generated by the buyers from the tire pressure monitoring system business, and any amounts earned by our company above the minimum earn-out are payable on an annual basis for a period of five years. Pursuant to the terms of the asset purchase agreement, we retained the right to receive future earn-out payments due, as well as the right to litigate certain of our pressure monitoring system related patents.  We also retained certain operating liabilities and all of the liabilities and obligations with respect to the convertible debt and the shares of our convertible preferred stock that were outstanding prior to the asset sale.  Finally, we agreed that we would change our name to TTC Technology, Inc. immediately after the closing.  However, because the corporate laws of the Province of British Columbia prevent us from changing our name without the prior approval of our shareholders, we have not yet changed our name.  At the date of this annual report we have not yet asked our shareholders to approve a name change.

Since December 11, 2008, our business has consisted primarily of our plan to pursue claims against certain parties that we believe have infringed our U.S. Patent Nos. 5,231,872 and 5,335,540.

Government Regulations

Prior to December 11, 2008, our products were subject to regulation by the government agencies responsible for regulation of the use of radio frequencies in each country where the products were sold. We believe that we had all of the governmental approvals required for the sale of our products until the effective date of the sale of our business.  The purchasers of our business became responsible for compliance with governmental regulations of the tire pressure monitoring systems for all periods from and after December 11, 2008.

Our current business consists of the prosecution of certain claims for infringement of our patents.  Although the prosecution of these claims will require that we comply with the rules of any court where these claims are prosecuted, we are not currently required to obtain any specific governmental approvals, or comply with any specific regulation beyond those of very general application.

Products

Until December 11, 2008, we sold active tire pressure monitoring systems that generally included several key components, including pressure and temperature sensor/transmitters mounted inside vehicle tires, a wireless receiver module that collects the information from those sensor/transmitters, and a display device that communicates tire temperature, pressure and other information to the vehicle driver.  On December 11, 2008, we sold our active tire pressure monitoring system business to Bendix CVS Canada, Inc. and Bendix Commercial Vehicle Systems LLC.  From and after the date of this sale we have ceased to engage in the production and distribution of active tire pressure monitoring systems, though we have retained limited rights under two of our patents.  For the near future, our business plans do not contemplate the manufacture, marketing or distribution of any product.

Proprietary Protection

Our intellectual property is important to protecting our competitive advantage. We rely on a combination of patents, trade secret laws, confidentiality procedures, contractual provision and legal actions to protect our intellectual property.

We hold the following patents:

Patent #	Issue Date	Title	Jurisdiction
5,231,872	3-Aug-1993	TIRE MONITORING APPARATUS AND METHOD	US
5,335,540	9-Aug-1994	TIRE MONITORING APPARATUS AND METHOD	US
7,421,902	9-Sep-2008	FLUID PRESSURE SENSING METHOD AND APPARATUS	US
6,805,000	25-Oct-2004	APPARATUS AND METHOD FOR MOUNTING A TIRE CONDITION SENSOR CAPSULE TO A WHEEL RIM	US
6,357,833	19-Mar-2002	WHEEL COMPONENT WITH CAVITY FOR MOUNTING A HOUSING FOR MEASUREMENT APPARATUS	US
5,945,908	7-Aug-1996	DATA LOGGING TIRE MONITOR WITH CONDITION PREDICTIVE CAPABILITIES AND INTEGRITY CHECKING	US
5,559,484	4-Sep-1996	DATA LOGGING TIRE MONITOR WITH CONDITION PREDICTIVE CAPABILITIES AND INTEGRITY CHECKING	US
5,285,189	8-Feb-1994	ABNORMAL TIRE CONDITION WARNING SYSTEM	US

In addition to these patents, we had access to a number of other patents under our license agreements with TRW.  As part of our relationship with TRW, we received a royalty-free license from TRW to utilize technology developed during the term of the Cooperative Engineering Agreement that is patented, now or in the future, by TRW. We had granted a parallel royalty-free license to TRW.

Pursuant to the terms of the asset purchase agreement with Bendix CVS Canada, Inc. and Bendix Commercial Vehicle Systems LLC, which is discussed in greater detail in the description of our business, above, all intellectual property rights, including patents, were transferred to the buyers at closing, with the exception of US patent nos. 5,231,872 and 5,335,540.  We have retained ownership and the right to license these retained patents after the asset sale, pursuant to certain restrictions and approvals by Bendix CVS Canada, Inc.

Research and Development

We spent the following amounts on engineering, research and development activities during the fiscal years ended July 31, 2008 and 2007:

2008 - $1,730,013 ($1,647,325 excluding non-cash compensation expense)

2007 - $2,734,148 ($2,418,603 excluding non-cash compensation expense)

Costs of compliance with any environmental laws

Although we were required to comply with environmental laws regarding the disposal of certain hazardous materials while we owned our tire pressure monitoring system business, the cost of compliance was not significant.  Since the sale of this business effective December 11, 2008, we are no longer involved in any activities that would require compliance with any environmental laws other than those of general application, for which there are no costs of compliance.

Liability Insurance

Notwithstanding the sale of our tire pressure monitoring business effective December 11, 2008, we continue to be exposed to potential product liability risks that are inherent in the products that we once caused to be manufactured and sold.  Although we have not experienced any product liability claims to date, any such claims with respect to any liability that arose prior to December 11, 2008, could still have a material adverse impact on us. See "Risk Factors."  Although we maintain policies of commercial general liability and directors and officers' liability insurance, there can be no assurance that our insurance coverage would be adequate in term and scope to protect us against material financial effects in the event of a successful claim, or that we will maintain such policies in the future. We may in the future obtain such insurance provided it can be obtained at reasonable prices.

Number of Total Employees and Number of Full-time Employees

Prior to the sale of our tire pressure monitoring business on December 11, 2008, we had 24 full-time employees, 1 consultant, and 1 employee on maternity leave. Of these employees and consultants, 2 were in marketing, 19 were in engineering, research and development, (which includes product management, quality assurance and production employees) and 5 were administrative and executive personnel. There was no collective bargaining agreement in place.

Following the sale of our tire pressure monitoring system business, we terminated nine employees and paid severance related to such terminations totaling approximately $370,000.  The remaining former employees of our Company were hired by Bendix CVS Canada, Inc.  After the completion of the sale of our tire pressure monitoring business and the termination of all of our employees and consultants effective December 11, 2008, we engaged three people to provide our company with administrative and executive services on a part-time basis.  All three of these people were previously consultants to/employed by our company in similar capacities prior to the sale of our tire pressure monitoring system business.

Description of Property.

Our address is 5781 Lee Blvd., Suite 208, Box 243, Lehigh Acres, FL, 33971.  Our SEC filings are available to the public from our website or at www.sec.gov.

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

RISKS RELATED TO OUR COMPANY

OUR CONVERTIBLE DEBENTURES AND OUR PREFERRED SHARES ARE CURRENTLY IN DEFAULT.  THE HOLDERS ARE ENTITLED TO DEMAND IMMEDIATE REPAYMENT OF ALL OUTSTANDING PRINCIPAL AND ACCRUED INTEREST.  IF THEY MAKE THIS DEMAND, WE WILL BE UNABLE TO REPAY THE AMOUNTS OWED AND OUR BUSINESS WILL FAIL.

We are currently in default of our outstanding convertible debentures and convertible preferred stock pursuant to which we owe an aggregate amount of approximately $38,200,000.  The holders of these instruments have the right to demand immediate repayment of all amounts due.  If they do this, we will not be able to pay them. The holders of the debentures and preferred shares may protect and enforce their rights or remedies either by suit in equity or by action at law, or both, whether for payment or for the specific performance of any other covenant, agreement or other provision contained in the instruments or in any documents related to them.  In addition, any repayment that we are required to make may leave us with little or no working capital in our business. This would have an adverse effect on our continuing operations. We do not currently have a reasonable basis to believe that we will have the financial ability to make all payments on our convertible debentures and preferred shares. Please refer to notes 9 and 11 in the financial statements for a description of the events of default under the convertible debentures and the consequences of such defaults.

As discussed under the headings, "Management's Discussion and Analysis - Liquidity and Capital Resources" and "Management Discussion and Analysis - Future Operations," we will require additional financing to fund our operations and pay our liabilities.  The only funds that we anticipate receiving will come from earn-out payments from the buyer of our tire pressure monitoring system business and from patent litigation and/or licensing.  Future income may not be sufficient to satisfy our liabilities, which include convertible preferred stock and secured convertible debentures with an aggregate face value of $38.2 million,  All of these liabilities are currently in default and the holders are entitled to demand immediate repayment.  The holders of the secured convertible debentures have a first priority lien (subject to any liens for taxes) on all of our assets, which have a value that is less than the face amount of the secured convertible debentures.  If the holders of this debt demand immediate payment we will not be able to repay them without a substantial infusion of additional capital.  There is very little likelihood that we could raise the money required to repay these creditors.  If they demand repayment and we cannot raise the money required to repay them, they will have the right to realize on their security interests in our assets.  If they do so, our business will fail and you will lose your entire investment.

WE HAVE A HISTORY OF LOSSES AND THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through July 31, 2008, we have incurred aggregate losses of $156,048,743. Our losses from operations and cash used in operations for years ended July 31, 2008 and 2007 were $4,981,920 and $1,750,012, and $6,758,337 and $4,780,060, respectively.  We sold substantially all of our business and substantially all of our assets effective December 11, 2008 and our ability to earn revenue has been materially and adversely affected.  There is no assurance that we can operate at a profit or even that we can continue to operate at all.  Our ability to continue to operate will be subject to significant risks that we cannot control, such as the success of the buyer of our business, and our ability to successfully license the patent rights that we retained.

The Auditors' Report on our July 31, 2008 consolidated financial statements includes an additional comment that states that there exists substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

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

INABILITY OF THE BUYER TO SUCCESSFULLY MARKET THE TPM BUSINESS POST-SALE MAY MATERIALLY AND ADVERSELY AFFECT US.

If the Buyer is not able to successfully market the TPMS products and develop and introduce new products, future payments under the Earn-Out would be reduced and our business, financial condition and results of operations could be adversely affected.  Factors that could affect the Buyer’s ability to successfully operate the TPMS business include:

•
The markets in which we operated before the Asset Sale, and in which the Buyer operates after the Asset Sale, are subject to technological change, evolving industry standards and changes in customer demands. The introduction of products embodying new technologies and the emergence of new industry standards could render our products obsolete and unmarketable.

•
During fiscal 2008 we earned 63% of our revenue from our two largest customers. Accordingly, the loss by the Buyer of any one of our two major customers may materially and adversely affect future income from the TPMS business. The loss of any major customer, or significant reductions by any of them in buying TPMS products, or any inability on the Buyer’s part to collect accounts receivable from them, would materially and adversely affect results of operations from this business, and accordingly, amounts paid to us under the Earn-Out.

•
The TPMS products, and the products that may be provide in the future, embody new technologies. Certain of the components and raw materials used in the TPMS products are difficult to obtain and/or require purchase commitments to be made far in advance of the manufacturing date. The inability to obtain sufficient quantities of components or raw materials, or the inability to forecast purchase requirements accurately, could adversely affect TPMS business and results of operations. Similarly, commitments to purchase components and raw materials in excess of customer demand for our products could materially and adversely affect our results of operations, and accordingly, amounts paid to us under the Earn-Out. See "Description of Business - Raw Materials and Principal Suppliers" above.

•
We historically contracted the manufacture of our products to third parties. In certain cases, we did not have an alternative source of manufacturing, and a suitable replacement would be time-consuming and expensive to obtain. If, for any reason, one of these third party manufacturers is unable or refuses to produce the TPMS products, the business, financial condition and results of operations would be materially and adversely affected, and accordingly, amounts paid to us under the Earn-Out. See “Description of Business - Raw Materials and Principal Suppliers" above.

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

Prior to this filing, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock within short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. The factors may negatively impact shareholders' ability to sell shares of our common stock.

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

As of December 19, 2008, we are obligated to issue an aggregate of approximately 537,582,563,442 shares of common stock under all of our securities and commitments. The break down of such issuances is described under notes 9 and 11 in our financial statements. The conversion of these securities assume market conditions as at December 19, 2008, when in fact such issuances of shares may be greater or less due to market conditions at the time of conversion of the securities.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities

Prior to the Asset Sale, our principal executive offices were located at #150 - 13151 Vanier Place, Richmond, British Columbia, V6V 2J1. On March 23, 2005, we extended the term of our lease to August 31, 2010 and expanded our 15,364 square foot facility by approximately 4,000 square feet. The lease modification includes a CDN$100,000 tenant improvement allowance.  This facility consists of an office and administration area, an engineering department, a prototype production facility and a warehouse. We vacated the additional 4,000 square feet facility on February 28, 2007 and entered into a new lease agreement for the remaining 15,364 square feet on April 30, 2007 with an effective date of March 1, 2007 and an expiry date of February 28, 2013.  This lease was transferred to the Buyer in the Asset Sale.

Our subsidiary, SmarTire Europe Limited, leased a 9,069 square foot facility at Park 34, Didcot, Oxfordshire, United Kingdom OX11 7WB for a 15 year term ending February 20, 2016, consisting of an office and administration area and a warehousing area. We closed this facility effective February 28, 2007.  We subleased the facility until February 2008, at which time the lease and sublease were terminated.  We have recorded a liability relating to the lease termination in the amount of $39,465.

Subsequent to the Asset Sale, our address is 5781 Lee Boulevard, Suite 208, Box 243, Lehigh Acres, Florida, 33971, USA.  We expect that our current facilities will be sufficient for the foreseeable future. To the extent that we require additional space in the near future, we believe that we will be able to secure additional leased facilities at commercially reasonable rates.

ITEM 3. LEGAL PROCEEDINGS

On December 16, 2008, the British Columbia Securities Commission of Canada issued a cease trade order against our company for failure to file our annual financial statements and related management’s discussion and analysis as required under National Instrument 51-102. We plan to cooperate with the British Columbia Securities Commission and file the required materials in order to have the cease trade order rescinded.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

From May 28, 2003 to December 16, 2008, our outstanding common stock traded over-the-counter and was quoted on the OTC Bulletin Board (OTCBB) under the symbol "SMTR.OB".  On December 17, 2008, the Company stock was delisted from the OTCBB and began trading on the Pink Sheets due to delinquent SEC filings.

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

QUARTER ENDED	HIGH	LOW

July 31, 2008	$0.0002	$0.0001

April 30, 2008	$0.0007	$0.0002

January 31, 2008	$0.0059	$0.0007

October 31, 2007	$0.01	$0.0046

July 31, 2007	$0.019	$0.006

April 30, 2007	$0.039	$0.015

January 31, 2007	$0.050	$0.032

October 31, 2006	$0.065	$0.034

Our common shares are issued in registered form. On March 31, 2007 we changed our transfer agent to Worldwide Stock Transfer, LLC (433 Hackensack Avenue, Level L, Hackensack, New Jersey 07601; telephone: (201) 820-2008, facsimile (201) 820-2010) who is now the registrar and transfer agent for our common shares.

The OTCBB is a registered quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities.  An OTC equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange.  The OTCBB is not an issuer listing service, market or exchange.  Although the OTCBB does not have any listing requirements, per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority.

As of December 19, 2008, we had 19,342,461,198 shares of common stock outstanding and an estimated 8,000 stockholders of record.

DIVIDEND POLICY

We have never declared or paid dividends on our common stock, and we do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

The following change in our securities occurred during the three months ended July 31, 2008 and from August 1, 2008 to December 19, 2008:

•
By conversion notice dated May 1, 2008, TAIB Securities, Inc. elected to convert $12,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 150,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated May 1, 2008, Certain Wealth Limited, Inc. elected to convert $4,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 50,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated May 5, 2008, TAIB Securities, Inc. elected to convert $12,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 150,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated May 5, 2008, Certain Wealth Limited, Inc. elected to convert $4,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 50,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated May 6, 2008, Starome Investments Limited elected to convert $6,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 60,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

·
By conversion notice dated May 6, 2008, TAIB Securities, Inc. elected to convert $9,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 112,500,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated May 6, 2008, Certain Wealth Limited, Inc. elected to convert $3,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 37,500,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

·
By conversion notice dated May 7, 2008, TAIB Securities, Inc. elected to convert $14,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 175,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated May 7, 2008, Certain Wealth Limited, Inc. elected to convert $6,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 75,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

·
By conversion notice dated May 8, 2008, TAIB Securities, Inc. elected to convert $10,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 125,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated May 8, 2008, Certain Wealth Limited, Inc. elected to convert $6,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 75,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

·
By conversion notice dated May 9, 2008, TAIB Securities, Inc. elected to convert $10,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 125,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated May 9, 2008, Certain Wealth Limited, Inc. elected to convert $4,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 50,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

·
By conversion notice dated May 14, 2008, TAIB Securities, Inc. elected to convert $11,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 137,500,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated May 14, 2008, Certain Wealth Limited, Inc. elected to convert $3,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 37,500,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated May 15, 2008, Starome Investments Limited elected to convert $6,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 60,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated May 15, 2008, TAIB Securities, Inc. elected to convert $11,400 of its 10% convertible debenture into common shares of the Company.  In response we issued 142,500,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated May 15, 2008, Certain Wealth Limited, Inc. elected to convert $3,800 of its 10% convertible debenture into common shares of the Company.  In response we issued 47,500,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated May 20, 2008, TAIB Securities, Inc. elected to convert $5,100 of its 10% convertible debenture into common shares of the Company.  In response we issued 63,750,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated May 20, 2008, Certain Wealth Limited, Inc. elected to convert $1,700 of its 10% convertible debenture into common shares of the Company.  In response we issued 21,250,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated May 20, 2008, Starome Investments Limited elected to convert $6,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 60,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated May 27, 2008, TAIB Securities, Inc. elected to convert $6,200 of its 10% convertible debenture into common shares of the Company.  In response we issued 77,500,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated May 27, 2008, Certain Wealth Limited, Inc. elected to convert $2,100 of its 10% convertible debenture into common shares of the Company.  In response we issued 26,250,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated May 30, 2008, Xentenial Holdings Limited elected to convert $9,400 of its 10% convertible debenture into common shares of the Company.  In response we issued 117,500,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated June 5, 2008, TAIB Securities, Inc. elected to convert $7,300 of its 10% convertible debenture into common shares of the Company.  In response we issued 91,250,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated June 5, 2008, Certain Wealth Limited, Inc. elected to convert $2,400 of its 10% convertible debenture into common shares of the Company.  In response we issued 30,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated June 17, 2008, TAIB Securities, Inc. elected to convert $6,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 75,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated June 17, 2008, Certain Wealth Limited, Inc. elected to convert $2,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 25,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated June 20, 2008, TAIB Securities, Inc. elected to convert $1,900 of its 10% convertible debenture into common shares of the Company.  In response we issued 23,750,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated June 20, 2008, Certain Wealth Limited, Inc. elected to convert $600 of its 10% convertible debenture into common shares of the Company.  In response we issued 7,500,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated June 25, 2008, TAIB Securities, Inc. elected to convert $2,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 25,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated June 25, 2008, Certain Wealth Limited, Inc. elected to convert $1,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 12,500,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated July 8, 2008, Starome Investments Limited elected to convert $3,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 30,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated July 21, 2008, TAIB Securities, Inc. elected to convert $1,800 of its 10% convertible debenture into common shares of the Company.  In response we issued 51,428,571 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated July 21, 2008, Certain Wealth Limited, Inc. elected to convert $1,200 of its 10% convertible debenture into common shares of the Company.  In response we issued 34,285,714 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated July 22, 2008, TAIB Securities, Inc. elected to convert $4,350 of its 10% convertible debenture into common shares of the Company.  In response we issued 124,285,714 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated July 22, 2008, Certain Wealth Limited, Inc. elected to convert $4,350 of its 10% convertible debenture into common shares of the Company.  In response we issued 124,285,714 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
On June 20, 2008, we issued to Xentenial Holdings Limited, pursuant to Rule 506 of Regulation D under the Securities Act, for an aggregate purchase price of $269,000 a 12% convertible debenture due on or before June 20, 2011. The debenture is convertible at the lesser of $0.0573 or 80% of the lowest volume weighted average price of the Company’s common stock during the thirty trading days preceding the conversion date as quoted by Bloomberg, LP.  We have paid Yorkville Advisors, LLC, a related party of Xentenial, a cash fee of $31,000 in connection with the convertible debenture out of the aggregate purchase price.

•
On August 1, 2008, we issued to Xentenial Holdings Limited, pursuant to Rule 506 of Regulation D under the Securities Act, for an aggregate purchase price of $152,500, a 12% convertible debenture due on or before August 1, 2011. The debenture is convertible at the lesser of $0.0573 or 80% of the lowest volume weighted average price of the Company’s common stock during the thirty trading days preceding the conversion date as quoted by Bloomberg, LP.  We have paid Yorkville Advisors, LLC, a related party of Xentenial, a cash fee of $26,500 in connection with the convertible debenture out of the aggregate purchase price.

•
On August 15, 2008, we issued to Xentenial Holdings Limited, pursuant to Rule 506 of Regulation D under the Securities Act, for an aggregate purchase price of $100,000 a 12% convertible debenture due on or before August 15, 2011. The debenture is convertible at the lesser of $0.0573 or 80% of the lowest volume weighted average price of the Company’s common stock during the thirty trading days preceding the conversion date as quoted by Bloomberg, LP.  We did not pay any fees associated with this debenture.

•
By conversion notice dated September 22, 2008, Starome Investments Limited elected to convert $6,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 60,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated September 26, 2008, Starome Investments Limited elected to convert $6,000 of its 10% convertible debenture into common shares of the Company.  In response we issued 60,000,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.

•
By conversion notice dated December 19, 2008, Xentenial Holdings Limited elected to convert $987,500 face value and $77,736 accrued interest, relating to five separate convertible debentures held by Xentenial Holdings Limited, into common shares of the Company.  In response we issued 13,315,450,000 shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act.  After the conversion, the Company had 19,342,461,198 common shares outstanding, of which Xentenial was the holder of 13,315,450,000, or 68.8%, of the Company’s total outstanding common shares.  Upon completion of the conversion, a change in control of the Company occurred.  The conversion was executed pursuant to the terms of a Voting Arrangement Agreement dated December 4, 2008 completed in connection with the sale of the Company’s tire pressure monitoring system business and related assets to Bendix CVS Canada, Inc., under which YA Global Investments LP or its affiliated companies were required to convert into a number of shares sufficient to guarantee approval by the Company’s shareholders of the sale of the Company’s tire pressure monitoring system business and related assets.  Xentenial Holdings Limited is a wholly owned subsidiary of YA Global Investments LP.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition, changes in financial condition and results of operations for the fiscal years ended July 31, 2008 and 2007 should be read in conjunction with our audited annual financial statements and the notes thereto which are included with this annual report on Form 10-KSB.

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 2008 vs. Fiscal Year Ended July 31, 2007
Revenue

Gross revenue for the fiscal year ended July 31, 2008 decreased to $3,140,413 from $3,661,821 in our fiscal year ended July 31, 2007. This breakdown of the sources of our gross revenue is as follows:

•
Sales of tire pressure monitoring systems to original equipment manufacturers for installation on new and existing buses decreased slightly to $980,934 in fiscal year 2008 from $1,062,174 in fiscal year 2007.

•
Sales of tire pressure monitoring systems to original equipment manufacturers for new passenger cars decreased to $1,494,480 in fiscal year 2008 from $1,502,597 in fiscal year 2007. The immaterial decrease was due to normal fluctuations in our sales to Aston Martin, which comprise this product line.

•
Sales of tire pressure monitoring systems to original equipment manufacturers for new recreational vehicle tire pressure monitoring systems decreased to $213,204 in fiscal year 2008 from $274,191 in fiscal year 2007.

•	Sales of tire pressure monitoring systems to the RV aftermarket decreased to $147,832 in fiscal year 2008 from $385,934 in fiscal year 2007.

•	Sales of tire pressure monitoring systems to the truck market decreased to $67,513 in fiscal year 2008 from $161,509 in fiscal year 2007.

•	Sales of tire pressure monitoring systems to the off-road industrial aftermarket increased to $37,487 in fiscal year 2008 from $30,999 for the year ended July 31, 2007.

•	Sales of tire pressure monitoring systems to the aftermarket passenger car market decreased to $34,644 in fiscal year 2008 from $83,570 in fiscal year 2007.

•	Sales of aftermarket motorcycle tire pressure monitoring systems increased to $44,628 in fiscal year 2008 from $34,227 in fiscal year 2007.

•
Service revenue for assistance in installing tire pressure monitoring systems and training customers and making customer specific software changes decreased to $68,085 in fiscal 2008 from $87,114 in fiscal year 2007.

•	Sales of miscellaneous products and services increased to $51,606 in fiscal year 2008 from $39,506 in fiscal year 2007.

The Company completed the sale of its tire pressure monitoring systems business, and the assets associated with this business, on December 11, 2008.  The Company will not realize any sales from the tire pressure monitoring systems business after that date.  The Company anticipates that its only income in 2009 will be from potential patent licensing or litigation, and from future Earn-Out payments pursuant to the terms of the asset purchase agreement.

Gross Margin

Gross margin on sales decreased to 13.3% in fiscal year 2008 from 26.9% in fiscal year 2007 due to a higher concentration of our sales to original equipment manufacturers of new passenger cars. Our gross margin in this market is lower due to the attractive introductory pricing that we offered to our primary customer as we attempted to penetrate this market.

Expenses

Expenses decreased to $5,398,902 in fiscal year 2008 from $7,744,693 in fiscal year 2007, due primarily to cost reduction efforts undertaken in 2007 that included a reduction in force and closing of our UK office. These reductions were partially offset by increased legal expenses incurred in connection with our patent litigation efforts.

Engineering, research and development expenses decreased to $1,730,013 in fiscal year 2008 from $2,734,148 in fiscal year 2007.  The decrease was mainly due to fewer engineering, research and development employees, combined with lower prototype development costs.

Marketing expenses decreased to $765,655 in fiscal year 2008 from $1,642,384 in fiscal year 2007. The decrease was mainly a result of lower personnel and rent costs resulting form our closure of the SmarTire Europe office in the UK in February 2007.

General and administrative expenses decreased to $2,648,429 in fiscal year 2008 from $2,922,461 in fiscal year 2007.  The decrease was primarily attributed to lower public relations fees, insurance costs, directors' fees, and wages, offset by increased legal expenses incurred in connection with our patent litigation efforts.

Upon completion of the sale of our tire pressure monitoring system business, and the assets associated with this business, on December 11, 2008, the Company expects to employ only two or three part-time administrative employees.  Accordingly, in 2009, all expenses are expected to decrease substantially.   In connection with the sale of substantially all of its assets and business, the Company entered into a liquidation agreement with its secured lenders in which the Company agreed to conform its activity over the coming 12 months to a wind down plan and budget specified in the liquidation agreement.  On December 11, 2008, the secured lenders funded $762,532 in the form of a bridge note for the express purpose of funding the wind down plan and budget.

Depreciation and amortization

Depreciation and amortization expense decreased to $254,805 in fiscal year 2008 from $445,700 in fiscal year 2007.

Other Income

On February 20, 2008, we and Continental Automotive Systems US, Inc. (formerly Siemens VDO Automotive Corp.) entered into a Confidential Settlement and License Agreement, terminating the lawsuit between Siemens VDO Automotive and us.  We received net proceeds of $1,500,000 after payment of withholding taxes, from which the Company paid approximately $300,000 in litigation-related expenses. We recorded other income from the settlement in the amount of $1,500,000 and $Nil during the year ended July 31, 2008.

Interest and finance charges

Interest and finance charges increased to $27,902,197 in fiscal year 2008 from $12,115,066 in fiscal year 2007. Interest and finance charges in fiscal year 2008 included non-cash interest of $27,775,103 compared to non-cash interest of $12,028,029 in fiscal year 2007. Non-cash interest expense includes accrued interest expense on our convertible debentures, interest accretion on our convertible debentures and amortization of deferred charges related to our convertible debentures, and was higher in fiscal 2008 than in fiscal 2007 due to the accretion of our outstanding convertible instruments to their full face value in 2008, as a result of default on these instruments in 2008.

Interest Income

Interest income decreased to $9,524 in fiscal year 2008 from $31,286 in fiscal year 2007. This decrease was due to lower cash balances maintained during fiscal year 2008.

Unrealized loss on derivative instruments

An unrealized derivative instrument loss of $nil and $1,030,415 was incurred in fiscal year 2008 and 2007, respectively. The unrealized derivative instrument loss represents the mark to market adjustment on derivative instruments. There was no derivative instrument unrealized gain or loss effective on or after November 1, 2006, because as a result of early adopting FSP EITF No. 00-19-2, management has determined that the outstanding warrants and embedded conversion feature in its convertible debentures met the requirements for classification as equity items and consequently the derivative financial instruments were reclassified to additional paid in capital and accumulated deficit as discussed in Note 3(b) to the financial statements.

Foreign exchange gain/loss

A foreign exchange gain of $122,224 was incurred in fiscal year 2008 as compared to a gain of $250,724 in fiscal year 2007. Our operating expenses were adversely impacted by a lower US dollar against the Canadian dollar as a significant portion of our operations were paid in Canadian dollars. Foreign exchange gains or losses are due to fluctuations in currency exchange rates and are impossible to predict.

LIQUIDITY AND CAPITAL RESOURCES

Asset Sale and Future Liquidity

On December 11, 2008, we sold our tire pressure monitoring system business, along with substantially all of our assets and certain of our liabilities, to Bendix CVS Canada, Inc. and Bendix Commercial Vehicle Systems LLC pursuant to an asset purchase agreement dated December 4, 2008.  The assets sold include the grant of an exclusive, royalty-free license to the Buyers that permits them to practice the inventions covered by the claims in our patents in the market for vehicles, and, with the exception of certain retained rights, the right to enforce these patents against third parties for infringement. The sale price was $2,500,000 cash at closing, plus an earn-out amount in each of the five years after closing based on a percentage of sales of tire pressure monitoring systems made by the buyers during that period, with a minimum of US$500,000, of which $250,000 is payable by March 1, 2009 and $250,000 is payable by March 1, 2010.  The earn-out is based on future revenues generated by the buyers from the tire pressure monitoring system business, and any amounts earned by our company above the minimum earn-out are payable on an annual basis for a period of five years. Pursuant to the terms of the asset purchase agreement, we retained the right to receive future earn-out payments due, as well as the right to litigate certain of our pressure monitoring system related patents.  We also retained certain operating liabilities and all of the liabilities and obligations with respect to the convertible debt and the shares of our convertible preferred stock that were outstanding prior to the asset sale.  Finally, we agreed that we would change our name to TTC Technology, Inc. immediately after the closing.  However, because the corporate laws of the Province of British Columbia prevent us from changing our name without the prior approval of our shareholders, we have not yet changed our name.  At the date of this annual report we have not yet asked our shareholders to approve a name change.

Since December 11, 2008, our business has consisted primarily of our plan to pursue claims against certain parties that we believe have infringed our U.S. Patent Nos. 5,231,872 and 5,335,540.

Subsequent to the Asset Sale, management does not expect that cash flow generated from Earn-Out payments and patent licensing will be sufficient to satisfy the Company’s liabilities and fund its ongoing operating expenses.  At closing of the Asset Sale, YA Global Investments LP funded $762,532 in the form of a bridge note with an annual interest rate of 14%, to be used to pay specified post-closing administrative items.  The bridge note is to be repaid from any future earnings of the Company.

At July 31, 2008, we had cash balances of $27,057 (2007 - $350,018). During August 2008, we issued two convertible debentures and received net proceeds of $200,000. However, management projects that we will require a minimum of $1.3 million and a maximum of $54.3 million to fund our debt repayments, ongoing operating expenses and working capital requirements through July 31, 2009, as detailed below.

	Estimated Range
Debt repayment (1)	$ -	$ 50,800,000
General Working Capital (2)	1,300,000	3,500,000

TOTAL	$ 1,300,000	$ 54,300,000

(1)
Due to the Company’s default status, principal payments on all of our outstanding convertible debentures and preferred stock, and interest payable due within the next twelve months on these instruments, is callable in cash, or in shares at the option of the holders.  Any repayment of debt is limited by the amount of cash generated by the Company after the Asset Sale.

(2)
Represents (i) amounts budgeted for operations of the Company after closing and through July 31, 2009, and (ii) estimate of required payments for operating liabilities retained by the Company after the asset sale, exclusive of debt.

The Company is currently in default of its outstanding convertible debentures and convertible preferred stock as outlined in the table above.  Due to default, the limitations provided in the convertible debentures and convertible preferred stock that the holders may not own more than 4.9% of the Company’s outstanding shares may be waived without notice by the holders.  The convertible debentures and convertible preferred stock are also callable at any time by the holders.  If the holders call any amounts due, the Company does not expect to be able to pay the amounts payable under these convertible securities in cash, including any interest on such amounts and any applicable late fees under the convertible debentures.  These convertible debentures are secured by all of the assets of the Company.

2008 and 2007 Cash Flows

Our net loss of $31,252,369 for fiscal year 2008 includes non-cash charges of $27,775,103 for interest and finance charges, $254,805 for depreciation and amortization, stock based compensation expense of $159,380, and an expense of $4,617 for the issuance of common shares and warrants for services rendered. Decreases in non-cash working capital during the year amounted to $1,293,732. Non-cash working capital changes resulted primarily from increases in accounts payable and accrued liabilities, as well as decreases in accounts receivable, inventory, and prepaid expenses.

Net cash used in operating activities

Net cash used in operating activities was $1,750,012 during fiscal year 2008, compared to $4,780,060 during fiscal 2007. The decrease in cash used in fiscal 2008 was primarily due to cost reductions that were begun in January 2007 and continued through fiscal 2008.  The cost reductions included downsizing over 45% of our staff, as well as closing of our UK office.

Net cash used in investing activities

Net cash used in investing activities was $11,192 during fiscal year 2008 compared to $346,579 during fiscal 2007. The cash used in the current year was used to fund the purchase of property and equipment which is primarily used to manufacture our products.

Net cash provided by financing activities

Net cash provided by financing activities was $1,403,000 during fiscal year 2008 compared to $3,590,102 during fiscal year 2007.

During fiscal year 2007, we received $121,500 through the exercise of employee stock options and gross and net proceeds of $4,150,000 and $3,690,000, respectively, through the sale of convertible debentures.

During fiscal year 2008, we received gross and net proceeds of $1,603,500 and $1,403,000, respectively, through the sale of convertible debentures as follows and explained in further detail in Note 9 to the financial statements:

	Gross	Financing	Net
Date	Proceeds	Costs	Proceeds
August 2007	350,000	35,000	315,000
November 2007	96,500	11,500	85,000
November 2007	422,000	72,000	350,000
January 2008	392,000	42,000	350,000
February 2008	74,000	9,000	65,000
June 2008	269,000	31,000	238,000

	1,603,500	200,500	1,403,000

Subsequent to year-end, on August 1, 2008, we sold a secured convertible debenture to Xentenial Holdings Limited for gross proceeds of $152,500 and net proceeds of $126,000.  On August 15, 2008, we sold a secured convertible debenture to Xentenial Holdings Limited for gross and net proceeds of $100,000.  Both instruments contained similar terms and provisions to the debenture issued on June 20, 2008 and described further in Note 9(i) to the accompanying financial statements.

ADDITIONAL DISCLOSURE OF OUTSTANDING SHARE DATA PURSUANT TO NATIONAL INSTRUMENT 51-102 OF CANADA

As of July 31, 2008, the Company had 19,342,461,198 shares of common stock, no par value, outstanding.

As of July 31, 2008, the Company had outstanding stock options as follows:

	Options outstanding			Options exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of	Number	contractual	exercise	Number	exercise
exercise prices	of shares	life	price	exercisable	price

$0.03 - 0.035	15,830,002	1.87	$ 0.03	15,630,002	$ 0.03
$0.07 - 0.10	6,100,000	2.48	0.08	5,800,000	0.10
$0.20	2,119,600	0.04	0.20	2,119,600	0.20

$0.03 - 0.20	24,049,602	1.87	$ 0.06	23,549,602	$ 0.06

As of July 31, 2008, the Company had outstanding stock warrants as follows:
	Warrants outstanding

		Weighted
		average	Weighted
		remaining	average
Range of	Number	contractual	exercise
exercise prices	of warrants	life	price

$0.03	555,625,000	4.17	$ 0.03
$0.06 - 0.20	1,750,000	0.69	0.16

$0.03 - 0.20	557,375,000	4.16	$ 0.03

As of July 31, 2008, the Company had outstanding 19,248 5% convertible Class A preferred shares with liquidation value of $3,604,470 that are convertible into shares of the Company’s common stock.  The instrument is currently in default and callable by the holders.

As of July 31, 2008, the Company had outstanding convertible debentures with face value of $35,068,398 that are generally convertible into shares of the Company’s common stock at a discount to market price at the time of conversion.  The instruments are currently in default and callable by the holders.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that subject to the inherent limitations noted below as of July 31, 2008, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2008 due to the following material weaknesses:

•
Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions.  Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants.  Management corrected any errors prior to the release of our company’s July 31, 2008 consolidated financial statements.

•
Our company’s administration is composed of a small number of administrative individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties.  Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table shows the positions held by our board of directors and executive officers, and their ages as of December 19, 2008:

Name	Age	Position

David Dodge	33	Chief Financial Officer
Dave Warkentin	50	Director
William Cronin(1)(2)(3)	61	Director
Martin Gannon(1)(2)(3)	56	Director
George O'Leary (1)(2)	45	Director

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Independent director in accordance with Nasdaq rules

Business Experience and Principal Occupation of Directors, Executive Officers and Significant Employees

The following is a brief discussion of the business experience of our current directors and executive officers and key employees during the past five years:

David Warkentin

On May 7, 2007, our Board of Directors appointed Dave Warkentin to fill one of the vacancies on our board of directors created by the resignations of Robert Rudman and Johnny Christiansen.  Effective October 20, 2006, Mr. Warkentin was appointed as our President and Chief Executive Officer. Mr. Warkentin joined our company on August 8, 2005, as Vice President of Sales and Marketing. During 2004 and 2005, Mr. Warkentin was the Vice President of Sales of Intrinsyc Software International, Inc. (TSX: ICS), a Canadian public company that provides engineering services to wireless mobile device makers as well as licensable software for the wireless telephone handset market. From 2000 until 2004, Mr. Warkentin was the Director of Sales for Silent Witness Enterprises Ltd., a Canadian company that manufactures security cameras and digital video recorders targeted to the financial, educational and corrections markets. Also during 2000, Mr. Warkentin was the North American Sales Manager for Digital Dispatch Systems, and was responsible for a sales team selling mobile dispatch hardware and software solutions directly to end-users. On December 11, 2008, in connection with the Asset Sale, Mr. Warkentin resigned as Chief Executive Officer of the Company.  He will retain his position on the Company’s board of directors.

David A. Dodge

Mr. Dodge joined our company in March 2008 as Interim Chief Financial Officer.  Previously, he served as Chief Financial Officer of NeoMedia Technologies, Inc. (OTCBB: NEOM), a U.S. public company, from 2002 through 2007.  From 1999 to 2002, Mr. Dodge held various finance-related positions with NeoMedia, including Director of Financial Reporting, Director of Financial Planning, and Controller.  Prior to his public company experience, Mr. Dodge was an auditor with Ernst & Young LLP.  Mr. Dodge holds a B.A. in economics from Yale University and an M.S. in accounting from the University of Hartford, and is also a Certified Public Accountant.

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

George O'Leary

On May 7, 2007, our Board of Directors appointed George O'Leary to fill the other vacancy on our board of directors created by the resignation of Robert Rudman and Johnny Christiansen.  George O’Leary has been the President of SKS Consulting of South Florida Corp. since 2000.  Mr. O’Leary started SKS Consulting of South Florida Corp. in 2000 with the mission to help companies focus on their core businesses while shedding their non-core business assets.  Through SKS Consulting of South Florida Corp., Mr. O’Leary provides management consulting services to our company under a one year agreement dated January 23, 2007. Through SKS Consulting of South Florida, Mr. O’Leary provides management consulting services to various other companies, as well, including NS8 Corp. (OTC:NSEO), NeoMedia Technologies, Inc. (OTCBB:NEOM) and NeoGenomics, Inc. (OTCBB:NGNM).  Since April 12, 2007, he has been a director of NS8 Corp. (OTC:NSEO) and, since April 18, 2007 he has served as that company’s Chief Financial Officer.  SKS Consulting of South Florida provides consulting services to NS8 Corp.  Through SKS Consulting, Mr. O’Leary also provides management consulting services to NeoMedia Technologies, Inc. (OTCBB:NEOM).  He has been a member of their board of directors since February 2, 2007.  Since October, 2004, Mr. O’Leary has provided consulting services through SKS Consulting to NeoGenomics, Inc. (OTCBB:NGNM) and has served as a member of its board of directors since June 22, 2005.  From 1996 to 2000, Mr. O’Leary was CEO and President of Communication Resources Incorporated.  Prior to 1996, Mr. O’Leary was Vice President of Operations of Cablevision Industries.  Mr. O'Leary held various positions including VP of Operations for Cablevision Industries from 1987 to 1996.  Mr. O'Leary was a CPA with Peat Marwick Mitchell from 1984 to 1987. He received his BBA degree in Accounting from Siena College in Albany, New York.

The directors of our Company are elected at each annual general meeting and hold office until the next annual general meeting or until their successors are appointed.  An officer of our company is appointed by our board of directors and holds office until his death, resignation or removal from office.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended July 31, 2008, all filing requirements applicable to our executive officers and directors and greater than 10% shareholders were complied with.

Corporate Governance

Board of Directors

Our board of directors facilitates its exercise of independent supervision over management by carefully examining issues and consulting with outside counsel and other advisors in appropriate circumstances. Our board of directors requires management to provide complete and accurate information with respect to our activities and to provide relevant information concerning the industry in which we operate in order to identify and manage risks. Our board of directors holds periodic board meetings to discuss our operations.

William Cronin and Martin Gannon are independent directors. David Warkentin is not an independent director because he was our President and Chief Executive Officer from October 20, 2006 to December 11, 2008. George O’Leary is not independent because he is paid fees as a consultant.

Directorship

The following directors are also directors of the following other reporting issuers (or the equivalent in another jurisdiction):

Name of Director of the Company	Names of Other Reporting Issuers
George O’Leary	NS8 Corp. NeoMedia Technologies, Inc. NeoGenomics, Inc. Isonics Corporation Futuremedia PLC

Orientation and Continuing Education

Due to the size of our board of directors, our board of directors does not have a formal process of orientation or education program for the new members of our board of directors. However, any new directors will be given the opportunity to (a) familiarize themselves with our company, the current directors and members of management; (b) review copies of recently publicly filed documents of our company, technical reports and our internal financial information; (c) have access to technical experts and consultants; and (d) review a summary of significant corporate and securities legislation. Due to our small size, our board of directors does not provide continuing education for directors. Board meetings may also include presentations by our management and consultants to give the directors additional insight into our business.

Ethical Business Conduct

Our Board of Directors has adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial Officer, as well as other members of our senior management and senior financial team.  Such Code of Ethics complies with the requirements of the Sarbanes Oxley Act of 2002 and the rules thereunder for codes of ethics applicable to such officers.  Our Board of Directors will continue to evaluate its role and responsibilities with respect to new legislative and other requirements of the SEC. A copy of our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as an exhibit to our Quarterly Report on Form 10-KSB on October 16, 2003. We will also provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to SmarTire Systems Inc., #150 - 13151 Vanier Place, Richmond, British Columbia, Canada V6V 2J1 or via e-mail at info@smartire.com.

Director Nominations

There is no formal process for identifying new candidates. The process of identifying and evaluating candidates for board nomination sometimes begins with individual directors or management soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for directors.

Compensation

Our compensation committee is responsible for investigating and recommending to our board of directors appropriate levels and types of compensation for our directors, officers and employees. Base salaries are reviewed annually. Consideration of salary adjustments, if any, is based on competitive market data of a relevant peer group of companies and individual performance.  Our compensation committee reviews and approves all salary adjustments as recommended by senior management.

To determine the appropriate level of compensation for the directors and our Chief Executive Officer, our management provides our board of directors with recommendations based on numerous factors such as competitive market data.  Our board of directors approves compensation levels for the directors and Chief Executive Officer.

Other Board Committees

We do not have standing committees other than our audit committee and compensation committee.

Assessment

Our board of directors has no specific procedures for regularly assessing the effectiveness and contribution of our board of directors, its committees, or individual directors. As our board of directors is relatively small, it is expected that a significant lack of performance on the part of a committee or individual director would become readily apparent, and could be dealt with on a case-by-case basis. With respect to our board of directors as a whole, our board of directors monitors its performance on an ongoing basis, and as part of that process considers the overall performance of our company and input from our shareholders.

Audit Committee Disclosure

Audit Committee Charter

The following is the text of our audit committee’s charter:

“Organization

There shall be a committee of the Board of Directors to be known as the Audit Committee. The Audit Committee shall be composed of a majority of directors who are independent of the management of the Company and are free of any relationship that, in the opinion of the Board of Directors, would interfere with their exercise of independent judgment as a committee member.

Statement of Policy

The Audit Committee shall provide assistance to the Company's directors in fulfilling their responsibility to the shareholders, potential shareholders, and investment community relating to corporate internal controls and accounting, internal and financial reporting practices of the Company, and the quality and integrity of the financial reports of the Company. In so doing, it is the responsibility of the Audit Committee to maintain free and open means of communication between the directors, the independent auditors, and the financial management of the Company.

Responsibilities

In carrying out its responsibilities, the Audit Committee believes its policies and procedures should remain flexible, in order to best react to changing conditions and to ensure to the directors and shareholders that the corporate accounting and reporting practices of the Company are in accordance with all requirements and are of the highest quality.

In carrying out these responsibilities, the Audit Committee will:

•	Review and recommend to the directors the independent auditors to be selected to audit the financial statements of the Company and its divisions and subsidiaries as required.

•
Meet with the independent auditors and financial management of the Company to review the scope of the proposed audit for the current year and the audit procedures to be utilized, and at the conclusion thereof review such audit, including any comments or recommendations of the independent auditors.

•
Review with the independent auditors, and the Company's financial and accounting personnel, the adequacy and effectiveness of the accounting and financial controls of the Company, and elicit any recommendations for the improvement of such internal control procedures or particular areas where new or more detailed controls or procedures are desirable. Particular emphasis should be given to the adequacy of such internal controls to expose any payments, transactions, or procedures that might be deemed illegal or otherwise improper. Further, the Committee periodically should review Company policy statements to determine their adherence to the code of conduct.

•
Review the financial statements contained in the annual report to shareholders with management and the independent auditors to determine that the independent auditors are satisfied with the disclosure and content of the financial statements to be presented to the shareholders. Any changes in accounting principles should be reviewed.

•
Provide sufficient opportunity for the independent auditors to meet with the members of the Audit Committee without members of management present. Among the items to be discussed in these meetings are the independent auditors' evaluation of the Company's financial, accounting, and auditing personnel, and the cooperation that the independent auditors received during the course of the audit.

•	Review accounting and financial human resources and succession planning within the Company.

•	Submit the minutes of all meetings of the Audit Committee to, or discuss the matters discussed at each committee meeting with, the Board of Directors.

•	Investigate any matter brought to its attention within the scope of its duties, with the power to retain outside counsel for this purpose if, in its judgment, that is appropriate.

•
Review accounting practices and policies and any changes or proposed changes to such practices and policies to determine appropriateness, conformity to GAAP and compliance with the laws and regulations.

•	Review drafts of all financial statements and management discussion and analysis section of all regulatory filings before submission to the Board.

•	Review compliance with applicable laws, regulations and guidelines related to financial reporting.

•	Pre-approve all services provided by the Company's independent auditor.”

Composition of the Audit Committee

Our audit committee is comprised of William Cronin, Martin Gannon, and George O’Leary. William Cronin and Martin Gannon are independent, while George O’Leary is not independent.

Our board of directors has determined that each member of our audit committee is financially literate. Our board of directors has determined that Martin Gannon qualifies as an "audit committee financial expert" as such term is defined by Regulation S-B of the Securities Exchange Act of 1934, as amended.

Reliance on Certain Exemptions

Since the commencement of our most recently completed fiscal year, we have not relied on the exemptions contained in sections 2.4 or 8 of National Instrument 52-110.  Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditors, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditors in the fiscal year in which the non-audit services were provided.  Section 8 (Exemptions) permits a company to apply to a securities regulatory authority for an exemption from the requirements of National Instrument 52-110 in whole or in part.

Exemption

We are relying on the exemption provided by section 6.1 of National Instrument 52-110 which provides that our company, as a venture issuer, is not required to comply with Part 3 (Composition of the Audit Committee) and Part 5 (Reporting Obligations) of National Instrument 52-110.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information concerning the total compensation of our chief executive officer and our two other most highly compensated officers (our “Named Executive Officers”), for services rendered to us in all capacities for the fiscal year ended July 31, 2008 and 2007.

Summary Compensation (1)
Name and Principal Position	Year	Salary	Bonus	Option awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compen- sation (3)	Total ($)

Dave Warkentin Principal Executive Officer	2008	$211,382	-	$16,058	-	-	-	$227,440
Shawn Lammers Vice-President, Engineering	2008	$157,812	-	$7,877	-	-	-	$165,689
Greg Tooke Vice President, Product & Supply Chain	2008	$117,443	-	$13,602	-	-	-	$131,045

(1)
The average of the closing foreign exchange rates for the years ended July 31, 2008 and 2007, as calculated by using the reported daily rates posted by the Federal Reserve Bank of New York, was CDN$1.007 to every US$1.00, and CDN$1.1258 to every US$1.00, respectively. For the purposes of this table, executive compensation paid in Canadian currency to the Named Executive Officers has been converted into United States currency at these rates.

(2)	Represents stock based compensation expense recognized in the financial statements in accordance with FAS 123(R)

(3)
The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $10,000 or 10% of the total of the annual salary and bonus is not reported herein.   Amounts paid to Dave Warkentin in 2007 represent sales commissions of $20,125 and $13,424 earned during fiscal 2006 and 2007, respectively, while Mr. Warkentin was in the position of Vice-President of Sales and Marketing.

(4)	On December 11, 2008, in connection with the Asset Sale, David Warkentin resigned as Chief Executive Officer of the Company. He retains his position on the Company’s board of directors.

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

On January 23, 2007, we entered into a consulting agreement with SKS Consulting of South Florida Corp. (“SKS”). George O’Leary, a member of our board of directors, is the president of SKS.  The agreement was effective for the period from January 1, 2007 through December 31, 2007.  In consideration for the services rendered by SKS to us throughout the term of the engagement, we paid SKS daily remuneration of $1,000 per day cash for work performed, plus 100,000 shares per month at the end of each month for the period January 1, 2007 through December 31, 2007, and 100,000 warrants per month exercisable into common shares of at $0.03 per warrant.  SKS also earned 200,000 warrants with an exercise price of $0.06 per share for meeting performance milestones in connection with organizational restructuring and securing financing.

There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers.

For the fiscal year ended July 31, 2008 the directors were paid as follows:

Name	Fees earned or Paid in Cash ($)	Stock awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Bill Cronin	$ 48,900	-	-	-	-	-	$ 48,900	(1)
Martin Gannon	48,900	-	-	-	-	-	48,900	(2)
George O'Leary	48,900	-	-	-	-	45,059	93,959	(3)
Dave Warkentin	-	-	-	-	-	-	-

	$ 146,700	$ -	$ -	$ -	$ -	$ 45,059	$ 191,759

(1)
$17,700 paid in fiscal 2008; $134,542 owed at July 31, 2008.  At July 31, 2008, Mr. Cronin held 87,246 shares of the Company’s common stock and options to purchase 2,773,750 shares of the Company’s common stock.

(2)
$7,700 paid in fiscal 2008; $115,833 owed at July 31, 2008. At July 31, 2008, Mr. Gannon held 9,900 shares of the Company’s common stock and options to purchase 2,650,050 shares of the Company’s common stock.

(3)
$7,400 paid in fiscal 2008; $55,000 owed at July 31, 2008 related to board service.  Other compensation includes amounts paid to SKS Consulting of South Florida, Inc., of which Mr. O'Leary is President, for consulting services rendered.  During the year ended July 31, 2008 SKS Consulting of South Florida, Inc. earned the following fees for services: (i) $68,673 cash fees, of which $40,442 was paid during the fiscal year; (ii) 600,000 common shares valued at $2,710; and (iii) 500,000 warrants with an exercise price of $0.03 per share with an aggregate value of $1,907.  Shares and warrants are accounted for under the provisions of SFAS 123(R), which requires recognition of the fair value of equity-based compensation. The fair value of warrants was estimated using a Black-Scholes option valuation model. This methodology requires the use of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility and the estimated life of each award. At July 31, 2008, Mr. O’Leary and SKS Consulting of South Florida Corp. held 1,400,000 shares of the Company’s common stock and warrants to purchase 2,773,750 shares of the Company’s common stock.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

On December 11, 2008, in connection with the asset sale described herein, David Warkentin ended his service as Chief Executive Officer of the Company.  Mr. Warkentin will remain as a director of the Company.  Mr. Warkentin did not have any disagreement with the Company or any matter relating to the Company’s operations, policies or practices. The Company does not currently have a Chief Executive Officer.

On April 4, 2008 Jeff Finkelstein, former Chief Financial Officer, resigned from the Company for personal reasons.  Mr. Finkelstein did not have any disagreement with our company or any matter relating to our operations, policies or practices.

Other than as discussed above, we have no plans or arrangements in respect of remuneration received or that may be received by Named Executive Officers of our company in fiscal 2008 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Named Executive Officer.

The following table provides details of the outstanding equity awards for each Named Executive Officer at the end of fiscal 2008.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Dave Warkentin	2,000,000	-	-	$0.035	8/10/2010	-	-	-	-
Principal Executive	550,000	-	-	$0.035	12/29/2010	-	-	-	-
Officer	550,000	-	-	$0.070	12/29/2010	-	-	-	-
	500,000	-	-	$0.035	5/29/2011	-	-	-	-

Shawn Lammers	332,600	-	-	$0.200	8/12/2008	-	-	-	-
Vice President,	3,000,000	-	-	$0.030	12/19/2009	-	-	-	-
Engineering	550,000			$0.035	12/29/2010
	550,000	-	-	$0.070	12/29/2010	-	-	-	-

Greg Tooke	118,800	-	-	$0.200	8/12/2008	-	-	-	-
Vice President,	740,000	-	-	$0.030	1/18/2010	-	-	-	-
Product and	150,000	-	-	$0.035	12/29/2010	-	-	-	-
Supply Chain	150,000	-	-	$0.070	12/29/2010	-	-	-	-
	400,000	-	-	$0.035	5/29/2011	-	-	-	-
	300,000	-	-	$0.070	5/29/2011	-	-	-	-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 19, 2008, certain information with respect to the beneficial ownership of shares of our common stock by each person known by us to be the beneficial owner of more than 5% of the shares of our common stock, and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the number of shares shown, except as may be otherwise indicated.  Beneficial ownership consists of a direct interest in the Common Shares, except as otherwise indicated.

	Amount and
	Nature of
	Beneficial	Percentage
Name and Address of Beneficial Owner	Ownership (1)	of Class(1)

William Cronin (2)	2,362,246	*
Martin Gannon (3)	2,284,900	*
George O'Leary (4)	2,600,000	*
David Warkentin (5)	3,600,000	*
David Dodge (6)	-	*

Directors and Executive Officers as a Group (7)	10,847,146	*

YA Global Investments LP (formerly Cornell Capital Partners, L.P) (8)	230,240,527,672	92.25%

Staraim Enterprises Limited (9)	25,654,378,938	57.00%

Xentennial Holdings Limited (10)	204,218,123,202	91.34%

Starome Investments Limited (11)	313,482,703,750	94.19%

TAIB Bank B.S.C. (12)	7,250,328,596	27.25%

Certain Wealth, Ltd. (13)	478,878,425	2.41%
_________________
* Represents less than 1% of the shares or our outstanding common stock

(1) Based on 19,342,461,198 shares of our common stock issued and outstanding as of December 19, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of shares of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Beneficial ownership includes 87,246 shares and options to acquire up to 2,275,000 shares of our common stock that are exercisable within sixty days.  Address of the referenced individual is 180 Concord Drive, Madison, CT, USA, 06443.

(3) Beneficial ownership includes 9,900 shares and options to acquire up to 2,275,000 shares of our common stock that are exercisable within sixty days.  Address of the referenced individual is 1275 Post Road, Fairfield, CT, USA, 06824.

(4) Beneficial ownership includes 1,200,000 shares and warrants to acquire up to 1,400,000 shares of our common stock that are exercisable within sixty days.  Address of the referenced individual is c/o SKS Consulting, 950 Peninsula Corporate Circle, Suite 2018, Boca Raton, FL, USA, 33487.

(5) Beneficial ownership includes options to acquire up to 3,600,000 shares of our common stock that are exercisable within sixty days.  Address of the referenced individual is 20580Powell Avenue, Maple Ridge, BC, Canada, V2X 3G1.

(6) Address of the referenced individual is 9027 Prosperity Way, Ft. Myers, FL, USA, 33913.

(7) Includes 1,297,146 shares, and options and warrants to acquire up to 9,550,000 shares of our common stock that are exercisable within 60 days.

(8) The total number of shares of our common stock owned by YA Global Investments LP (formerly Cornell Capital Partners, LP) includes 13,315,450,000 shares owned directly, plus: (i) 308,544,000 shares of our common stock that could be issued upon the conversion of $3,085,440 5% series A convertible preferred shares, (ii) 59,481,531 shares of our common stock that could be issued upon the conversion of a 5% convertible debenture issued by our company with a principal balance remaining of $1,420,000 and interest of $245,483 owed as at December 19, 2008 that matured unpaid on June 30, 2008, (iii) 25,650,216,438 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $1,415,400 and interest of $636,617 owed as at December 19, 2008, (iv) 134,807,841,438 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $8,000,000 and interest of $2,784,627 owed as at December 19, 2008 that matured unpaid on June 23 2008, (v) 26,592,413,699 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $1,800,000 and interest of $327,393 owed as at December 19, 2008, (vi) 21,709,740,582 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $1,500,000 and interest of $236,799 owed as at December 19, 2008, (vii) 1,337,442,123 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $96,500 and interest of $10,495 owed as at December 19, 2008, (viii) 5,946,641,410 shares of our common stock that could be issued upon the conversion of a 12% convertible debenture issued by our company with a principal balance remaining of $422,000 and interest of $53,731 owed as at December 19, 2008, (ix) 4,162,500 shares of our common stock that could be issued upon the exercise of common share purchase warrants issued to Staraim Enterprises Limited expiring June 22, 2010 at an exercise price of $0.0298 per share, (x) 16,668,750 shares of our common stock that could be issued upon the exercise of common share purchase warrants issued to Xentenial Holdings Limited expiring June 22, 2010 at an exercise price of $0.0298 per share, (xi) 225,000,000 shares of our common stock that could be issued upon the exercise of common share purchase warrants issued to Xentenial Holdings Limited expiring November 30, 2012 at an exercise price of $0.0298 per share, (xii) 225,000,000 shares of our common stock that could be issued upon the exercise of common share purchase warrants issued to Xentenial Holdings Limited expiring January 18, 2013 at an exercise price of $0.0298 per share, and (xiii) 41,925,000 shares of our common stock that could be issued upon the exercise of common share purchase warrants issued to Xentenial Holdings Limited expiring August 20, 2013 at an exercise price of $0.0298 per share. The convertible debentures and the share purchase warrants each contain a contractual restriction on beneficial share ownership that limits YA Global Investments LP and its affiliates, in the aggregate to beneficial ownership at any one time of 4.9% of our outstanding shares if each instrument is not in default. All instruments held by YA Global Investments and its affiliates are currently in default, and as a result such limitation may be waived by YA Global Investments and its affiliates without notice to the Company.  Because Staraim Enterprises Limited and Xentenial Holdings Limited are wholly owned by YA Global Investments LP, YA Global Investments LP is deemed to beneficially own all shares of our common stock held by them. Yorkville Advisors, the general partner of YA Global Investments LP, may also be deemed to beneficially own the securities of our company that are owned by YA Global Investments LP. Mark A. Angelo, the founder and President of YA Global Investments LP, has sole voting and dispositive power over the securities of our company that are beneficially owned by each of YA Global Investments LP, Xentenial Holdings Limited and Staraim Enterprises Limited.  The address of YA Global Investments LP is 101 Hudson Street, Suite 3606, Jersey City, NJ, USA, 07302.

(9) The total number of shares of our common stock beneficially owned by Staraim Enterprises Limited includes (i) 25,650,216,438 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $1,415,400 and interest of $636,617 owed as at December 19, 2008 that matured unpaid on June 23 2008, and (ii) 4,162,500 shares of our common stock that could be issued upon the exercise of common share purchase warrants issued to Staraim Enterprises Limited expiring June 22, 2010 at an exercise price of $0.0298 per share.  The convertible debenture and the share purchase warrants each contain a contractual restriction on beneficial share ownership that limits Staraim Enterprises Limited to beneficial ownership, at any one time, of 4.9% of our outstanding shares if each instrument is not in default.  All instruments held by Staraim Enterprises Limited are currently in default, and as a result such limitation may be waived by Staraim Enterprises Limited without notice to the Company.  These shares of our common stock are held by either Staraim Enterprises Limited, a Cyprus company, or its wholly-owned subsidiary, Staraim Enterprises Limited, a New Brunswick corporation.  YA Global Investments owns all of the issued and outstanding securities of Staraim Enterprises Limited, and has voting and dispositive authority over all of the shares of common stock of our company that are owned by Staraim Enterprises Limited. Mark A. Angelo, the founder and President of YA Global Investments LP, is deemed to control YA Global Investments LP and therefore is deemed to be the beneficial owner of the securities of our company that are held by Staraim Enterprises Limited.  Mark Angelo disclaims beneficial ownership of these shares.  The address of Staraim Enterprises Limited is Athalassas 47, 2nd Floor, Office 202, Strovlos, PC 2012, Nicosia, Cyprus.

(10) The total number of shares of our common stock beneficially owned by Xentenial Holdings Limited includes 13,315,450,000 shares owned directly, plus: (i) 134,807,841,438 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $8,000,000 and interest of $2,784,627 owed as at December 19, 2008 that matured unpaid on June 23 2008, (ii) 26,592,413,699 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $1,800,000 and interest of $327,393 owed as at December 19, 2008, (iii) 21,709,740,582 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $1,500,000 and interest of $236,799 owed as at December 19, 2008, (iv) 1,337,442,123 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $96,500 and interest of $10,495 owed as at December 19, 2008, (v) 5,946,641,410 shares of our common stock that could be issued upon the conversion of a 12% convertible debenture issued by our company with a principal balance remaining of $422,000 and interest of $53,731 owed as at December 19, 2008, (vi) 16,668,750 shares of our common stock that could be issued upon the exercise of common share purchase warrants issued to Xentenial Holdings Limited expiring June 22, 2010 at an exercise price of $0.0298 per share, (vii) 225,000,000 shares of our common stock that could be issued upon the exercise of common share purchase warrants issued to Xentenial Holdings Limited expiring November 30, 2012 at an exercise price of $0.0298 per share, (vii) 225,000,000 shares of our common stock that could be issued upon the exercise of common share purchase warrants issued to Xentenial Holdings Limited expiring January 18, 2013 at an exercise price of $0.0298 per share, and (ix) 41,925,000 shares of our common stock that could be issued upon the exercise of common share purchase warrants issued to Xentenial Holdings Limited expiring August 20, 2013 at an exercise price of $0.0298 per share.  The convertible debentures and the stock purchase warrants contain contractual restrictions on beneficial share ownership limiting Xentenial Holdings Limited's beneficial ownership to 4.9% of our outstanding shares of common stock except upon providing us with not less than 65 days prior notice if each instrument is not in default.  All instruments held by Xentenial Holdings Limited are currently in default, and as a result such limitation may be waived by Xentenial Holdings Limited without notice to the Company. The shares shown and the shares proposed to be sold are held directly by either Xentenial Holdings Limited, a Cyprus company, and/or its wholly-owned subsidiary, Xentenial Holdings Limited, a New Brunswick corporation.  All of the issued and outstanding securities of Xentenial Holdings Limited are owned by YA Global Investments LP, and YA Global Investments LP is therefore deemed to have voting and dispositive authority over the shares of our company owned by Xentenial Holdings Limited.  Mark A. Angelo, the founder and President of YA Global Investments LP, is deemed to control YA Global Investments LP and therefore is deemed to be the beneficial owner of the securities of our company that are held by Xentenial Holdings Limited.  Mark Angelo disclaims beneficial ownership of these shares.  The address of Xentenial Holdings Limited is Athalassas 47, 2nd Floor, Office 202, Strovlos, PC 2012, Nicosia, Cyprus.

(11) The total number of shares of our common stock beneficially owned by Starome Investments Limited includes: (i) 313,441,035,000 shares of our common stock that could be issued upon the conversion of the 10% convertible debenture issued by our company with a remaining principal amount of $19,208,198 and interest of $5,867,085 owed as at December 19, 2008, that matured unpaid on June 23, 2008, and (ii) 41,668,750 shares of our common stock that could be issued upon the exercise of common share purchase warrants expiring June 22, 2010 at an exercise price of $0.0298 per share. The convertible debenture and the common share purchase warrants each contain contractual restrictions on beneficial share ownership limiting Starome Investments Limited's beneficial ownership to 4.9% unless Starome Investments Limited waives such limitation by providing us with 65 day notice if each instrument is not in default.  All instruments held by Starome Investments Limited are currently in default, and as a result such limitation may be waived by Starome Investments Limited without notice to the Company.  The 10% convertible debenture and the share purchase warrants are held directly by either Starome Investments Limited, a Cyprus company, and/or its wholly-owned subsidiary, Starome Investments Limited, a New Brunswick corporation.  Prentice Capital Management, L.P. serves as investment manager to a number of investment funds (including Prentice Capital Partners, LP, Prentice Capital Partners GP, LP and Prentice Capital Offshore, Ltd.) and manages investments for certain entities in managed accounts with respect to which it has voting and dispositive authority over 100% of the shares of Starome Investments Limited. Michael Zimmerman is the Managing Member of (a) Prentice Management GP, LLC, the general partner of Prentice Capital Management and (b) Prentice Capital GP, LLC, the general partner of certain investment funds.  As such, he is deemed to control Prentice Capital Management and certain of the investment funds and therefore may be deemed to be the beneficial owner of the securities of our company that are held by Starome Investments Limited. Each of Michael Zimmerman and Prentice Capital Management disclaims beneficial ownership of these securities of our company.  The address of Starome Investments Limited is Athalassas 47, 2nd Floor, Office 202, Strovlos, PC 2012, Nicosia, Cyprus.

(12) The total number of shares of our common stock beneficially owned by TAIB Bank B.S.C. includes 7,250,328,596 shares of our common stock that could be issued upon the conversion of the remaining balance of $439,650 of the 10% convertible debenture issued by our Company and interest of $140,376 owed at December 19, 2008 that matured unpaid on October 31, 2008. This debenture contains contractual restrictions on beneficial share ownership limiting TAIB Bank B.S.C.’s beneficial ownership to 4.99% unless TAIB Bank B.S.C. waives such limitation. This debenture is currently in default, and as a result such limitation may be waived by TAIB Bank B.S.C. without notice to the Company.  TAIB Bank, B.S.C. has authorized Larry Chaleff to exercise dispositive powers with respect to the shares offered by TAIB Bank, B.S.C. Mr. Chaleff disclaims beneficial ownership of the shares offered by TAIB Bank, B.S.C.  The address of TAIB Bank, B.S.C. is 450 Park Avenue, Suite 1902, New York, NY, USA, 10022.

(13) The total number of shares of our common stock beneficially owned by Certain Wealth, Ltd. includes 478,878,425 shares of our common stock that could be issued upon the conversion of the remaining balance of $15,650 of the 10% convertible debenture issued by our Company and interest of $22,660 owed at December 19, 2008 that matured unpaid on October 31, 2008. This debenture contains contractual restrictions on beneficial share ownership limiting Certain Wealth, Ltd.’s beneficial ownership to 4.99% unless Certain Wealth, Ltd. waives such limitation. This debenture is currently in default, and as a result such limitation may be waived by Certain Wealth, Ltd. without notice to the Company.  Certain Wealth, Ltd. has authorized Larry Chaleff to exercise dispositive powers with respect to the shares offered by Certain Wealth ,Ltd. Mr. Chaleff disclaims beneficial ownership of the shares offered by Certain Wealth, Ltd.  The address of Certain Wealth, Ltd. is 450 Park Avenue, Suite 1902, New York, NY, USA, 10022.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to all of our Company's equity compensation plans in effect as of July 31, 2008.

			Number of Securities
	Number of Securities to be		Remaining Available for
	Issued Upon Exercise of	Weighted-Average Exercise	Future Issuance Under
	Outstanding Options,	Price of Outstanding	Equity Compensation Plans
	Warrants and Rights	Options, Warrants and	(Excluding Securities
		Rights	Reflected in Column (a))

Plan Category	(a)	(b)	(c)
Equity compensation plans	6,759,800	$0.079	14,364,196
approved by
securityholders

Equity compensation plans	574,664,802	$0.031	33,136,713
not approved by
securityholders

Total	581,424,602	$0.031	47,500,909

Equity compensation plans not approved by security holders consists of 557,375,000 warrants and 24,049,602 stock options granted under the plans not approved by security holders. The options currently outstanding under the “2005 US Stock Incentive Plan” and the “2005 Stock Incentive Plan” vest over two years, except options granted to directors, which vest immediately. The options currently outstanding under the "2003 and 2004 US Stock Incentive Plan" and the "2003 and 2004 Stock Incentive Plan" generally vest immediately. The options currently outstanding under the "2000 and 2002 Stock Incentive Plan" have vested as at July 31, 2008. The exercise price of each option is generally based on the fair value of the common stock at the date of grant. These options have a five year term.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2006, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

On January 23, 2007, we entered into a consulting agreement with SKS Consulting of South Florida Corp. (“SKS”). George O’Leary, a member of our board of directors, is the president of SKS.  The agreement was effective for the period from January 1, 2007 through December 31, 2007.  In consideration for the services rendered by SKS to us throughout the term of the engagement, we paid SKS daily remuneration of $1,000 per day cash for work performed, plus equity-based consideration.  During the year ended July 31, 2008, the Company issued 600,000 shares (2007 - 600,000) of its common stock and 500,000 warrants (2007 - 900,000) to SKS as consideration under the consulting agreement.  The fair value of the common stock of $2,710 (2007 - $13,625) and the fair value of the warrants in the amount of $1,907 (2007 - $18,742) were charged to administration expense.

The promoters of our company are our directors and officers.

Director Independence

William Cronin and Martin Gannon are independent directors in accordance with Nasdaq rules. George O’Leary, who is a member of our audit committee and compensation committee, is not an independent director in accordance with Nasdaq rules.

PART IV

ITEM 13. EXHIBITS

(a)	The following documents are filed as part of this report:

Consolidated Financial Statements. See "Index" on Page F-1;

Report of Independent Registered Public Accounting Firm, dated December 19, 2008;

Consolidated Balance Sheets at July 31, 2008 and July 31, 2007;

Consolidated Statements of Operations for the Years Ended July 31, 2008 and July 31, 2007;

Consolidated Statements of Capital Deficit for the Years Ended July 31, 2008 and July 31, 2007;

Consolidated Statements of Cash Flows for the Years Ended July 31, 2008 and July 31, 2007;

Notes to Consolidated Financial Statements.

Exhibits.
Exhibit
Number	Description

3.1	Certificate of Incorporation of TTC/Truck Tech Corp. dated September 8, 1987 (1)

3.2	Memorandum and Articles of TTC/Truck Tech Corp (1)

3.3	Memorandum of TTC/Truck Tech Corp. dated September 2, 1987 (1)

3.4	Altered Memorandum of TTC/Truck Tech Corp. dated October 25, 1991 (1)

3.5	Certificate of Change of Name from TTC/Truck Tech Corp. to UniComm Signal Inc. dated May 15, 1994 (1)

3.6	Certificate of Change of Name from UniComm Signal Inc. to SmarTire Systems Inc. dated December 24, 1997 (1)

3.7	Special Resolution and Altered Memorandum of UniComm Signal Inc. dated October 28, 1994 (1)

3.8	Special Resolution and Altered Memorandum of SmarTire Systems Inc. dated November 17, 1995 (1)

3.9	Special Resolution and Altered Memorandum of UniComm Signal Inc. dated January 17, 1997 (1)

3.10	Special Resolution and Altered Memorandum of SmarTire Systems Inc. dated January 16, 1998 (1)

Exhibit
Number	Description

3.11	Special Resolution and Altered Memorandum of SmarTire Systems Inc. dated December 5, 2000 (2)

3.12	Substituted Articles of SmarTire Systems Inc. adopted December 5, 2000 (2)

3.13	Articles of Continuance, dated January 29, 2003 and effective February 6, 2003 (3)

3.14
Certificate of Amendment issued to SmarTire Systems Inc. by the Yukon Registrar of Corporations effective December 15, 2003 and attached Articles of Amendment of SmarTire Systems Inc. dated December 11, 2003  (3)

3.15
Certificate of Registration of Restated Articles issued to SmarTire Systems Inc. by the Yukon Registrar of Corporations effective December 15, 2003, and attached Restated Articles of Incorporation of SmarTire Systems Inc. dated December 11, 2003 (12)

3.16	By-Law No. 1, dated February 6, 2003 (3)

3.17	Articles of Continuation to British Columbia (17)

3.18	Articles of SmarTire Systems Inc. (17)

10.1	Registration Rights Agreement dated as of March 22, 2005 by and between SmarTire Systems, Inc. and Cornell Capital Partners, L.P. (4)

10.2	Investment Agreement dated as of March 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (4)(5)

10.3	Termination Agreement dated as of March 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (4)

10.4	Registration Rights Agreement dated as of May 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (3)

10.5	Standby Equity Distribution Agreement dated as of May 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (3)

10.6	Investor Registration Rights Agreement dated as of May 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (3)

10.7	Amended and Restated Convertible Debenture dated as of June 10, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (3)

10.8	Securities Purchase Agreement dated as of May 22, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners, LP (3)

10.9	Waiver Letter from Cornell Capital Partners to SmarTire Systems Inc. dated October 7, 2005 (8)

Exhibit
Number	Description

10.10	Waiver Letter from Crescent International Ltd. to SmarTire Systems Inc. dated October 20, 2005 (8)

10.11	Waiver Letter from Cornell Capital Partners to SmarTire Systems Inc. dated October 31, 2005 (8)

10.12	Marketing and distribution agreement with DANA Corporation dated as of October 12, 2005 (6)

10.13	Agreement for Electronic Manufacturing Services, dated November 16, 2005 by and between Vansco Electronics L.P. and SmarTire Systems Inc.(6)

10.14
Amendment No. 1 to Securities Purchase Agreement, dated as of December 30, 2005, among SmarTire Systems Inc., Cornell Capital Partners, L.P., Highgate House Funds, Ltd., LCC Global Limited, Starome Investments Limited, Xentenial Holdings Limited and Staraim Investments Limited (7)

10.15
Amended and Restated Investor Registration Rights Agreement, dated as of December 30, 2005 among SmarTire Systems, Starome Investment Limited, Xentenial Holdings Limited and Staraim Investments Limited (7)

10.16	Amended and Restated Convertible Debenture, dated as of December 30, 2005, with a principal balance of $20 million, issued by SmarTire Systems Inc. to Starome Investments Limited (7)

10.17	Amended and Restated Convertible Debenture, dated as of December 30, 2005, with a principal balance of $8 million, issued by SmarTire Systems Inc. to Xentenial Holdings Limited (7)

10.18	Amended and Restated Convertible Debenture, dated as of December 30, 2005, with a principal balance of $2 million, issued by SmarTire Systems Inc. to Staraim Investments Limited (7)

10.19	Amended and Restated Warrant to purchase 41,668,750 shares of common stock, dated as of December 30, 2005 issued by SmarTire Systems Inc. to Starome Investments Limited (7)

10.20	Amended and Restated Warrant to purchase 16,668,750 shares of common stock, dated as of December 30, 2005 issued by SmarTire Systems Inc. to Xentenial Holdings Limited (7)

10.21	Amended and Restated Warrant to purchase 4,162,500 shares of common stock, dated as of December 30, 2005 issued by SmarTire Systems Inc. to Staraim Investments Limited (7)

10.22	Agreement for Electronic Manufacturing Services dated November 16, 2005 between SmarTire Systems and Vansco Electronics L.P. (8)

10.23
Placement Agent Agreement dated December 30, 2005 amongst SmarTire Systems Inc., Newbridge Securities Corporation, SmarTire Systems Inc., Newbridge Securities Corporation and Cornell Capital Partners, LP (8)

10.24	Amended and Restated Convertible Debenture, with a principal balance of $2 million, issued by SmarTire Systems Inc. to Staraim Investments Limited dated April 4, 2006 (9)

10.25	Amended and Restated Convertible Debenture, with a principal balance of $8 million, issued by SmarTire Systems Inc. to Xentenial Holdings Limited dated April 4, 2006 (9)

10.26	Extension letter regarding Amended and Restated Convertible Debenture dated as of June 10, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners, L.P. (9)

10.27	Settlement Agreement and Mutual Release dated January 5, 2006 between SmarTire Systems Inc. and Bristol Investment Fund Ltd. (7)

10.28	Waiver Letter from Starome Investments Limited to SmarTire Systems Inc. dated April 6, 2006 (9)

10.29	Waiver Letter from Xentenial Holdings Limited to SmarTire Systems Inc. dated April 6, 2006 (9)

10.30	Waiver Letter from Staraim Investments Limited to SmarTire Systems Inc. dated April 6, 2006 (9)

10.31	Waiver Letter from Starome Investments Limited to SmarTire Systems Inc. dated April 6, 2006 (9)

10.32	Waiver Letter from Xentenial Holdings Limited to SmarTire Systems Inc. dated April 6, 2006 (9)

10.33	Waiver Letter from Staraim Investments Limited to SmarTire Systems Inc. dated April 6, 2006 (9)

10.34	Extension letter regarding Amended and Restated Convertible Debenture dated as of July 31, 2005 by and between SmarTire Systems Inc. and Cornell Capital Partners, LP (10)

10.35	Waiver Letter from Cornell Capital Partners, Starome Investments Limited, Xentenial Holdings Limited and Staraim Investments Limited to SmarTire Systems Inc. dated July 31, 2006 (10)

10.36	Consulting Agreement by and between Robert Rudman and SmarTire Systems dated June 30, 2005 (10)

10.37	Renewal and Amendment Agreement by and between Robert Rudman and SmarTire Systems dated August 9, 2006 (10)

10.38	Management Agreement by and between SmarTire Systems and David Warkentin dated October 20, 2006 (11)

Exhibit
Number	Description

10.39	Securities Purchase Agreement dated as of October 31, 2006 by and between SmarTire Systems Inc., TAIB Bank, B.S.C. and Certain Wealth, Ltd. (13)

10.40	Investor Registration Rights Agreement dated as of October 31, 2006 by and between SmarTire Systems Inc., TAIB Bank, B.S.C. and Certain Wealth, Ltd. (13)

10.41	Convertible debenture dated as of October 31, 2006 by and between SmarTire Systems Inc. and TAIB Bank, B.S.C. (13)

10.42	Convertible debenture dated as of October 31, 2006 by and between SmarTire Systems Inc. and Certain Wealth, Ltd. (13)

10.43	Waiver Letter (Event of default) from Cornell Capital, Starome Investments Limited, Xentenial Holdings Limited and Staraim Investments Limited to SmarTire Systems Inc. dated December 15, 2006 (14)

10.44	Waiver Letter (Anti-dilution) from Cornell Capital, Starome Investments Limited, Xentenial Holdings Limited and Staraim Investments Limited to SmarTire Systems Inc. dated December 15, 2006 (14)

10.45	Securities Purchase Agreement dated January 23, 2007 by and between SmarTire Systems Inc. and Xentenial Holdings Limited (15)

10.46	Investor Registration Rights Agreement dated January 23, 2007 by and between SmarTire Systems Inc. and Xentenial Holdings Limited (15)

10.47	Security Agreement dated as of January 23, 2007 by and between SmarTire Systems Inc. and Xentenial Holdings Limited (15)

10.48	Convertible debenture dated as of January 23, 2007 issued by SmarTire Systems Inc. to Xentenial Holdings Ltd. (15)

10.49
Consent letter from Cornell Capital Partners, L.P., Starome Investments Limited, Xentenial Holdings Limited, Staraim Investments Limited, TAIB Bank, B.S.C. and Certain Wealth Ltd.  to SmarTire Systems Inc. dated January 19, 2007 (19)

10.5	Consulting Agreement between SKS Consulting of South Florida Corp. and us (16)

10.51	Amendment to Securities Purchase Agreement dated February 9, 2007 by and between SmarTire Systems Inc. and Xentenial Holdings Limited (18)

10.52	Convertible debenture dated as of January 9, 2007 issued by SmarTire Systems Inc. to Xentenial Holdings Limited (18)

10.53	Waiver Letter (Event of default) from TAIB Bank, B.S.C. and Certain Wealth Ltd. to SmarTire Systems Inc. dated February 13, 2007 (19)

Exhibit
Number	Description

10.54	Waiver Letter (Event of default) from Cornell Capital Partners, L.P., dated February 15, 2007 (19)

10.55	Extension Letter from Cornell Capital Partners, L.P., dated March 31 , 2007 (20)

10.56	Waiver Letter (Event of default) from Cornell Capital Partners, L.P., Staraim Investments Limited, Xentenial Holdings Limited and Starome Investments Limited dated March 31, 2007 (20)

10.57	Waiver Letter (Event of default) from Cornell Capital Partners, L.P., dated March 31, 2007 (20)

10.58	Waiver Letter (Event of default) from TAIB Bank, B.S.C. and Certain Wealth Ltd. Dated March 31, 2007 (20)

10.59	Amendment No. 1 to Investor Registration Rights Agreement dated April 27, 2007 by and between SmarTire Systems Inc., and Xentenial Holdings Limited (21)

10.60
Amendment No. 1 to Security Agreement dated April 27, 2007 by and between SmarTire Systems Inc. Cornell Capital Partners, L.P., Staraim Investments Limited, Xentenial Holdings Limited and Starome Investments Limited (21)

10.61	Convertible debenture dated as of April 27, 2007 issued by SmarTire Systems Inc. to Xentenial Holding Limited (21)

10.62
Security Agreement (Patent) dated April 27, 2007 by and between SmarTire Systems Inc. Cornell Capital Partners, L.P., Staraim Investments Limited, Xentenial Holdings Limited and Starome Investments Limited (21)

10.63	Securities Purchase Agreement dated April 27, 2007 by and between SmarTire Systems Inc. and Xentenial Holdings Limited (21)

10.64	Lease between Alpha Equities LTD and SmarTire Systems Inc. dated April 30, 2007 (21)

10.65	Resignation agreement and termination of consulting contract between Robert Rudman and SmarTire Systems Inc. dated May 7, 2007 (21)

10.66	Resignation agreement between Johnny Christiansen and SmarTire Systems Inc. dated May 7, 2007 (21)

10.67	Settlement Letter issued by SmarTire Systems Inc. to Erwin Bartz dated February 8, 2007 (21)

10.68	Release by Erwin Bartz to SmarTire Systems Inc. dated February 7, 2008 (21)

10.69	Settlement letter issued by SmarTire Systems Inc. to Al Kozak dated February 28, 2007 (21)

10.70	Release by Al Kozak to SmarTire Systems Inc. dated February 28, 2008 (21)

Exhibit
Number	Description

10.71	Extension Letter from Cornell Capital Partners, L.P., dated May 24 , 2007 (21)

10.72	Waiver Letter (Event of default) from Cornell Capital Partners, L.P., Staraim Investments Limited, Xentenial Holdings Limited and Starome Investments Limited dated May 24, 2007 (21)

10.73	Waiver Letter (Event of default) from Cornell Capital Partners, L.P., dated May 24, 2007 (21)

10.74	Waiver Letter (Event of default) from TAIB Bank, B.S.C. and Certain Wealth Ltd. dated May 25, 2007 (21)

10.75
Consent letter from Cornell Capital Partners, L.P., Starome Investments Limited, Xentenial Holdings Limited, Staraim Investments Limited, TAIB Bank, B.S.C. and Certain Wealth Ltd. to SmarTire Systems Inc. dated May 10, 2007 (21)

10.76	Agreement between GE Sensing Inc. and SmarTire Systems Inc. dated August 3, 2007 (22)

10.77	Convertible debenture dated as of August 20, 2007 issued by SmarTire Systems Inc. to Xentenial Holding Limited (22)

10.78	Waiver letter between us and YA Global Investments, L.P. dated November 7, 2007 (22)

10.79	Waiver letter from Starome Investements Limited dated November 7, 2007 (22)

10.80	Securities Purchase Agreement dated November 19, 2007 by and between SmarTire Systems Inc. and Xentenial Holdings Limited. (23)

10.81	Securities Purchase Agreement dated November 19, 2007 by and between SmarTire Systems Inc. and Xentenial Holdings Limited. (23)

10.82	Convertible Debenture November 19, 2007 issued by SmarTire Systems Inc. to Xentenial Holdings Limited. (23)

10.83	Amendment No. 2 to investor registration rights agreement by and between SmarTire Systems Inc. and Xentenial Holdings Limited dated November 19, 2007. (23)

10.84	Form of Share Purchase Warrant issued by SmarTire Systems Inc. to Xentenial Holdings Limited on November 30, 2007. (23)

10.85	Securities Purchase Agreement dated November 30, 2007 by and between SmarTire Systems Inc. and Xentenial Holdings Limited. (23)

10.86	Form of Convertible Debenture dated November 30, 2007 issued by SmarTire Systems Inc. to Xentenial Holdings Limited. (23)

Exhibit
Number	Description

10.87	Amendment No. 3 to investor registration rights agreement by and between SmarTire Systems Inc. and Xentenial Holdings Limited dated November 30, 2007. (23)

10.88	November 30, 2007 Assignment agreement by and between Xentenial Holdings Limited, Staraim Enterprises Ltd. and SmarTire Systems Inc. (23)

10.89	Convertible debenture dated as of January 18, 2007 issued by SmarTire Systems Inc. to Xentenial Holdings Limited. (24)

10.90	Letter dated as of January 17, 2008 by SmarTire Systems Inc. to Xentenial Holdings Limited to fix interest rate on November 30, 2007 debenture. (24)

10.91	Waiver letter between us and YA Global Investments, L.P. dated March 11, 2008. (25)

10.92	Convertible Debenture dated June 20, 2008 issued by SmarTire Systems Inc. to Xentenial Holdings Limited. (26)

10.93	Convertible Debenture dated August 1, 2008 issued by SmarTire Systems Inc. to Xentenial Holdings Limited. (27)

10.94	Convertible Debenture dated August 15, 2008 issued by SmarTire Systems Inc. to Xentenial Holdings Limited. (28)

10.95	Asset Purchase Agreement dated December 4, 2008 amongst Bendix CVS Canada, Inc., Bendix Commercial Vehicle Systems LLC, SmarTire Systems, Inc., SmarTire Technologies, Inc., and SmarTire USA, Inc. (29)

14.1	Code of Business Conduct and Ethics Compliance Program (10)

21.1	Subsidiaries of Small Business Entity**

23.1	Consent of BDO Dunwoody LLP**
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley-Act of 2002**

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley-Act of 2002**

32.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley-Act of 2002**

32.2	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley-Act of 2002**

Footnotes to Exhibit Table
(1)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-KSB filed with the Securities and Exchange Commission on August 18, 1998

(2)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on December 23, 2003.

(3)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on December 21, 2004.

(4)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on March 29, 2005.

(5)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on April 1, 2005, as amended.

(6)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities Exchange Commission on December 15, 2005.

(7)	(7) Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities Exchange Commission on January 11, 2006.

(8)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on February 27, 2006.

(9)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on April 12, 2006.

(10)	Incorporated by reference to SmarTire System Inc.’s Form 10-KSB filed with the Securities Exchange Commission on October 30, 2006.

(11)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on October 26, 2006.

(12)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on November 8, 2006.

(13)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities Exchange Commission on December 15, 2006.

(14)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities Exchange Commission on January 10, 2007.

(15)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on January 26, 2007.

(16)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on January 29, 2007.

Footnotes to Exhibit Table

(17)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on February 5, 2007.

(18)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on February 15, 2007.

(19)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on February 20, 2007.

(20)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on April 24, 2007.

(21)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on May 25, 2007.

(22)	Incorporated by reference to SmarTire System Inc.’s Form 10-KSB filed with the Securities Exchange Commission on November 9, 2007.

(23)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities Exchange Commission on December 14, 2007.

(24)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on January 24, 2008.

(25)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities Exchange Commission on March 17, 2008.

(26)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on June 24, 2008.

(27)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on August 7, 2008.

(28)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on August 21, 2008.

(29)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on December 12, 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed or expected to be billed for the most recently completed fiscal years ended July 31, 2008 and 2007 for professional services rendered by BDO LLP, for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by BDO LLP, in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Nature of service	Fiscal year	Fiscal year
	2008	2007

Audit fees (1)	$ 205,504	$ 223,131
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

(1)
These are fees for professional services performed by BDO LLP for the audit of our annual financial statements and the review of our quarterly financial statements and for services that are normally provided in connection with statutory and regulatory filings or engagements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTIRE SYSTEMS INC.

/s/ David Dodge
----------------------------------------------------
David Dodge, Interim Chief Financial Officer
(Principal Financial and Accounting Officer, Principal Executive Officer)

Date: December 23, 2008

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 23, 2008:

SIGNATURES

/s/ Bill Cronin
----------------------------------------------------
Bill Cronin, Chairman

/s/ Dave Warkentin
----------------------------------------------------
Dave Warkentin, Director

/s/ Martin Gannon
----------------------------------------------------
Martin Gannon, Director

/s/ George O’Leary
----------------------------------------------------
George O’Leary, Director

Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders of SmarTire Systems Inc.

We have audited the consolidated balance sheets of SmarTire Systems Inc. as at July 31, 2008 and 2007, and the consolidated statements of operations, comprehensive loss, capital deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at July 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States..

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $156,048,743 and a working capital deficiency of $47,894,130.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP
Chartered Accountants

Vancouver, Canada
December 19, 2008

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

July 31, 2008 and 2007

	July 31,	July 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$27,057	$350,018
Receivables, net of allowance for doubtful accounts
of $10,000 (July 31, 2007 - $18,657)	406,334	505,581
Inventory (note 5)	1,561,147	1,591,230
Prepaid expenses	102,547	138,890
	2,097,085	2,585,719

Property and equipment (note 6)	591,225	799,540

Deferred financing costs (note 13)	-	947,945

	$2,688,310	$4,333,204

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable and accrued liabilities (note 8)	$2,970,809	$1,748,855
Current portion of convertible debentures (note 9)	35,068,398	11,134,533
Current portion of preferred shares, subject to mandatory redemption (note 11)	3,604,470	-
Current portion of accrued interest on convertible debentures, payable in shares (note 9(c) to (i))	8,347,538	4,741,414
	49,991,215	17,624,802

Convertible debentures (note 9)	-	1,828,575
Accrued interest on convertible debentures, payable in shares (note 9)	-	194,588

Preferred shares, subject to mandatory redemption (note 11)	-	3,449,776

Capital deficit:
Share capital (note 12)
Common shares, without par value:
Unlimited shares authorized
5,907,011,198 shares issued and outstanding (July 31, 2007 - 463,336,271)	73,632,963	71,033,916
Additional paid-in capital	34,210,776	34,081,226
Accumulated deficit	(156,048,743)	(124,796,374)
Accumulated other comprehensive income	902,099	916,695
	(47,302,905)	(18,764,537)

	$2,688,310	$4,333,204
Going concern (note 2)
Commitments and contingencies (note 19)
Subsequent events (note 21)
See accompanying notes to consolidated financial statements.

Approved on behalf of Board:
/s/ Martin Gannon	/s/ William Cronin
Martin Gannon, Director	William Cronin, Director

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007

	2008	2007

Revenue (note 20)	$3,140,413	$3,661,821

Cost of goods sold	2,723,431	2,675,465
	416,982	986,356

Expenses:
Depreciation and amortization	254,805	445,700
Engineering, research and development	1,730,013	2,734,148
General and administrative	2,648,429	2,922,461
Marketing	765,655	1,642,384
	5,398,902	7,744,693

Loss from operations	(4,981,920)	(6,758,337)

Other earnings (expenses):
Other income - settlement from lawsuit (note 19)	1,500,000	-
Interest income	9,524	31,286
Interest and financing expense (note 14)	(27,902,197)	(12,115,066)
Unrealized loss on derivative instruments (note 10)	-	(1,030,415)
Foreign exchange gain loss	122,224	250,724
	(26,270,449)	(12,863,471)

Loss for the year	(31,252,369)	(19,621,808)

Accrued dividends and accretion on preferred shares (note 11)	(154,694)	(3,737,888)

Loss available to common stockholders	$(31,407,063)	$(23,359,696)

Basic and diluted loss per share	$(0.01)	$(0.07)

Weighted average number of common shares used in
the computation of basic and diluted loss per share (note 18)	2,188,573,411	344,399,602

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Comprehensive Loss
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007

	2008	2007

Loss for the year	$(31,252,369)	$(19,621,808)
Translation adjustment	(14,596)	(45,836)

Comprehensive loss for the year	$(31,266,965)	$(19,667,644)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Capital Deficit
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007

	Common Shares			Additional	Accumulated	Accumulated
	Shares	Amount		paid-in	deficit	other
				capital		comprehensive	Capital
						income	deficit
		$		$	$	$	$

Balance as at July 31, 2006	311,610,656		68,049,577	6,929,818	(103,967,579)	962,531	(28,025,653)

Exercise of stock options for cash (note 12 (d))	4,050,000		182,250	(60,750)	-	-	121,500
Conversion of preferred shares into common shares (note 11)	77,024,000		1,540,480	(770,240)	-	-	770,240
Conversion of convertible debentures into common shares (note 9)	53,341,141		906,196	(312,544)	-	-	593,652
Stock-based compensation and warrant repricing (notes 9 (c), 12 (d)-(e))	-		-	1,157,589	-	-	1,157,589
Intrinsic value of beneficial conversion feature (note 9)	-		-	2,084,574	-	-	2,084,574
Change in accounting policy (note 4)	-		-	28,494,782	(1,206,987)	-	27,287,795
Accrued dividends and accretion on preferred shares (note 11)	-		-	(3,737,888)	-	-	(3,737,888)
Incremental beneficial conversion feature adjustment (note 9)	-		-	295,885	-	-	295,885
Shares issued for services and settlement of debt (notes 12 (f)-(g))	17,310,474		355,413	-	-	-	355,413
Loss for the period	-		-	-	(19,621,808)	-	(19,621,808)
Translation adjustment	-		-	-	-	(45,836)	(45,836)
Balance as at July 31, 2007	463,336,271		71,033,916	34,081,226	(124,796,374)	916,695	(18,764,537)

Conversion of convertible debentures into common shares (note 9)	5,440,970,115		2,581,617	(875,167)	-	-	1,706,450
Stock-based compensation (note 12 (c))	-		-	159,380	-	-	159,380
Issuance of warrants for services (note 12(e))	-		-	1,907	-	-	1,907
Intrinsic value of beneficial conversion feature (note 9)	-		-	790,935	-	-	790,935
Issuance of warrants in conjunction with convertible debentures (note 9)	-		-	207,189	-	-	207,189
Accrued dividends and accretion on preferred shares (note 11)	-		-	(154,694)	-	-	(154,694)
Shares issued for services and settlement of debt (notes 12 (f)-(g))	2,704,812		17,430	-	-	-	17,430
Loss for the period	-		-	-	(31,252,369)	-	(31,252,369)
Translation adjustment	-		-	-	-	(14,596)	(14,596)
Balance as at July 31, 2008	5,907,011,198		73,632,963	34,210,776	(156,048,743)	902,099	(47,302,905)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Years ended July 31, 2008 and 2007

	2008	2007
Cash provided (used for):
Operating activities:
Loss for the year	$(31,252,369)	$(19,621,808)
Items not affecting cash:
Depreciation and amortization	254,805	445,700
Unrealized loss on derivative instruments	-	1,030,415
Non-cash interest and finance charges	27,775,103	12,028,029
Stock-compensation expense	159,380	681,879
Reprice of stock options	-	22,658
Issuance of common shares and warrants for services received	4,617	16,677
Issuance of common shares as partial consideration of debt	14,720	341,788
Changes in non-cash working capital:
Receivables	116,391	103,669
Inventory	91,661	621,349
Prepaid expenses	41,073	57,778
Accounts payable and accrued liabilities	1,044,607	(508,194)

Net cash used in operating activities	(1,750,012)	(4,780,060)

Investing activities:
Purchase of property and equipment	(11,192)	(346,579)

Net cash used in investing activities	(11,192)	(346,579)

Financing activities:
Cash received on exercise of stock options	-	121,500
Proceeds from convertible debentures (note 9)	1,603,500	4,150,000
Financing costs (note 9)	(200,500)	(681,398)

Net cash provided by financing activities	1,403,000	3,590,102

Effect of exchange rate difference on cash and cash equivalents	35,243	(101,865)

Net decrease in cash and cash equivalents	(322,961)	(1,638,402)

Cash and cash equivalents, beginning of year	350,018	1,988,420

Cash and cash equivalents, end of year	$27,057	$350,018

Supplementary information:
Interest and finance charges paid	$42,785	$43,497
Non-cash investing and financing activities:
Conversion of preferred shares to common shares	-	770,240
Conversion of convertible debentures to common shares (note 9)	1,706,450	593,652
Issuance of warrants for services rendered	1,907	-
Issuance of common shares for services and partial consideration to settle debt	17,430	355,413
Proceeds of convertible debentures allocated to warrants	207,189	-

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

1.   Operations:

Prior to December 11, 2008, the Company and its subsidiaries developed and marketed products incorporating wireless data transmission and processing technologies, primarily for the automotive and transportation industries. The Company's primary product was a wireless tire monitoring system which it marketed for use on trucks, buses, off the road vehicles, recreational vehicles, buses and other pneumatic tire applications.

On December 11, 2008, the Company completed the sale of its tire pressure monitoring system business, along with substantially all of our assets and certain of our liabilities (the “Asset Sale”), to Bendix Commercial Vehicle Systems LLC, a wholly-owned subsidiary of Knorr-Bremse AG (the “Buyer”).  The Company retains the right to receive future earn-out payments due pursuant to the Asset Sale, as well as to litigate certain of SmarTire’s tire pressure monitoring related patents.  The Company also retains certain operating liabilities and all of the convertible debt and convertible preferred stock that was outstanding prior to the Asset Sale (refer to note 21 for additional details).

2.   Going Concern:

The Company has incurred recurring operating losses and has an accumulated deficit of $156,048,743 and a working capital deficiency of $47,894,130, of which $47,020,406 is potentially convertible into shares of common stock of the Company, subject to certain restrictions as described in note 9(j) as at July 31, 2008. During the year ended July 31, 2008, the Company used cash of $1,761,204 (2007 - $5,126,639) in operating and investing activities. During fiscal 2008, the Company realized gross proceeds of $1,403,000 (2007 - $3,590,102) from financing activities.

The ability of the Company to continue as a going concern is in substantial doubt, and subsequent to the Asset Sale is dependent on several factors, including (i) the amount of future sales achieved by the Buyer in the tire pressure monitoring  business, which directly impacts amounts to be received by the Company pursuant to the terms of the asset sale, (ii) the amount of future revenues achieved by the Company from patent litigation, (iii) the ability of the Company to restructure its liabilities and debt obligations, and (iv) the ability of the Company to raise any additional funds required to remain as a going concern. The outcome of these matters cannot be predicted at this time. There can be no assurance that the Company will be successful in achieving any of these objectives.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

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

Deferred financing costs include cash payments made by the Company in conjunction with various financing instruments and placements. The fees associated with the convertible debentures are amortized over the respective terms of the convertible debentures.  For the year ended July 31, 2008, the Company has charged $947,945 (2007 – $972,059) to the statement of operations as interest and financing expense.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

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

The Company charges advertising costs to expense as incurred.  Advertising expenses are separately disclosed on the income statement as marketing expenses.  The Company did not have any deferred advertising costs as at July 31, 2008 or 2007.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

3.   Significant accounting policies (continued):

(r)	Accounting for uncertainty in income taxes:

In July 2006, the Financial Accounting Standards Board issued FIN 48. This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN48 on August 1, 2007.  The adoption did not have an impact on the consolidated financial statements during the year ended July 31, 2008.

(s)	Stock based compensation:

The Company adopted Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensation” (“FAS 123R”) using the modified prospective method on August 1, 2006.  Under this application, the Company is required to recognize compensation expense, based on the fair value of the awards, for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  In accordance with FAS 123R for employees, compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

3.    Significant accounting policies (continued):

(s)  Stock based compensation (continued):

Stock options granted to non-employees were accounted for in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” and were measured at the fair value of the options as determined by an option pricing model on the measurement date and compensation expense is amortized over the vesting period, or if none exists, over the service period.  Compensation expense for unvested options to non-employees is revalued at each balance sheet date and is being amortized over the vesting period of the options.

With the adoption of FAS 123R, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. The company has estimated the fair value of option awards to employees and non-employees for the years ended July 31, 2008 and 2007 using the assumptions more fully described in note 12(c).

(t)  Recent accounting pronouncements:

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140.”  Among other matters, the SFAS No. 155 permits the election of fair value measurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, “Accounting for Derivative Instruments and Hedging Activities.”  These hybrid financial instruments would include both assets and liabilities.  SFAS No. 155 is effective for fiscal years beginning after September 15, 2006.   There was no material effect to the Company’s consolidated financial statements resulting from the adoption of SFAS 155.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of FAS 157 are effective fiscal years beginning after November 15, 2007.  The Company will adopt this pronouncement for its fiscal year beginning August 1, 2008.  Adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt this pronouncement for its fiscal year beginning August 1, 2008.  Adoption is not expected to have a material impact on the Company’s consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

3.   Significant accounting policies (continued):

(t)	Recent accounting pronouncements (continued):

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non controlling Interests In Consolidated Financial Statements – an amendment to ARB No.51 (“SFAS No. 160”).  This standard Amends ARB 51 to establish accounting and reporting standards for a non-controlling interest in a subsidiary and for deconsolidation of a subsidiary. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard may not be applied before that date. The Company is currently evaluating the impact of this statement.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on the Company’s financial statements.

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles.” The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact the Company’s financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

4.   Change in Accounting Policy

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

The Company elected to early adopt the requirements of FSP EITF No. 00-19-2 effective November 1, 2006.  As a result, the Company has revisited the accounting for the 10% convertible debenture issued on June 30, 2005 for $30,000,000 described in note 9(c).  Prior to the adoption of this FSP, the Company accounted for the embedded conversion option and warrants issued in connection with the instrument as a single embedded derivative and separately accounted for that embedded derivative at fair value under FASB Statement No. 133.

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

Immediately prior to the adoption of this FSP, the carrying value of this 10% convertible debenture was $22,386,205 and the fair value of the embedded conversion feature and warrants was recorded as $9,073,640. Management has determined that had the instrument been accounted for under EITF 00-19 and EITF 00-27, the carrying value on the date of adoption of this FSP would have been $4,172,050. As the result of adoption of the staff position, management has determined that the modification of the conversion price on December 30, 2005 (note 9 (c)) would have resulted in an incremental beneficial conversion feature of $20,929,716 in accordance with EITF 00-27 against the carrying value of the debenture at the date of modification and charged to additional paid in capital. The discount would be amortized to interest over the life of the debenture. Consequently, on November 1, 2006, the Company decreased the carrying value of the debt by $18,214,155 and reclassified the $9,073,640 fair value of the embedded conversion feature and warrants from derivative financial instrument liabilities to equity, resulting in a charged to accumulated deficit of $1,206,987 and a credit to additional paid in capital of $28,494,782.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

5.    Inventory:

	2008	2007

Raw materials	$ 308,870	$ 746,849
Work in progress	265,847	247,971
Finished goods	986,430	596,410

	$ 1,561,147	$ 1,591,230

6.    Property and equipment:
		Accumulated	Net book
2008	Cost	depreciation	Value

Computer hardware and software	$ 860,273	$ 738,224	$ 122,049
Office and shop equipment	2,254,699	1,786,024	468,675
Leasehold improvements	122,894	122,393	501

	$ 3,237,866	$ 2,646,641	$ 591,225

		Accumulated	Net book
2007	Cost	depreciation	Value

Computer hardware and software	$ 815,431	$ 650,849	$ 164,582
Office and shop equipment	2,152,657	1,518,303	634,354
Leasehold improvements	118,339	117,735	604

	$ 3,086,427	$ 2,286,887	$ 799,540

7.    Other assets:

During the years ending July 31, 2002 and 2001, the Company entered into two separate agreements that provided the Company with certain rights to manufacture and sell tire pressure monitoring systems to original equipment manufacturers market (“OEM”).  The total consideration paid in cash and shares (based on the market value of the Company’s stock at the date of purchase) was $5,037,500.  The rights were being amortized over five years on a straight-line basis from the date of purchase.  As at July 31, 2008 and 2007, the remaining carrying value of the rights were $nil and during the year ended July 31, 2008, the Company charged $nil (2007 - $75,275) to the statement of operations as depreciation and amortization expense.

8.    Accounts payable and accrued liabilities:

	2008	2007

Accounts payable	$ 1,230,175	$ 374,788
Accrued liabilities	715,237	534,071
Due to directors	305,376	191,475
Interest payable on convertible debentures	720,021	648,521

	$ 2,970,809	$ 1,748,855

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

9.    Convertible debentures:

The Company has entered into a number of convertible debt instruments. The following table denotes the face value of each of these convertible debentures and provides a summary of the balance of convertible debentures outstanding as at July 31, 2008 and July 31, 2007. Each convertible debenture is also described in detail as specified in the table below.

	Note 9 (a)	Note 9 (b)	Note 9 (c)	Note 9 (d)	Note 9 (e)	Note 9 (f)	Note 9 (g)	Note 9 (h)	Note 9 (i)
	5%	5%	10%	10%	10%	10%	10%	12%	12%	Total
Original face value of convertible debenture	$195,000	$1,500,000	$30,000,000	$1,200,000	$1,800,000	$1,500,000	$96,500	$888,000	$269,000	$37,448,500

Debt component, as at July 31, 2006:	195,000	1,420,000	21,432,576	-	-	-	-	-	-	23,047,576
Issued	-	-	-	1,200,000	1,800,000	1,150,000	-	-	-	4,150,000
Finance fees paid to debenture holder/related company of debenture holder	-	-	-	(130,000)	(195,000)	(135,000)	-	-	-	(460,000)
Intrinsic value of beneficial conversion feature of convertible debentures	-	-	-	(663,871)	(886,302)	(534,401)	-	-	-	(2,084,574)
Interest accretion	-	-	6,927,439	272,701	177,414	36,244	-	-	-	7,413,798
Change in accounting policy (note 4 (a))	-	-	(18,214,155)	-	-	-	-	-	-	(18,214,155)
Incremental beneficial conversion feature adjustment	-	-	(295,885)	-	-	-	-	-	-	(295,885)
Conversion of debt to common shares	(185,000)	-	(145,442)	(263,210)	-	-	-	-	-	(593,652)

Debt component, as at July 31, 2007	10,000	1,420,000	9,704,533	415,620	896,112	516,843	-	-	-	12,963,108
Less current portion, as at July 31, 2007	(10,000)	(1,420,000)	(9,704,533)	-	-	-	-	-	-	(11,134,533)

Long term portion of debt component, as at July 31, 2007	$-	$-	$-	$415,620	$896,112	$516,843	$-	$-	$-	$1,828,575

Remaining face value of convertible debenture as at July 31, 2007	$10,000	$1,420,000	$29,854,558	$936,790	$1,800,000	$1,150,000	$-	$-	$-	$35,171,348

Debt component, as at July 31, 2007:	10,000	1,420,000	9,704,533	415,620	896,112	516,843	-	-		12,963,108
Issued	-	-	-	-	-	350,000	96,500	888,000	269,000	1,603,500
Finance fees paid to debenture holder/related company of debenture holder	-	-	-	-	-	(35,000)	(11,500)	(123,000)	(31,000)	(200,500)
Intrinsic value of beneficial conversion feature of convertible debentures	-	-	-	-	-	(200,121)	(35,625)	(456,939)	(98,250)	(790,935)
Fair value of warrants issued	-	-	-	-	-	-	-	(207,189)	-	(207,189)
Interest accretion	-	-	20,150,025	521,170	903,888	868,278	47,125	787,128	129,250	23,406,864
Conversion of debt to common shares		-	(1,224,960)	(481,490)	-	-	-	-	-	(1,706,450)

Debt component, as at July 31, 2008	10,000	1,420,000	28,629,598	455,300	1,800,000	1,500,000	96,500	888,000	269,000	35,068,398
Less current portion, as at July 31, 2008	(10,000)	(1,420,000)	(28,629,598)	(455,300)	(1,800,000)	(1,500,000)	(96,500)	(888,000)	(269,000)	(35,068,398)

Long term portion of debt component, as at July 31, 2008	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Remaining face value of convertible debenture as at July 31, 2008	$10,000	$1,420,000	$28,629,598	$455,300	$1,800,000	$1,500,000	$96,500	$888,000	$269,000	$35,068,398

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

9.    Convertible debentures (continued):

(a)	$195,000 – 5% convertible debenture issued on December 15, 2004

On December 15, 2004, the Company closed a $195,000 private placement bearing interest at 5% per annum and maturing on December 15, 2006.  As at July 31, 2005, as a result of a default, the Company had accreted the original assigned debt component to its full face value, and therefore, there is no accretion expense on this debenture for the years ending July 31, 2008 and 2007.

During the year ended July 31, 2007, $185,000 of principal was converted into common shares resulting in the issuance of 7,115,384 common shares.  As at July 31, 2008 and 2007, there remains $10,000 of principal outstanding.  The holder of the debenture has not requested repayment or conversion and therefore the Company continues to disclose the amount as a current liability.

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

For accounting purposes, the Company calculated the intrinsic value of the beneficial conversion feature to $1,499,999 and recorded it as additional paid-in capital.  During the year ended July 31, 2006, the loan became in default as a result of the Company not obtaining an extension from the holder, relating to the deferral of all principal and interest.  As a result of the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2006.  Consequently, the Company did not record any accretion expense on this debenture for the years ended July 31, 2008 or 2007.

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in note 9(j).

No conversions were made relating to this debenture during the years ended July 31, 2008 or 2007.  As at July 31, 2008, the Company was in arrears on payments of principal and interest in the amount of $1,420,000 and $218,250 respectively.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

9.        Convertible debentures (continued):

(c)	$30,000,000 - 10% convertible debentures issued on June 23, 2005

On June 30, 2005 (as amended on December 30, 2005), the Company closed a private placement of unsecured convertible debentures in the aggregate principal amount of $30 million.  The Company also issued 62.5 million warrants exercisable at $0.16 per share with an expiry period of five years.  The convertible debentures bear interest at 10% per annum and matured on June 23, 2008.

Under the terms of the debenture (as amended on December 30, 2005), the principal was convertible into shares of common stock at the option of the holder at the lesser of $0.1125 and a 4.5% discount to market.  Market was based on the lowest closing bid price of the common stock for the 5 trading days immediately preceding the date the conversion notice is provided.  Interest was convertible into shares of the Company’s common stock and is calculated as 95.5% of the 5 day average of the closing bid price of the common stock for the 5 trading days immediately preceding the date the interest conversion is made.   The convertible debentures contain a contractual restriction on beneficial share ownership.  They provide that the debenture holders may not convert the convertible debentures, or receive shares of the Company’s common stock as payment of interest, to the extent that the conversion or receipt of the interest payment would result in the debenture holders, together with their respective affiliates, beneficially owning in excess 4.9% of the Company’s then issued and outstanding shares of common stock, except upon providing the Company with not less that 65 days prior notice.

This debenture is also subject to a registration rights agreement, as described in note 9(j).

As at July 31, 2008, the Company has accrued $8,190,438 (July 31, 2007 - $5,241,414) in interest based on the terms of the amended convertible debenture of which $500,000 (July 31, 2007 - $500,000) is included in accounts payable and accrued liabilities and the remainder of $7,690,438 (July 31, 2007 - $4,741,414) is included in accrued interest on convertible debentures.  The amount included in accounts payable and accrued liabilities related to cash interest payable prior to the amendment of the convertible debentures on December 30, 2005.

As a result of the issuance of the November 2006 10% convertible debenture (note 9 (d)) and the anti-dilution provisions, the conversion price for the outstanding principal for these convertible debentures was reduced to the lesser of:

(i)	$0.0573 and;

(ii)
80% of the lowest volume weighted average price of the Company’s common stock during the thirty trading days preceding the conversion date as quoted by Bloomberg, LP.   As a result of this reset, the Company recorded an incremental beneficial conversion feature of $295,885 against the carrying value of the debentures at the time the reset occurred on November 7, 2006.  The additional discount is being amortized to interest over the life of the debentures.

In addition, on November 7, 2006, the Company repriced the 62.5 million warrants originally issued in connection with this convertible debenture from $0.16 per share to $0.0298 per share (with all other terms remaining the same).  The Company accounted for the repricing as a modification under SFAS No. 123R and recorded the net incremental fair value of $450,000 as interest and financing expense during the year ended July 31, 2007.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

9.        Convertible debentures (continued):

During the year ended July 31, 2008, holders of the 10% convertible debentures converted $1,224,960 of principal (2007 - $145,442) into 2,230,994,689 (2007 – 5,657,747) common shares of the Company.

This debenture matured unpaid on June 23, 2008, at which time the Company accreted the original assigned debt component to its full face value.  During the year ended July 31, 2008, the Company recorded $20,150,025 (2007 - $6,927,439) of interest expense relating to interest accretion and charged it to the statement of operations. As at July 31, 2008, the Company was in arrears on payments of principal and interest in the amount of $28,629,598 and $8,190,523 respectively.  Because this debenture has matured, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

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

On November 7, 2006, the Company closed a private placement of unsecured convertible debentures in the aggregate principal amount of $1,200,000. The Company paid fees totaling $130,000 to one of the holders upon closing.  The convertible debentures bear interest at 10% per annum, and matured unpaid on October 31, 2008.  Interest was also due on October 31, 2008 in cash or shares of the Company’s common stock, at the option of the Company, but was not paid.  The outstanding principal amount of each debenture is convertible into shares of the Company's common stock, in whole or in part, at the option of the holder of the debenture at the lesser of:

i)	$0.0573 and;

ii)	80% of the lowest volume weighted average price of the Company’s common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP

In addition, the agreement contains similar anti-dilution provisions as those described in note 9(c).  This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in note 9(j).

With the adoption of EITF 00-19-2, described in note 4, management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock” (EITF 00-19”), to be accounted for as an equity interest and not a derivative.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, being $663,871, was allocated to additional paid-in capital.  The remaining amount of $406,129 (net of $130,000 in finance fees paid to the holder) was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method.

9.        Convertible debentures (continued):

During the year ended July 31, 2008, holders converted $481,490 of principal (2007 - $263,210) into 3,209,975,426 (2007 – 40,568,010) common shares of the Company.

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture in excess of $100,000 qualifies as an event of default under this debenture.  The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 9 (c)). A holder of a portion of the $30,000,000 10% convertible debentures was also the holder of this debenture. Accordingly, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2008.  During the year ended July 31, 2008, interest accretion of $521,170 (2007 – $272,701) was charged to the statement of operations as interest expense. As at July 31, 2008, the Company was in arrears on payments of principal and interest in the amount of $455,300 and $145,574, respectively.  Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

In connection with these debentures, the Company entered into a registration rights agreement, as described in note 9(j).  A registration statement for the securities underlying these debentures was declared effective on June 15, 2007 by the Securities Exchange Commission.   However, the Company registered only 87,958,115 of the shares of the Company’s common stock, which is less than the 150,000,000 agreed to in the registration statement. As such, management may be required to register additional shares underlying the convertible debentures. While management will apply its best efforts to register additional shares if required, there can be no assurances that the Company will succeed in obtaining the required approvals.   These debentures contain contractual restrictions on beneficial share ownership limiting beneficial ownership to 4.99% unless the debenture holders waive such limitation.  These limitations may be waived by the holder due to the default status of the debenture.

(e)	$1,800,000 - 10% convertible debentures issued January 23, 2007, February 9, 2007 and March 2, 2007

On January 23, 2007, the Company closed on a $1,800,000 securities purchase agreement, which was funded in three separate installments on January 23, 2007, February 9, 2007, and March 2, 2007.  The Company paid fees totaling $195,000 upon closing to the holders.  The convertible debentures bear interest at 10% per annum, and have a contractual maturity date of January 23, 2009.  Interest is payable at maturity in cash or shares of the Company’s common stock, at the option of the Company.

The convertible debentures are convertible into shares of the Company at the then effective conversion price. The conversion price in effect on any conversion date shall be equal to the lesser of:

i)	$0.0573 and,

ii)	80% of the lowest volume weighted average price of our common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

This debenture is also subject to a registration statement agreement and beneficial ownership limitations, as described in note 9(j).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

9.        Convertible debentures (continued):

With the adoption of EITF 00-19-2, described in note 4, management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, to be accounted for as an equity interest and not a derivative.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, being $886,302 was allocated to additional paid-in capital at inception.  The remaining amount of $718,698 (net of $195,000 in finance fees paid to the holder) was allocated to the debt component and is being accreted over the life of the debenture to the original face value using the effective interest rate method.

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture.  The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 9 (c)).  The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture.  Accordingly, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2008.  The Company recorded interest accretion of $903,888 for the year ended July 31, 2008 (2007 - $177,414). As at July 31, 2008, the Company was in arrears on payments of principal and interest in the amount of $1,800,000 and $258,352, respectively.  Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

(f)	$1,500,000 – 10% convertible debentures issued April 27, 2007 and August 20, 2007

On April 27, 2007, the Company closed on a $1,500,000 securities purchase agreement, which was funded in two separate installments on April 27, 2007 and August 20, 2007.    The Company paid fees totaling $170,000 upon closing to the holders.  The convertible debentures bear interest at 10% per annum, and have a contractual maturity date of April 24, 2010.  Interest is payable at maturity in cash or shares of the Company’s common stock, at the option of the Company.

The convertible debentures are convertible into shares of the Company at the then effective conversion price. The conversion price in effect on any conversion date shall be equal to the lesser of:

i)	$0.0573 and;

ii)	80% of the lowest volume weighted average price of our common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in note 9(j).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

9.        Convertible debentures (continued):

With the adoption of EITF 00-19-2, described in note 4, management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, to be accounted for as an equity interest and not a derivative.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature related to the April 27, 2007 $1,150,000 convertible debenture, being $534,401, was allocated to additional paid-in capital.  The remaining amount of $480,599 (net of $135,000 in finance fees paid to the holder) was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method.  The intrinsic value of the beneficial conversion feature related to the August 20, 2007 $350,000 convertible debenture, being $200,121, was allocated to additional paid-in capital.  The remaining amount of $114,879 (net of $35,000 in finance fees paid to the holder) was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture.  The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 9 (c)).  The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture.  Accordingly, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2008 and reclassified long term amounts to current liabilities as of July 31, 2008.  The Company recorded accretion of $868,278 for the year ended July 31, 2008 (2007 - $36,244). As at July 31, 2008, the Company was in arrears on payments of principal and interest in the amount of $1,500,000 and $179,245, respectively.  Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

(g)	$96,500 – 10% convertible debenture issued November 19, 2007

On November 19, 2007, the Company closed on a $96,500 securities purchase agreement.  The Company paid fees of $11,500 upon closing to the holders.  The convertible debenture bears interest at 10% per annum, and has a contractual maturity date of November 19, 2010.  Interest is payable at maturity in cash or shares of the Company’s common stock, at the option of the Company.

The convertible debentures are convertible into shares of the Company at the then effective conversion price. The conversion price in effect on any conversion date shall be equal to the lesser of:

i)	$0.0573 and;

ii)	80% of the lowest volume weighted average price of our common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in note 9(j).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

9.        Convertible debentures (continued):

With the adoption of EITF 00-19-2, management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, to be accounted for as an equity interest and not a derivative.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, being $35,625 was allocated to additional paid-in capital.  The remaining amount of $49,375 (net of $11,500 in finance fees paid to the holder) was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method.

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture.  The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 9 (c)).  The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture.  Accordingly, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2008 and reclassified long term amounts to current liabilities as of July 31, 2008.  The Company recorded accretion of $47,125 for the year ended July 31, 2008 (2007 - $Nil). As at July 31, 2008, the Company was in arrears on payments of principal and interest in the amount of $96,500 and $6,794, respectively.  Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

(h)	$888,000 – 12% convertible debentures issued November 30, 2007, January 18, 2008, and February 20, 2008

On November 30, 2007, the Company closed on a securities purchase agreement for funding up to an aggregate of $1,150,000.  The Company was funded an aggregate of $888,000 in three separate installments on November 30, 2007, January 18, 2008, and February 20, 2008 under this arrangement. The Company paid fees totaling $123,000 and issued 491,925,000 five-year warrants exercisable into shares of our Common Stock at $0.0298 per share upon closing to the holders.  The convertible debentures bear interest at 12% per annum, and have a contractual maturity date of November 30, 2010, January 31, 2011, and February 20, 2011, respectively.  Interest is payable at maturity in cash or shares of the Company’s common stock, at the option of the Company.

The convertible debentures are convertible into shares of the Company at the then effective conversion price. The conversion price in effect on any conversion date shall be equal to the lesser of:

i)	$0.0573 and;

ii)	80% of the lowest volume weighted average price of our common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

These debentures are also subject to a registration rights agreement and beneficial ownership limitations, as described in note 9(j).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

9.        Convertible debentures (continued):

With the adoption of EITF 00-19-2, management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, to be accounted for as an equity interest.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature in the amount of $456,939, and the relative fair value of the warrants in the amount of $207,189 related to the November 30, 2007, January 18, 2008, and February 20, 2008 debentures were allocated to additional paid-in capital.  The remaining amount of $100,872 (net of $123,000 in finance fees paid to the holder) was allocated to the debt component to be accreted over the life of the debentures to the original face values using the effective interest rate method.

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture.  The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 9 (c)).  The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture.  Accordingly, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2008 and reclassified long term amounts to current liabilities as of July 31, 2008.  The Company recorded accretion of $787,128 for the year ended July 31, 2008 (2007 - $Nil). As at July 31, 2008, the Company was in arrears on payments of principal and interest in the amount of $888,000 and $63,509, respectively.  Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

The gross fair value of the warrants at the date of grant was estimated at $419,888 using the Black-Scholes option pricing model using the following weighted average assumptions: dividend yield of 0%, expected volatility ranging from 150.8% -152.1%, risk-free interest rate ranging from of 3.47% - 3.80%, and an expected life of 5 - 5.5 years.

(i)	$269,000 – 12% convertible debenture issued June 20, 2008

On June 20, 2008, the Company issued a secured convertible debenture with a face value of $269,000. The Company paid fees of $31,000 upon closing to the holders.  The convertible debenture bears interest at 12% per annum, and has a contractual maturity date of June 20, 2011.  Interest is payable at maturity in cash or shares of the Company’s common stock, at the option of the Company.

The convertible debentures are convertible into shares of the Company at the then effective conversion price. The conversion price in effect on any conversion date shall be equal to the lesser of:

iii)	$0.0573 and;

iv)	80% of the lowest volume weighted average price of our common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in note 9(j).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

9.        Convertible debentures (continued):

With the adoption of EITF 00-19-2, management has determined that the conversion feature of this instrument meets all the requirements of EITF 00-19, to be accounted for as an equity interest.  As such, for accounting purposes, the intrinsic value of the beneficial conversion feature, being $98,250 was allocated to additional paid-in capital.  The remaining amount of $139,750 (net of $31,000 in finance fees paid to the holder) was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method.

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture.  The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 9 (c)).  The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture.  Accordingly, the Company fully accreted the remaining debt discount on this debenture during the year ended July 31, 2008 and reclassified long term amounts to current liabilities as of July 31, 2008.  The Company recorded accretion of $129,250 for the year ended July 31, 2008 (2007 - $Nil).  As at July 31, 2008, the Company was in arrears on payments of principal and interest in the amount of $269,000 and $3,626, respectively.  Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

(j)	Registration rights agreements and beneficial ownership limitations

In connection with the execution of the convertible debenture agreements described in notes 9(b) through (i), and with the preferred shares issued (as described in note 11), the Company entered into registration rights agreements with the holders.  Under the terms of these agreements, the Company agreed to file and remain effective a registration statement underlying the securities to be sold under the various convertible instruments noted above, except for the convertible debenture agreements described in notes 9(e), (f), (g), (h), and (i) whereby the Company is required to use its best efforts to file, within thirty (30) days of demand by the Investors and provided that at least 30 days have passed since any other registration statement filed by the Company has been declared effective by the SEC, with the SEC a registration statement on Form S-1 (or, if the Company is then eligible, on Form S-3) under the Securities Act. In addition, these debenture agreements limit beneficial ownership, at any one time, of 4.9%, except for the convertible debentures described in note 9(d) which is 4.99%, of our outstanding shares by each debenture holder and its affiliates except upon providing us with not less than 65 days prior notice.  Due to default of the debentures described in notes 9(b) through (i), the ownership limitations may be waived without notice by the holders.

In the event the registration statements are not filed by the scheduled filing deadline or is not declared effective by the SEC, then as partial relief for the damages to any holder, the Company will pay as a liquidated damage to the holder, at the holder’s option, either a cash amount or shares of the Company’s common stock within 3 business days, equal to 2% of the liquidated value of the convertible debentures or preferred shares outstanding for each 30 day period after the scheduled filing deadline or scheduled effective date.  For the convertible debentures described in notes 9(b) and (c) and the convertible preferred stock described in note 11, the Company obtained permanent waivers to liquidation damages under the registration rights agreements on November 7, 2007 which eliminated the need to recognize a provision in relation to these debentures.  For the debentures described in notes 9(d), (e), (f), (g), (h), and (i), the registration rights agreement limits the amount of damages to not exceed 20% of the aggregate purchase price for all investors, being $240,000, $360,000, $300,000, $19,300, $177,600, and $53,800, respectively.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

9.        Convertible debentures (continued):

Except as described in note 9(d), the Company has not filed or made effective any registration statement underlying the other securities.  On November 7, 2007 management obtained permanent waivers from the various holders of the convertible debentures described in notes 9(b) and (c) and for the convertible preferred stock described in note 11, which indicate that the Company was not considered in default of these agreements and the holders waive their rights under the default provisions affected by this non-compliance.  The remaining debentures are subject to demand registration rights.  The Company had not received any demand for registration from any debenture holder as of the date of this filing.  While management will apply its best efforts to have the various registration statements filed and declared effective if demanded by any holder, there can be no assurances that the Company will succeed in obtaining the required approvals.  Failure by the Company to obtain effective registration statements could have a significant impact on the operations of the Company.  However, as at July 31, 2008, it is management’s opinion that the various holders of these instruments will not require the Company to make effective a registration statement as required under the terms of this agreement until such time as the convertible instruments are settled.  As such, the Company has not accrued any liabilities related to these liquidated damages associated with this non-compliance for any of the periods presented.

(k)	Security granted

In connection with the execution of the January 23, 2007 securities purchase agreement described in note 9(g),  the Company entered into a security agreement with Xentenial Holdings Limited, Cornell Capital Partners, LP, Starome Investments Limited and Staraim Enterprises Limited, in which the Company granted to these parties a security interest over all of its assets to secure both the repayment to Xentenial Holdings of all debts of the company now or hereafter held by it and all of the previously existing debt evidenced by the previously unsecured convertible debentures that the Company had previously sold to Cornell Capital Partners, Staraim Enterprises and Starome Investments. The security granted applies to the convertible debenture agreements described in notes 9(b) through (i) and with the preferred shares issued (as described in note 11).

In connection with the sale of the Company’s assets that occurred subsequent to year-end in December 2008, the secured parties described above released their security interest in the assets sold.  See note 21 for a complete description of the transaction.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

10. Derivative financial instrument:

Effective November 1, 2006, as a result of early adopting FSP EITF No. 00-19-2, management has determined the warrants and embedded conversion feature met the requirements for reclassification as equity items and consequently the derivative financial instruments were reclassified to additional paid in capital and accumulated deficit as discussed in note 4.  Therefore, as at July 31, 2008 and 2007, no derivative financial instrument exists.

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

On December 30, 2005 (the date of modification), in accordance with EITF 96-19 and EITF 05-7, the Company compared the present value of the cash flows under the terms of the modified convertible debenture against the present value of the remaining cash flows at the time of modification under the terms of the original debenture. Included in the analysis was the change in the fair value of the embedded conversion option as required by EITF 05-7.  The Company concluded that as the present values of the cash flows did not differ by more than 10%, the amended terms of the debentures are not considered substantially different than the original issued debentures, and thus was accounted as a modification of debt. Accordingly, the Company concluded that the incremental fair value of the modified embedded conversion feature was approximately $3,000,000. Therefore, the carrying value of the original debentures classified as a liability were reduced by $3,000,000 and additional paid-in capital was increased by the same. Interest accreted on the debentures will be increased in future periods as a result of this adjustment.

On December 30, 2005, the Company reclassified $7,000,000 from additional paid-in capital to derivative financial liability as this was the fair value of the conversion feature at the date of modification. The fair value of the conversion feature relating to the convertible debenture was estimated by the Company using valuation models based on the Company’s share price and other relevant assumptions. As at October 31, 2006 (the date prior to the adoption of EITF FSP No. 00-19-2), the Company revalued the fair value of the conversion feature using the same valuation model and determined the revaluated fair value of this instrument to be $6,900,000.  For the year ended July 31, 2007, the Company recorded a loss of $1,100,000 on the revaluation of liability for the conversion feature in the statement of operations and the amount is included in derivative instrument income.

On December 30, 2005, the Company reclassified $3,565,066 from additional paid-in capital to derivative financial instrument liability as this was the fair value of the outstanding warrants discussed above at that date. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions as at December 30, 2005: dividend yield of 0%, expected volatility of 162%, risk-free interest rate of 3.9% and an expected life of 4.5 years.  As at October 31, 2006, the Company revalued the fair value of the outstanding warrants to $2,173,640. Similarly, the fair value of the warrants, as at October 31, 2006 was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 144%, risk-free interest rate of 3.93% and an expected life of 3.67 years. For the year ended July 31, 2007, the Company recorded a gain of $69,585 on the revaluation of liability for warrants in the statement of operations and included the gain in derivative instrument income.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

11. Preferred shares subject to mandatory redemptions:

On March 22, 2005, the Company closed a private placement of 25,000 5% convertible Class A preferred shares for gross proceeds of $4,000,000.  For accounting purposes, these preferred shares have both a conversion and redemption feature.  The beneficial conversion feature was recorded at its intrinsic value of $3,999,999 as at the date of entering the agreement.  The beneficial conversion feature was initially recorded as additional paid-in capital and the remaining value of $1 was recorded as a mezzanine item on the balance sheet. The carrying value of the preferred shares was accreted to its face value of $4,000,000 (less any amounts converted), over a period from the date of issuance to its original maturity date of December 22, 2006.  The accretion was charged to additional paid-in-capital.  The holders subsequently extended the maturity date to June 30, 2008.

The holders of the preferred shares are entitled to receive dividends or distributions on a pro rata basis according to their holdings of the preferred shares when and if declared by our board of directors, in the amount of 5% per year.  Dividends will be paid in cash and are cumulative.  As at July 31, 2008, no dividends have been declared by the Company’s board of directors.  No declared and unpaid dividends will bear or accrue interest.

As at July 31, 2008, the aggregate liquidation value of the preferred shares amounted to $3,604,470 (July 31, 2007 –$3,449,776).

During the year ended July 31, 2008, holders of the preferred shares converted nil (2007 - 4,814) Class A preferred shares, valued at $nil (2007 - $770,240) into nil (2007 – 77,024,000) common shares of the Company. In conjunction with this conversion, the Company also reclassified $nil (2007 – $770,240), the pro-rata amount of the beneficial conversion feature initially recorded in additional paid-in capital, to share capital. As at July 31, 2008, the balance of the preferred shares subject to mandatory redemption consisted of the initial allocation of $1 (July 31, 2007 - $1), cumulative, undeclared but accrued dividends of $519,030 (July 31, 2007 – $364,336), and accumulated accretion of $3,999,999 (2007 - $3,999,999), less $914,560 (2007 - $914,560) converted to common shares. During the year ended July 31, 2008, the Company recorded $nil (2007 – $3,665,485) of accretion on the preferred shares which was charged to additional paid-in capital. The balance of the remaining face value of the convertible preferred stock, being $3,085,440 (July 31, 2007 – $3,085,440), matured unpaid on June 30, 2008.  Accordingly, the Company has reclassified the convertible preferred stock to current liabilities as of July 31, 2008.

The preferred shares are subject to a registration statement and beneficial ownership limitations as described in note 9(j) and are secured by the Company’s assets as described in note 9(k).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

12. Share capital (continued):

(c)	Stock-based compensation

As discussed in note 3(s), the Company adopted FAS 123R using the modified prospective method on August 1, 2006.  Effective with the adoption of FAS 123R, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of options granted. In accordance with FAS 123R for employees, compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the contract service period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options granted to non-employees is remeasured on each balance sheet date using the Black-Scholes option pricing model.

During the year ended July 31, 2008, no options were granted to employees or to non-employees.  During the year ended July 31, 2008, the Company charged $159,380 to the statement of operations for options granted in prior years that vested in fiscal 2008, increasing engineering, research and development expenses by $82,688, general and administrative expenses by $37,635 and marketing expenses by $39,057 relating to options respectively.

During the year ended July 31, 2007, 2,500,000 options were granted to employees, no options were granted to non-employees.  The weighted average fair value of these options on the date of grant was $0.03 per share.  The fair value of these stock options was estimated using the Black-Scholes option pricing model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 140%-145%, risk-free interest rate of 3.87% - 4.54%, and an expected life of 5 years.  These options expire between August 2011 and May 2012 and generally vest 50% after one year from the date of issuance and 50% two years after the date of issuance.  During the year ended July 31, 2007, the Company charged $681,879 to the statement of operations which increased engineering, research and development expenses by $315,546, general and administrative expenses by $145,672 and marketing expenses by $220,661 relating to options respectively.

As at July 31, 2008, for options granted in the period or in a prior year, there was $2,026 of total unrecognized compensation cost related to unvested options.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 9 months.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

12. Share capital (continued):

(d)	Stock-options:

The following tables reflect the transactions and the number of stock options which are unvested, vested, and the total outstanding during the years ended July 31, 2008 and 2007.

July 31, 2008:

	Unvested options		Vested options		Total
		Weighted		Weighted		Weighted
	Unvested	average	Vested	average		average
	options	exercise	options	exercise	Options	exercise
	outstanding	price	outstanding	price	outstanding	price

Opening balance,
July 31, 2007	9,600,000	$ 0.05	39,243,002	$ 0.09	48,843,002	$ 0.06
Options vested	(8,300,000)	0.06	8,300,000	0.06	-	-
Options forfeited	(800,000)	0.05	(23,993,400)	0.06	(24,793,400)	0.06

Ending balance,
July 31, 2008	500,000	$ 0.06	23,549,602	$ 0.06	24,049,602	$ 0.06

July 31, 2007:

	Unvested options		Vested options		Total
		Weighted		Weighted		Weighted
	Unvested	average	Vested	average		average
	options	exercise	options	exercise	Options	exercise
	outstanding	price	outstanding	price	outstanding	price

Opening balance,
July 31, 2006	21,950,000	$ 0.10	44,073,402	$ 0.10	66,023,402	$ 0.10
Options granted	2,500,000	0.05	-	-	2,500,000	0.05
Options vested	(12,625,000)	0.10	12,625,000	0.10	-	-
Options exercised	-	-	(4,050,000)	0.03	(4,050,000)	0.03
Options forfeited	(2,225,000)	0.08	(13,405,400)	0.23	(15,630,400)	0.21

Ending balance,
July 31, 2007	9,600,000	$ 0.05	39,243,002	$ 0.09	48,843,002	$ 0.06

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

12. Share capital (continued):

The total intrinsic value of options outstanding at July 31, 2008 and exercised during the year ended July 31, 2008 was $Nil and $Nil, respectively. During the year ended July 31, 2008, no options were granted or exercised from any of the Company’s stock option plans.

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

During the year ended July 31, 2008, nil (2007 – 4,050,000) options were exercised for gross proceeds of $nil (2007 – $121,500).  In conjunction with this exercise of options, the Company also reclassified $nil (2007 - $60,750), being the portion of the remaining stock-based compensation relating to these options which was recorded in additional paid-in capital, to share capital.

On March 5, 2007 the Company amended stock option agreements with its employees to reprice an aggregate of 8,600,000 options originally exercisable at $0.10 - $0.115 to $0.035 and 4,900,000 options originally exercisable at $0.10 to $0.07. The incremental fair value of the repriced options based on the black-scholes model was $22,658 and was charged as an expense to operations.  The weighted average assumptions used were the same as those noted below for 2007.  No such amendments were made in the year ended July 31, 2008.

The following weighted average assumptions were used in the determination of stock option compensation:

	2008	2007
Expected dividend yield	---	0%
Expected stock price volatility	---	140 - 144%
Risk-free interest rate	---	3.87 - 4.08%
Expected life of options	---	5 years

The following stock options were outstanding and exercisable as at July 31, 2008:

	Options outstanding			Options exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of	Number	contractual	exercise	Number	exercise
exercise prices	of shares	life	price	exercisable	price

$0.03 - 0.035	15,830,002	1.87	$ 0.03	15,630,002	$ 0.03
$0.07 - 0.10	6,100,000	2.48	0.08	5,800,000	0.10
$0.20	2,119,600	0.04	0.20	2,119,600	0.20

$0.03 - 0.20	24,049,602	1.87	$ 0.06	23,549,602	$ 0.06

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

12. Share capital (continued):

(e)	Warrants:

As at July 31, 2008, warrants outstanding were exercisable for 557,375,000 (2007 - 65,758,141) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $0.03 to $0.20 per share and expire on various dates until August 20, 2013. The exercise price of warrants issued were not less than the market price of the Company's common shares at the date of issuance.
[Missing Graphic Reference]
The following warrants were outstanding at July 31, 2008:

	2008		2007
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Warrants	price	Warrants	price

Outstanding, beginning of year	65,758,141	$ 0.16	64,858,141	$ 0.16
Issued	492,425,000	0.03	900,000	0.04
Reprice of warrants	-	-	(62,500,000)	0.16
Reprice of warrants	-	-	62,500,000	0.03
Expired	(808,141)	0.35	-	-

Oustanding, end of year	557,375,000	$ 0.04	65,758,141	$ 0.16

No warrants were exercised during the years ended July 31, 2008 or 2007, and as such the Company did not receive any cash proceeds from exercise.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

12. Share capital (continued):

During the year ended July 31, 2006, 1,000,000 share purchase warrants with an exercise price of $0.16 per share that vest on November 1, 2006 were issued for services received.  The fair value at the date of grant was estimated at $62,760 using the Black-Scholes valuation model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 161%, risk-free interest rate of 3.72%, and an expected life of 3 years.  As the warrants were recognized over the vesting period, $47,070 was recorded as interest and finance expense for the year ended July 31, 2006. As these warrants were unvested and granted to non-employees, the Company re-measured the fair value of the warrants as at July 31, 2007 using the Black-Scholes model.  As a result, for the year ended July 31, 2007, the Company recorded an expense recovery of $15,690 to the statement of operations.  The fair value of these re-measured warrants was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%, expected volatility of 130%, risk-free interest rate of 4.63%, and an expected life of 2 years.  As at July 31, 2008 and 2007, there was $Nil of total unrecognized compensation cost related to unvested warrants.

On November 7, 2006, the Company repriced the 62.5 million warrants originally issued in connection with the 10% $30 million convertible debentures disclosed in notes 9(c) and 14 from $0.16 per share to $0.0298 per share.  Other than the exercise price, all other terms of the repriced warrants, such as contractual life, remained the same.

During the year ended July 31, 2007, 900,000 share purchase warrants were issued for services rendered, of which 700,000 are exercisable at $0.03 per warrant and 200,000 at $0.06 per warrant. The warrants are currently exercisable. The fair value at the date of grant was estimated at $18,742 using the Black-Scholes valuation model using the following weighted average assumptions: dividend yield of 0%, expected volatility ranging from 142.7% - 150.0%, risk-free interest rate ranging from of 3.95% - 4.59%, and an expected life of 5 years.

During the year ended July 31, 2008, 500,000 share purchase warrants were issued for services rendered with an exercise price of $0.03 per warrant. The warrants are currently exercisable. The fair value at the date of grant was estimated at $1,907 using the Black-Scholes valuation model using the following weighted average assumptions: dividend yield of 0%, expected volatility ranging from 150.4% - 151.3%, risk-free interest rate ranging from of 3.80% - 4.38%, and an expected life of 5 years.

(f)	Settlement of liabilities:

During the year ended July 31, 2008, the Company issued 2,104,812 shares (2007 - 10,990,873) of its common stock as consideration for $14,720 (2007 - $229,055) in severance owed to its former employees.  The shares issued were valued using their quoted market value on the date the agreements were entered into.

During the year ended July 31, 2007, the Company issued 5,719,601 shares of common stock as consideration for $112,733 owed to former directors of the Company.  No such amounts were issued in 2008.  The shares issued were valued using their quoted market value on the date the agreements were entered into.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

12. Share capital (continued):

(g)	Consulting agreement:

During the year ended July 31, 2008, the Company issued 600,000 shares (2007 - 600,000) of its common stock and 500,000 warrants (2007 - 900,000) to SKS Consulting of South Florida, Inc. (also see note 12(e)) as consideration under a consulting agreement.  The fair value of the common stock of $2,710 (2007 - $13,625) and the fair value of the warrants in the amount of $1,907 (2007 - $18,742) were charged to administration expense.  George O’Leary, a member of our board of directors, is the president of SKS Consulting of South Florida, Inc.

13. Deferred financing costs:

	2008	2007

Balance, beginning of year	$ 947,945	$ 1,692,094
Additions during the year	-	227,910
Amortization of deferred financing costs	(947,945)	(972,059)

Balance, end of year	$ -	$ 947,945

14. Net interest and financing expenses:

	2008	2007

Interest accreted on convertible debentures	$23,406,864	$7,413,798
Interest expense and finance charges on convertible debt and other	3,547,388	3,279,209
Amortization of deferred financing fees	947,945	972,059
Repricing of warrants (notes 9(c) and 12 (e))	-	450,000

	$27,902,197	$12,115,066

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

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

16. Related party transactions:

(a)
YA Global Investments LP, formerly Cornell Capital Partners, is considered a related party from a financial perspective due to the number and size of the financial transactions that were entered into with the Company. YA Global Investments does not have influence over the Company's operating or investing activities. During the year ended July 31, 2008, the Company paid $nil (2007 - $nil) in cash interest payments to YA Global Investments for interest and financing fees due convertible debentures held by YA Global Investments. The Company had the following financial instruments outstanding with YA Global Investments and its subsidiaries as at July 31, 2008:

Financial Instruments	Amount

Standby equity distribution agreement	$100,000,000
Preferred shares	3,085,440
Convertible debentures	15,388,900

It is uncertain when we will be permitted to draw on the $100 million SEDA as drawdowns are subject to an effective registration statement covering the underlying shares.  Based on our current market capitalization and outstanding debentures, we do not believe that our SEDA is a viable source of financing.

(b)
During the year ended July 31, 2008, the Company was charged $146,700 (2007 - $229,268) in directors fees. As at July 31, 2008 $305,375 (2007 - $191,475) was included in accounts payable and accrued liabilities as owed to Directors of the Company.  These amounts were incurred in the ordinary course of business are non- interest bearing, unsecured and due on demand.

(c)
 During the year ended July 31, 2007, the Company paid $80,000 in consulting fees to the Company’s former Chairman pursuant to a consulting agreement entered into on June 30, 2005 and renewed and modified on August 9, 2006. The consulting agreement was terminated effective February 28, 2007 and 3,679,604 shares of the Company’s common stock were issued as consideration for $72,525 owed to the former Chairman.  No payments were made in 2008 pursuant to the agreement.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

17. Income taxes:

The provision for income taxes reflects an effective tax rate that differs from the statutory tax rate for the following reasons:

	2008	2007

Statutory rate	32.51%	34.1%
Computed statutory tax expense	(10,160,000)	(6,695,000)
Foreign losses tax affected at lower rates	(8,000)	32,000
Reduction of effective tax rates	6,378,000	14,000
Permanent and other differences	8,738,000	1,244,000
Change in valuation allowance	(4,948,000)	5,405,000

	-	-

The Company has unutilized Canadian non-capital tax loss carry forwards of approximately $53 million that are available for carry forward against taxable income in future years.  These tax losses expire in various years beginning in 2009 through 2028.

The Company has unutilized U.S. non-capital tax loss carry forwards of approximately $6.8 million that are available for carry forward against taxable income in future years.  These tax losses expire in various years beginning in 2012 through 2028.

The Company has unutilized United Kingdom non-capital tax loss carry forwards of approximately $13.3 million that are available for carry forward against taxable income in future years.  These tax losses may be carried forward indefinitely.

The Company’s deferred income tax assets are comprised of the following

	2008	2007

Deferred tax assets:
Property and equipment and other assets, accounting
depreciation in excess of tax	$ 4,146,000	$ 5,587,000
Loss carryforwards	23,201,000	26,368,000
Scientific research and development expenses	360,000	455,000
Share issue costs	398,000	552,000
Others	344,000	435,000

Total gross deferred tax assets	28,449,000	33,397,000
Valuation allowance	(28,449,000)	(33,397,000)

Subsequent to the year end, upon conversion of certain convertible debentures into common shares, Xentenial Holdings Limited, a wholly owned subsidiary of YA Global Investments LP (see note 21(f)) holds 68.8% of the Company’s common stock, a controlling position in the Company. The ability for the Company to utilize its non-capital losses, and other deferred tax assets after an acquisition of control is subject to strict restrictions.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

18. Loss per share:

The weighted average number of shares outstanding used in the computation of loss per share was as follows:

	2008	2007

Weighted-average shares used in computation of	2,188,573,411	344,399,602
basic loss per share

Potentially dilutive securities excluded in
calculation of loss per share	534,230,437,500	7,845,651,174
Diluted loss per share has not been presented since the Company is in a loss position and the effect of the Company's stock options, debentures and warrants are anti-dilutive.

19. Commitments and contingencies:

(a)	The Company was committed to the following payments under operating leases, and service agreements for premises and certain equipment and consultants:

2009	316,311
2010	323,797
2011	331,284
2012	334,402
2013	194,776

Commitments outlined above relate to lease commitments for the Company’s office in Richmond, British Columbia, and for office equipment.  During December 2008, the Company sold its tire pressure monitoring business and substantially all of its assets.  Accordingly, future operating lease commitments outlined in the above table were transferred to the Buyer at closing, and do not remain with the Company after closing.

Rent expense incurred during the year ended July 31, 2008 was $310,376 (2007 - $500,245).

(b)	Product warranties:

The Company provides for estimated warranty costs at the time of product sale. Warranty expense accruals are based on best estimate with reference to historical claims experience. As warranty estimates are based on forecasts, actual claim costs may differ from amounts provided. An analysis of changes in liability for product warranties follows.  These warranty obligations transferred to the Buyer upon completion of the sale of the Company’s assets and business in December 2008.

Balance, July 31, 2006	$ 75,230
Provision decrease	(60,005)
Expenditures	14,775

Balance, July 31, 2007	30,000
Provision increase	30,266
Expenditures	(34,183)

Balance, July 31, 2008	$ 26,083

(c)	Contingencies:

On January 30, 2006, the Company was served with a demand for arbitration by Travel Technology Innovations LLC (“TTI”). The demand for arbitration stemmed from the Company terminating on January 1, 2006, the Sales and Distribution agreement signed with TTI on March 12, 2005, and sought damages for potential lost profits of $5,000,000.  During November, 2006, the Company reached an agreement in principle regarding the settlement of TTI’s claims involving the payment of $63,068 by the Company to TTI.  In addition, the Company agreed to pay TTI 5% of its sales to Camping World from September 1, 2006 to January 31, 2008.   For the year ended July 31, 2008, the Company recorded $1,302 (2007 - $7,714) as a charge to cost of sales related to this settlement, which is based on 5% of actual sales to Camping World for the same period.  No further charges are expected to be incurred related to this settlement.

(d)
On September 12, 2007, the Company filed a complaint against Siemens VDO Automotive Corp. and Schrader-Bridgeport International, Inc. (“Schrader”) in the United States District Court for the Eastern District of Virginia alleging infringement of our United States Patent No. 5,231,872, entitled “Tire Monitoring Apparatus and Method.” The case was styled SmarTire Systems, Inc. v. Siemens VDO Automotive Corp., Schrader-Bridgeport International, Inc. and Schrader Electronics Ltd., Civil Action No. 1:07cv932 (E.D. Virginia).

On February 20, 2008, the Company and Continental Automotive Systems US, Inc. (formerly Siemens VDO Automotive Corp.) entered into a Confidential Settlement and License Agreement, terminating the lawsuit between Siemens VDO Automotive and the Company. The Company received net proceeds of $1,500,000 after payment of withholding taxes, from which the Company paid $276,865 in litigation-related expenses.  The Company recorded in other income from the settlement in the amount of $1,500,000 during the year ended July 31, 2008.

On August 21, 2008, the Company and Schrader entered into a Confidential Settlement and License Agreement, terminating the lawsuit between Schrader and the Company.  In a stipulated judgment that was entered by the district court on August 26, 2008, Schrader also acknowledged the validity and enforceability of the Company’s United States Patent No. 5,231,872.  The Company received net proceeds of approximately $1.5 million after payment of litigation-related expenses.  Pursuant to a stipulation of the August 1, 2008 and August 15, 2008 secured convertible debentures with Xentenial Holdings Limited (note 21(b) and (c)), subsequent to July 31, 2008, the Company repaid $900,000 of the proceeds to YA Global Investments (the parent company of Xentenial Holdings Limited).  This amount was applied toward debentures issued to YA Global Investments during calendar 2008.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

 20.Segmented information:

The Company operates in the wireless tire monitoring technology industry. Management of the Company makes decisions about allocating resources based on this one operating segment. Revenue from external customers by geography (based on customer location) was as follows:

	2008	2007

United Kingdom	$ 1,587,923	$ 1,550,352
United States	1,431,560	1,929,474
Other	120,930	181,995

	$ 3,140,413	$ 3,661,821

As at July 31, 2008, 70% (2007 - 79%) of the Company's property and equipment were in Canada and 30% (2007 - 21%) were in the U.S.

Major customers, representing 10% or more of total sales, include:

	2008	2007

Customer A	$ 1,438,667	$ 1,492,557
Customer B	541,312	628,512

21. Subsequent events:

(a)	Subsequent to July 31, 2008, 120,000,000 shares of the Company’s common stock were issued pursuant to the conversion of convertible debentures with a principal balance of $12,000.

(b)
On August 1, 2008, the Company sold a secured convertible debenture to Xentenial Holdings Limited in the principal amount of $152,500. The Company received net proceeds of $126,000 on August 1, 2008 after paying $26,500 monitoring and due diligence fees to Yorkville Advisors, LLC. Under the terms of this secured convertible debenture, the Company is required to repay principal, together with accrued interest calculated at an annual rate of twelve percent (12%), on or before August 1, 2011.  Interest may be paid either in cash or in shares of the Company’s common stock valued at the closing bid price on the trading day immediately prior to the date paid, at the Company’s option. The secured convertible debenture is secured by all of the Company’s assets.  The debenture is convertible at the lesser of $0.0573 or eighty percent (80%) of the lowest volume weighted average price of the Company’s common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.   The secured convertible debenture also stipulated that the Company pay the holder fifty percent (50%) of the proceeds (after commercially reasonable attorney’s fees and taxes related to such proceeds) up to $900,000, in cash, of any pending or future litigation, with such payments to be applied to principal and/or interest on this debenture or other debentures issued by the Company to the holder, at the sole discretion of the holder (see note 19(c)).  The principal on this note was repaid in full in September 2008.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

21. Subsequent events (continued)

(c)
On August 15, 2008, the Company sold a secured convertible debenture to Xentenial Holdings Limited in the principal amount of $100,000. No fees were withheld from the proceeds, which were received on August 19, 2008. Under the terms of this secured convertible debenture, the Company is required to repay principal, together with accrued interest calculated at an annual rate of twelve percent (12%), on or before August 15, 2011.  Interest may be paid either in cash or in shares of the Company’s common stock valued at the closing bid price on the trading day immediately prior to the date paid, at the Company’s option. The secured convertible debenture is secured by all of the Company’s assets.  The secured convertible debenture is secured by all of the Company’s assets.  The debenture is convertible at the lesser of $0.0573 or eighty percent (80%) of the lowest volume weighted average price of the Company’s common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.  The secured convertible debenture also stipulated that the Company pay the holder one hundred percent (100%) of the proceeds (after commercially reasonable attorney’s fees and taxes related to such proceeds) up to $900,000, in cash, of any pending or future litigation, with such payments to be applied to principal and/or interest on this debenture or other debentures issued by the Company to the holder, at the sole discretion of the holder (see note 19(c)).  The principal on this note was repaid in full in September 2008.

(d)
On December 11, 2008, the Company sold its tire pressure monitoring system business, along with substantially all of its assets and certain of its liabilities, to Bendix CVS Canada, Inc. and Bendix Commercial Vehicle Systems LLC pursuant to an asset purchase agreement dated December 4, 2008.  The assets sold include the grant of an exclusive, royalty-free license to the Buyers that permits them to practice the inventions covered by the claims in our patents in the market for vehicles, and, with the exception of certain retained rights, the right to enforce these patents against third parties for infringement. The sale price was $2,500,000 cash at closing, plus an earn-out amount in each of the five years after closing based on a percentage of sales of tire pressure monitoring systems made by the buyers during that period, with a minimum of US$500,000, of which $250,000 is payable by March 1, 2009 and $250,000 is payable by March 1, 2010.  The earn-out is based on future revenues generated by the buyers from the tire pressure monitoring system business, and any amounts earned by the business above the minimum earn-out are payable on an annual basis for a period of five years.

Pursuant to the terms of the asset purchase agreement, the Company retained the right to receive future earn-out payments due, as well as the right to litigate certain of the Company’s pressure monitoring system related patents.  The Company also retained certain operating liabilities and all of the liabilities and obligations with respect to the convertible debt and the shares of our convertible preferred stock that were outstanding prior to the asset sale.  Finally, the Company agreed that it would change its name to TTC Technology, Inc. immediately after the closing.  However, because the corporate laws of the Province of British Columbia prevents the Company from changing its name without the prior approval of its shareholders, the Company has not yet changed our name.  At the date of this annual report the Company have not yet asked its shareholders to approve a name change.  Since December 11, 2008, the Company’s business has consisted primarily of its plan to pursue claims against certain parties that it believes have infringed its U.S. Patent Nos. 5,231,872 and 5,335,540.

At closing of the Asset Sale, YA Global Investments LP funded $762,532 in the form of a bridge note with an annual interest rate of 14%, to be used to pay specified post-closing administrative items.  The bridge note is to be repaid from any future earnings of the Company.

(e)
On December 11, 2008, in connection with the sale of the Company’s tire pressure monitoring business, David Warkentin resigned as Chief Executive Officer of the Company.  He will retain his position on the Company’s board of directors.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

Years ended July 31, 2008 and 2007
_____________________________________________________________________________________________

21  Subsequent events (continued)

(f)
On December 19, 2008, Xentenial Holdings Limited, a wholly owned subsidiary of YA Global Investments LP, converted face value in the aggregate amount of $1,065,986 of various secured convertible debentures issued by the Company into a total of 13,324,825,000 of the Company’s common shares as follows:

	Face	Accrued	Total	Shares
	Value	Interest	Amount	Issued Upon
Debenture Issuance Date	Converted	Converted	Converted	Conversion
January 17, 2008	$ 392,000	$ 43,303	$ 435,303	5,441,287,500
February 20, 2008	$ 74,000	$ 7,347	$ 81,347	1,016,837,500
June 20, 2008	$ 269,000	$ 16,007	$ 285,007	3,562,587,500
August 1, 2008	$ 152,500	$ 6,969	$ 159,469	1,993,362,500
August 15, 2008	$ 100,000	$ 4,110	$ 104,110	1,301,375,000
	$ 987,500	$ 77,736	$ 1,065,236	13,315,450,000

After the conversion, the Company had 19,342,461,198 common shares outstanding, of which Xentenial Holdings Limited was the holder of 13,315,450,000, or 68.8%, of the Company’s total outstanding common shares.  Upon completion of the conversion, a change in control of the Company occurred.  The conversion was executed pursuant to the terms of a Voting Arrangement Agreement dated December 4, 2008 completed in connection with the Asset Sale, under which YA Global Investments LP or its affiliated companies were required to convert into a number of shares sufficient to guarantee approval of the Asset Sale by the Company’s shareholders.

After the conversion, YA Global Investments LP and its affiliated companies hold secured convertible debentures with face value and accrued interest totaling $22 million, the majority of which are convertible into the Company’s common shares at a discount to the market price of the Company’s common shares at the time of conversion.   All of the debentures held by YA Global Investments LP and its affiliates are currently in default and callable by YA Global Investments LP.

22. Comparative figures:

Certain figures have been reclassified to conform to the financial statement presentation adopted for the current year.