Form 10KSB/A
period 2008-07-31
SMARTIRE SYSTEMS INC
filed 2009-03-03
CIK 1057293

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
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

At  February 24, 2009 , the aggregate market value of common stock held by non-affiliates was approximately $1,934,000 based upon the closing price of $0.0001 reported for such date on the OTC Bulletin Board.

The number of shares outstanding of our Company's common stock at February 24, 2009 was 19,342,461,198.

Transitional Small Business Disclosure Format (check one):
|_| Yes |X| No

EXPLANATORY NOTE

This Amendment No. 1 to our Form 10-KSB amends our Form 10-KSB originally filed on December 29, 2008, and is being filed to add exhibits 10.96, 10.97, 10.98, 21.1, 23.1, 31.1, and 32.1, which were unintentionally omitted from the original filing.

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

As of February 24, 2009 , we are obligated to issue an aggregate of approximately  544,715,814,884 shares of common stock under all of our securities and commitments. The break down of such issuances is described under notes 9 and 11 in our financial statements. The conversion of these securities assume market conditions as at February 24, 2009 , when in fact such issuances of shares may be greater or less due to market conditions at the time of conversion of the securities.

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

On February 4, 2009, we were served with a Writ of Summons in the Supreme Court of British Columbia by Federal Express Canada Ltd. claiming unpaid invoices in the amount of  CAD $132,443 and USD $24,337 for shipping services incurred during 2008.  On February 11, 2009, we filed an Appearance with the Supreme Court of British Columbia with respect to this matter.

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

As of February 24, 2009 , we had 19,342,461,198 shares of common stock outstanding and an estimated 8,000 stockholders of record.

DIVIDEND POLICY

We have never declared or paid dividends on our common stock, and we do not anticipate that we will do so in the foreseeable future. We intend to retain future earnings, if any, for use in our operations and the expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

The following change in our securities occurred during the three months ended July 31, 2008 and from August 1, 2008 to February 24, 2009 :

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

LIQUIDITY AND CAPITAL RESOURCES

Asset Sale and Future Liquidity

On December 11, 2008, we sold our tire pressure monitoring system business, along with substantially all of our assets and certain of our liabilities, to Bendix CVS Canada, Inc. and Bendix Commercial Vehicle Systems LLC pursuant to an asset purchase agreement dated December 4, 2008.  The assets sold include the grant of an exclusive, royalty-free license to the Buyers that permits them to practice the inventions covered by the claims in our patents in the market for vehicles, and, with the exception of certain retained rights, the right to enforce these patents against third parties for infringement. The sale price was $2,500,000 cash at closing, plus an earn-out amount in each of the five years after closing based on a percentage of sales of tire pressure monitoring systems made by the buyers during that period, with a minimum of US$500,000, of which $250,000 is payable by March 1, 2009 and $250,000 is payable by March 1, 2010.  The earn-out is based on future revenues generated by the buyers from the tire pressure monitoring system business, and any amounts earned by our company above the minimum earn-out are payable on an annual basis for a period of five years. Pursuant to the terms of the asset purchase agreement, we retained the right to receive future earn-out payments due, as well as the right to litigate certain of our pressure monitoring system related patents.  We also retained certain operating liabilities and all of the liabilities and obligations with respect to the convertible debt and the shares of our convertible preferred stock that were outstanding prior to the asset sale.  Finally, we agreed that we would change our name to TTC Technology, Inc. immediately after the closing.  However, because the corporate laws of the Province of British Columbia prevent us from changing our name without the prior approval of our shareholders, we have not yet changed our name.   On January 15, 2009, we filed a preliminary proxy statement, which included a proposal asking our shareholders to approve a name change.  We have not yet mailed the proxy statement.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table shows the positions held by our board of directors and executive officers, and their ages as of February 24, 2009 :

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
David Dodge	1	1	1 (1)
  This individual was appointed as the Company’s Chief Financial Officer on April 9, 2008.  A Form 3 has not been filed.  The individual does not hold any shares, stock options, stock warrants, or other stock rights.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 24, 2009 , certain information with respect to the beneficial ownership of shares of our common stock by each person known by us to be the beneficial owner of more than 5% of the shares of our common stock, and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the number of shares shown, except as may be otherwise indicated.  Beneficial ownership consists of a direct interest in the Common Shares, except as otherwise indicated.

	Amount and
	Nature of
	Beneficial	Percentage
Name and Address of Beneficial Owner	Ownership (1)	of Class(1)

William Cronin (2)	2,362,246	*
Martin Gannon (3)	2,284,900	*
George O'Leary (4)	2,600,000	*
David Warkentin (5)	3,600,000	*
David Dodge (6)	0	*

Directors and Executive Officers as a Group (7)	10,847,146	*

YA Global Investments LP (formerly Cornell Capital Partners, L.P) (8)	233,585,316,517	92.35%

Staraim Enterprises Limited (9)	25,983,992,637	57.33%

Xentenial Holdings Limited (10)	207,232,825,942	91.46%

Starome Investments Limited (11)	317,955,845,750	94.27%

TAIB Bank B.S.C. (12)	7,352,712,842	27.54%

Certain Wealth, Ltd. (13)	482,522,945	2.43%
_________________
* Represents less than 1% of the shares or our outstanding common stock

(1) Based on 19,342,461,198 shares of our common stock issued and outstanding as of February 24, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of shares of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

(8) The total number of shares of our common stock owned by YA Global Investments LP (formerly Cornell Capital Partners, LP) includes 13,315,450,000 shares owned directly, plus: (i) 308,544,000 shares of our common stock that could be issued upon the conversion of $3,085,440 5% series A convertible preferred shares, (ii) 59,953,938 shares of our common stock that could be issued upon the conversion of a 5% convertible debenture issued by our company with a principal balance remaining of $1,420,000 and interest of $258,710 owed as at February 24, 2009 that matured unpaid on June 30, 2008, (iii) 25,979,830,137 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $1,415,400 and interest of $662,986 owed as at February 24, 2009, (iv) 136,670,855,137 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $8,000,000 and interest of $2,933,668 owed as at February 24, 2009 that matured unpaid on June 23 2008, (v) 27,011,591,781 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $1,800,000 and interest of $360,927 owed as at February 24, 2009, (vi) 22,059,055,651 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $1,500,000 and interest of $264,724 owed as at February 24, 2009, (vii) 1,359,914,726 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $96,500 and interest of $12,293 owed as at February 24, 2009, (viii) 6,307,364,897 shares of our common stock that could be issued upon the conversion of a 12% convertible debenture issued by our company with a principal balance remaining of $422,000 and interest of $82,589 owed as at February 24, 2009, (ix) 4,162,500 shares of our common stock that could be issued upon the exercise of common share purchase warrants issued to Staraim Enterprises Limited expiring June 22, 2010 at an exercise price of $0.0298 per share, (x) 16,668,750 shares of our common stock that could be issued upon the exercise of common share purchase warrants issued to Xentenial Holdings Limited expiring June 22, 2010 at an exercise price of $0.0298 per share, (xi) 225,000,000 shares of our common stock that could be issued upon the exercise of common share purchase warrants issued to Xentenial Holdings Limited expiring November 30, 2012 at an exercise price of $0.0298 per share, (xii) 225,000,000 shares of our common stock that could be issued upon the exercise of common share purchase warrants issued to Xentenial Holdings Limited expiring January 18, 2013 at an exercise price of $0.0298 per share, and (xiii) 41,925,000 shares of our common stock that could be issued upon the exercise of common share purchase warrants issued to Xentenial Holdings Limited expiring August 20, 2013 at an exercise price of $0.0298 per share. The convertible debentures and the share purchase warrants each contain a contractual restriction on beneficial share ownership that limits YA Global Investments LP and its affiliates, in the aggregate to beneficial ownership at any one time of 4.9% of our outstanding shares if each instrument is not in default. All instruments held by YA Global Investments and its affiliates are currently in default, and as a result such limitation may be waived by YA Global Investments and its affiliates without notice to the Company.  Because Staraim Enterprises Limited and Xentenial Holdings Limited are wholly owned by YA Global Investments LP, YA Global Investments LP is deemed to beneficially own all shares of our common stock held by them. Yorkville Advisors, the general partner of YA Global Investments LP, may also be deemed to beneficially own the securities of our company that are owned by YA Global Investments LP. Mark A. Angelo, the founder and President of YA Global Investments LP, has sole voting and dispositive power over the securities of our company that are beneficially owned by each of YA Global Investments LP, Xentenial Holdings Limited and Staraim Enterprises Limited.  The address of YA Global Investments LP is 101 Hudson Street, Suite 3606, Jersey City, NJ, USA, 07302.

(9) The total number of shares of our common stock beneficially owned by Staraim Enterprises Limited includes (i) 25,979,830,137 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $1,415,400 and interest of $662,9862 owed as at February 24, 2009 that matured unpaid on June 23 2008, and (ii) 4,162,500 shares of our common stock that could be issued upon the exercise of common share purchase warrants issued to Staraim Enterprises Limited expiring June 22, 2010 at an exercise price of $0.0298 per share.  The convertible debenture and the share purchase warrants each contain a contractual restriction on beneficial share ownership that limits Staraim Enterprises Limited to beneficial ownership, at any one time, of 4.9% of our outstanding shares if each instrument is not in default.  All instruments held by Staraim Enterprises Limited are currently in default, and as a result such limitation may be waived by Staraim Enterprises Limited without notice to the Company.  These shares of our common stock are held by either Staraim Enterprises Limited, a Cyprus company, or its wholly-owned subsidiary, Staraim Enterprises Limited, a New Brunswick corporation.  YA Global Investments owns all of the issued and outstanding securities of Staraim Enterprises Limited, and has voting and dispositive authority over all of the shares of common stock of our company that are owned by Staraim Enterprises Limited. Mark A. Angelo, the founder and President of YA Global Investments LP, is deemed to control YA Global Investments LP and therefore is deemed to be the beneficial owner of the securities of our company that are held by Staraim Enterprises Limited.  Mark Angelo disclaims beneficial ownership of these shares.  The address of Staraim Enterprises Limited is Athalassas 47, 2nd Floor, Office 202, Strovlos, PC 2012, Nicosia, Cyprus.

(10) The total number of shares of our common stock beneficially owned by Xentenial Holdings Limited includes 13,315,450,000 shares owned directly, plus: (i) 136,670,855,137 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $8,000,000 and interest of $2,933,668 owed as at February 24, 2009 that matured unpaid on June 23 2008, (ii) 27,011,591,781 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $1,800,000 and interest of $360,927 owed as at February 24, 2009, (iii) 22,059,055,651 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $1,500,000 and interest of $264,724 owed as at February 24, 2009, (iv) 1,359,914,726 shares of our common stock that could be issued upon the conversion of a 10% convertible debenture issued by our company with a principal balance remaining of $96,500 and interest of $12,293 owed as at February 24, 2009, (v) 6,307,364,897 shares of our common stock that could be issued upon the conversion of a 12% convertible debenture issued by our company with a principal balance remaining of $422,000 and interest of $82,589 owed as at February 24, 2009, (vi) 16,668,750 shares of our common stock that could be issued upon the exercise of common share purchase warrants issued to Xentenial Holdings Limited expiring June 22, 2010 at an exercise price of $0.0298 per share, (vii) 225,000,000 shares of our common stock that could be issued upon the exercise of common share purchase warrants issued to Xentenial Holdings Limited expiring November 30, 2012 at an exercise price of $0.0298 per share, (vii) 225,000,000 shares of our common stock that could be issued upon the exercise of common share purchase warrants issued to Xentenial Holdings Limited expiring January 18, 2013 at an exercise price of $0.0298 per share, and (ix) 41,925,000 shares of our common stock that could be issued upon the exercise of common share purchase warrants issued to Xentenial Holdings Limited expiring August 20, 2013 at an exercise price of $0.0298 per share.  The convertible debentures and the stock purchase warrants contain contractual restrictions on beneficial share ownership limiting Xentenial Holdings Limited's beneficial ownership to 4.9% of our outstanding shares of common stock except upon providing us with not less than 65 days prior notice if each instrument is not in default.  All instruments held by Xentenial Holdings Limited are currently in default, and as a result such limitation may be waived by Xentenial Holdings Limited without notice to the Company. The shares shown and the shares proposed to be sold are held directly by either Xentenial Holdings Limited, a Cyprus company, and/or its wholly-owned subsidiary, Xentenial Holdings Limited, a New Brunswick corporation.  All of the issued and outstanding securities of Xentenial Holdings Limited are owned by YA Global Investments LP, and YA Global Investments LP is therefore deemed to have voting and dispositive authority over the shares of our company owned by Xentenial Holdings Limited.  Mark A. Angelo, the founder and President of YA Global Investments LP, is deemed to control YA Global Investments LP and therefore is deemed to be the beneficial owner of the securities of our company that are held by Xentenial Holdings Limited.  Mark Angelo disclaims beneficial ownership of these shares.  The address of Xentenial Holdings Limited is Athalassas 47, 2nd Floor, Office 202, Strovlos, PC 2012, Nicosia, Cyprus.

(11) The total number of shares of our common stock beneficially owned by Starome Investments Limited includes: (i) 317,914,177,000 shares of our common stock that could be issued upon the conversion of the 10% convertible debenture issued by our company with a remaining principal amount of $19,208,198 and interest of $6,224,936 owed as at February 24, 2009, that matured unpaid on June 23, 2008, and (ii) 41,668,750 shares of our common stock that could be issued upon the exercise of common share purchase warrants expiring June 22, 2010 at an exercise price of $0.0298 per share. The convertible debenture and the common share purchase warrants each contain contractual restrictions on beneficial share ownership limiting Starome Investments Limited's beneficial ownership to 4.9% unless Starome Investments Limited waives such limitation by providing us with 65 day notice if each instrument is not in default.  All instruments held by Starome Investments Limited are currently in default, and as a result such limitation may be waived by Starome Investments Limited without notice to the Company.  The 10% convertible debenture and the share purchase warrants are held directly by either Starome Investments Limited, a Cyprus company, and/or its wholly-owned subsidiary, Starome Investments Limited, a New Brunswick corporation.  Prentice Capital Management, L.P. serves as investment manager to a number of investment funds (including Prentice Capital Partners, LP, Prentice Capital Partners GP, LP and Prentice Capital Offshore, Ltd.) and manages investments for certain entities in managed accounts with respect to which it has voting and dispositive authority over 100% of the shares of Starome Investments Limited. Michael Zimmerman is the Managing Member of (a) Prentice Management GP, LLC, the general partner of Prentice Capital Management and (b) Prentice Capital GP, LLC, the general partner of certain investment funds.  As such, he is deemed to control Prentice Capital Management and certain of the investment funds and therefore may be deemed to be the beneficial owner of the securities of our company that are held by Starome Investments Limited. Each of Michael Zimmerman and Prentice Capital Management disclaims beneficial ownership of these securities of our company.  The address of Starome Investments Limited is Athalassas 47, 2nd Floor, Office 202, Strovlos, PC 2012, Nicosia, Cyprus.

(12) The total number of shares of our common stock beneficially owned by TAIB Bank B.S.C. includes 7,352,712,842 shares of our common stock that could be issued upon the conversion of the remaining balance of $439,650 of the 10% convertible debenture issued by our Company and interest of $148,567 owed at February 24, 2009 that matured unpaid on October 31, 2008. This debenture contains contractual restrictions on beneficial share ownership limiting TAIB Bank B.S.C.’s beneficial ownership to 4.99% unless TAIB Bank B.S.C. waives such limitation. This debenture is currently in default, and as a result such limitation may be waived by TAIB Bank B.S.C. without notice to the Company.  TAIB Bank, B.S.C. has authorized Larry Chaleff to exercise dispositive powers with respect to the shares offered by TAIB Bank, B.S.C. Mr. Chaleff disclaims beneficial ownership of the shares offered by TAIB Bank, B.S.C.  The address of TAIB Bank, B.S.C. is 450 Park Avenue, Suite 1902, New York, NY, USA, 10022.

(13) The total number of shares of our common stock beneficially owned by Certain Wealth, Ltd. includes 482,522,945 shares of our common stock that could be issued upon the conversion of the remaining balance of $15,650 of the 10% convertible debenture issued by our Company and interest of $22,952 owed at February 24, 2009 that matured unpaid on October 31, 2008. This debenture contains contractual restrictions on beneficial share ownership limiting Certain Wealth, Ltd.’s beneficial ownership to 4.99% unless Certain Wealth, Ltd. waives such limitation. This debenture is currently in default, and as a result such limitation may be waived by Certain Wealth, Ltd. without notice to the Company.  Certain Wealth, Ltd. has authorized Larry Chaleff to exercise dispositive powers with respect to the shares offered by Certain Wealth ,Ltd. Mr. Chaleff disclaims beneficial ownership of the shares offered by Certain Wealth, Ltd.  The address of Certain Wealth, Ltd. is 450 Park Avenue, Suite 1902, New York, NY, USA, 10022.

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

10.76	Agreement between GE Sensing Inc. and SmarTire Systems Inc. dated August 3, 2007 (22)

10.77	Convertible debenture dated as of August 20, 2007 issued by SmarTire Systems Inc. to Xentenial Holding Limited (22)

10.78	Waiver letter between us and YA Global Investments, L.P. dated November 7, 2007 (22)

10.79	Waiver letter from Starome Investements Limited dated November 7, 2007 (22)

10.80	Securities Purchase Agreement dated November 19, 2007 by and between SmarTire Systems Inc. and Xentenial Holdings Limited. (23)

10.81	Securities Purchase Agreement dated November 19, 2007 by and between SmarTire Systems Inc. and Xentenial Holdings Limited. (23)

10.82	Convertible Debenture November 19, 2007 issued by SmarTire Systems Inc. to Xentenial Holdings Limited. (23)

10.83	Amendment No. 2 to investor registration rights agreement by and between SmarTire Systems Inc. and Xentenial Holdings Limited dated November 19, 2007. (23)

10.84	Form of Share Purchase Warrant issued by SmarTire Systems Inc. to Xentenial Holdings Limited on November 30, 2007. (23)

10.85	Securities Purchase Agreement dated November 30, 2007 by and between SmarTire Systems Inc. and Xentenial Holdings Limited. (23)

10.86	Form of Convertible Debenture dated November 30, 2007 issued by SmarTire Systems Inc. to Xentenial Holdings Limited. (23)

Exhibit
Number	Description

10.87	Amendment No. 3 to investor registration rights agreement by and between SmarTire Systems Inc. and Xentenial Holdings Limited dated November 30, 2007. (23)

10.88	November 30, 2007 Assignment agreement by and between Xentenial Holdings Limited, Staraim Enterprises Ltd. and SmarTire Systems Inc. (23)

10.89	Convertible debenture dated as of January 18, 2007 issued by SmarTire Systems Inc. to Xentenial Holdings Limited. (24)

10.90	Letter dated as of January 17, 2008 by SmarTire Systems Inc. to Xentenial Holdings Limited to fix interest rate on November 30, 2007 debenture. (24)

10.91	Waiver letter between us and YA Global Investments, L.P. dated March 11, 2008. (25)

10.92	Convertible Debenture dated June 20, 2008 issued by SmarTire Systems Inc. to Xentenial Holdings Limited. (26)

10.93	Convertible Debenture dated August 1, 2008 issued by SmarTire Systems Inc. to Xentenial Holdings Limited. (27)

10.94	Convertible Debenture dated August 15, 2008 issued by SmarTire Systems Inc. to Xentenial Holdings Limited. (28)

10.95	Asset Purchase Agreement dated December 4, 2008 amongst Bendix CVS Canada, Inc., Bendix Commercial Vehicle Systems LLC, SmarTire Systems, Inc., SmarTire Technologies, Inc., and SmarTire USA, Inc. (29)

10.96	Liquidation Agreement dated December 4, 2008 amongst YAA Global Investments LP, Xentenial Holdings Ltd., Staraim Enterprises Ltd., Starome Investments Ltd., SmarTire Systems, Inc., SmarTire Technologies, Inc., And SmarTire USA, Inc. (filed herewith)

10.97	Voting Arrangement Agreement dated December 4, 2008 amongst Bendix CVS Canada Inc., SmarTire Systems Inc., YA Global Investments, L.P., Xentenial Holdings Limited, and Staraim Enterprises Limited (filed herewith)

10.98	Bridge Noted dated December11, 2008 (filed herewith)

14.1	Code of Business Conduct and Ethics Compliance Program (10)

21.1	Subsidiaries of Small Business Entity (filed herewith)

23.1	Consent of BDO Dunwoody LLP (filed herewith)

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley-Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley-Act of 2002 (filed herewith)

Footnotes to Exhibit Table
(1)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-KSB filed with the Securities and Exchange Commission on August 18, 1998

(2)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on December 23, 2003.

(3)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on December 21, 2004.

(4)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on March 29, 2005.

(5)	Incorporated by reference to SmarTire Systems Inc.'s 8-K filed with the Securities Exchange Commission on April 1, 2005, as amended.

(6)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities Exchange Commission on December 15, 2005.

(7)	(7) Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities Exchange Commission on January 11, 2006.

(8)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on February 27, 2006.

(9)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on April 12, 2006.

(10)	Incorporated by reference to SmarTire System Inc.’s Form 10-KSB filed with the Securities Exchange Commission on October 30, 2006.

(11)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on October 26, 2006.

(12)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on November 8, 2006.

(13)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities Exchange Commission on December 15, 2006.

(14)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2 filed with the Securities Exchange Commission on January 10, 2007.

(15)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on January 26, 2007.

(16)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on January 29, 2007.

Footnotes to Exhibit Table

(17)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on February 5, 2007.

(18)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on February 15, 2007.

(19)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on February 20, 2007.

(20)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on April 24, 2007.

(21)	Incorporated by reference to SmarTire Systems Inc.'s Form SB-2/A filed with the Securities Exchange Commission on May 25, 2007.

(22)	Incorporated by reference to SmarTire System Inc.’s Form 10-KSB filed with the Securities Exchange Commission on November 9, 2007.

(23)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities Exchange Commission on December 14, 2007.

(24)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on January 24, 2008.

(25)	Incorporated by reference to SmarTire Systems Inc.'s Form 10-QSB filed with the Securities Exchange Commission on March 17, 2008.

(26)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on June 24, 2008.

(27)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on August 7, 2008.

(28)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on August 21, 2008.

(29)	Incorporated by reference to SmarTire System Inc.’s 8-K filed with the Securities Exchange Commission on December 12, 2008.

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

/s/ David Dodge
----------------------------------------------------
David Dodge, Interim Chief Financial Officer
(Principal Financial and Accounting Officer, Principal Executive Officer)

Date: March 3, 2009

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2009:

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