Form 10-Q
period 2008-10-31
SMARTIRE SYSTEMS INC
filed 2009-05-28
CIK 1057293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended October 31, 2008.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ____________

Commission file number 0-24209

SMARTIRE SYSTEMS INC.

(Exact name of small business issuer as specified in its charter)

British Columbia, Canada	Not applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5781 Lee Blvd., Suite 208, Box 243
Lehigh Acres, FL 33971
(Address of principal executive offices)

239-691-1873
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Smaller reporting company ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of shares of our common stock outstanding at May 28, 2009 was 19,342,461,198.

PART I - FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING THE EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR JULY 31, 2008 FORM 10-KSB. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM  1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited and SmarTire Technologies Inc. (“we,” “us,” “our,” “SmarTire,” and the “Company”) as of October 31, 2008 and for the three months ended October 31, 2008 and 2007 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the three months ended October 31, 2008 and 2007 include all adjustments necessary in order to ensure that the financial statements are not misleading. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2008 annual consolidated financial statements. All adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the Company’s July 31, 2008 annual consolidated financial statements.

Operating results for the three months ended October 31, 2008 are not necessarily indicative of the results that can be expected for the year ending July 31, 2009.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

	October 31,	July 31,
	2008	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$175,508	$27,057
Receivables, net of allowance for doubtful accounts
of $10,000 (July 31, 2008 - $10,000)	254,939	418,995
Prepaid expenses	198,408	62,548
Assets held for sale (note 4)	1,653,208	2,179,710

	$2,282,063	$2,688,310

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable and accrued liabilities (notes 5 and 11)	$1,842,690	$2,657,703
Current portion of convertible debentures (note 6)	34,408,898	35,068,398
Current portion of preferred shares, subject to mandatory redemption (note 7)	3,643,355	3,604,470
Current portion of accrued interest on convertible debentures, payable in shares (note 6(c) to (k))	9,195,260	8,347,538
Liabilities held for sale (note 4)	466,033	313,106
	49,556,236	49,991,215

Capital deficit:
Share capital (note 8)
Common shares, without par value:
Unlimited shares authorized
6,027,011,198 shares issued and outstanding (July 31, 2008 - 5,907,011,198)	73,656,963	73,632,963
Additional paid-in capital	34,250,191	34,210,776
Accumulated deficit	(157,588,734)	(156,048,743)
Accumulated other comprehensive income	2,407,407	902,099
	(47,274,173)	(47,302,905)

	$2,282,063	$2,688,310

Going concern (note 2)
Contingency (note 12)
Subsequent events (note 13)
See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007
(Unaudited)

	October 31,	October 31,
	2008	2007

Earnings (expenses):
General and administrative	$(107,536)	$(215,164)
Other income - settlement from lawsuit (note 10)	1,800,000	-
Interest income	1,277	4,312
Interest and financing expense (note 9)	(997,547)	(5,021,653)
Foreign exchange gain (loss)	(1,654,636)	664,022

Loss from continuing operations	(958,442)	(4,568,483)

Discontinued operations:
Loss from operations of discontinued business (note 4)	(581,549)	(800,034)

Loss for the period	(1,539,991)	(5,368,517)

Accrued dividends and accretion on preferred shares (note 7)	(38,885)	(38,885)

Loss available to common stockholders	$(1,578,876)	$(5,407,402)

Basic and diluted loss per share from continuing operations	$(0.00)	$(0.01)
Basic and diluted loss per share from discontinued operations	$(0.00)	$(0.00)
Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of common shares used in
the computation of basic and diluted loss per share	5,955,272,068	500,750,332

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Comprehensive Loss
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007
(Unaudited)

	October 31,	October 31,
	2008	2007

Loss for the period	$(1,539,991)	$(5,368,517)
Translation adjustment	1,505,308	(438,742)

Comprehensive loss for the period	$(34,683)	$(5,807,259)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007
(Unaudited)

	October 31,	October 31,
	2008	2007
Cash provided by (used in):
Operating activities:
Net loss	$(1,539,991)	$(5,368,517)
Adjust for loss from discontinued operations	581,549	800,034
Items not affecting cash:
Non-cash interest and finance charges	963,847	4,991,129
Unrealized foreign exchange (gain) loss on financing activities	1,654,636	(629,595)
Changes in non-cash working capital:
Receivables	129,802	13,245
Prepaid expenses	(160,324)	(21,076)
Accounts payable and accrued liabilities	(572,635)	312,677

Net cash provided by operating activities of continuing operations	1,056,884	97,897
Net cash used in operating activities of discontinued operations	(182,915)	(668,073)

Net cash provided by (used in) operating activities	873,969	(570,176)

Investing activities:
Net cash used in investing activities of discontinued operations	-	(47,209)

Financing activities:
Proceeds from convertible debentures (note 6)	252,500	350,000
Financing costs (note 6)	(26,500)	(35,000)
Repayment of convertible debentures in cash (note 6)	(900,000)	-

Net cash provided by (used in) financing activities	(674,000)	315,000

Effect of exchange rate difference on cash and cash equivalents	(51,518)	60,215

Net increase (decrease) in cash and cash equivalents	148,451	(242,170)

Cash and cash equivalents, beginning of period	27,057	350,018

Cash and cash equivalents, end of period	$175,508	$107,848

Supplementary information:
Interest and finance charges paid	$14,547	$12,649
Non-cash investing and financing activities:
Conversion of convertible debentures to common shares (note 6)	12,000	404,970
Proceeds of convertible debentures allocated to beneficial conversion feature (note 6)	89,625	-
Issuance of warrants for services rendered	-	1,694
Issuance of common shares for services and partial consideration to settle debt	-	17,230
Proceeds of convertible debentures allocated to warrants	-	200,121

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Capital Deficit
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 (Unaudited)

	Common Shares		Additional	Accumulated	Accumulated
	Shares	Amount	paid-in	deficit	other
			capital		comprehensive	Capital
					income	deficit
		$	$	$	$	$

Balance as at July 31, 2008	5,907,011,198	73,632,963	34,210,776	(156,048,743)	902,099	(47,302,905)

Conversion of convertible debentures into common shares (note 6)	120,000,000	24,000	(12,000)	-	-	12,000
Stock-based compensation (note 8 (c))	-	-	675	-	-	675
Intrinsic value of beneficial conversion feature (note 6)	-	-	89,625	-	-	89,625
Accrued dividends and accretion on preferred shares (note 7)	-	-	(38,885)	-	-	(38,885)
Loss for the period	-	-	-	(1,539,991)	-	(1,539,991)
Translation adjustment	-	-	-	-	1,505,308	1,505,308
Balance as at October 31, 2008	6,027,011,198	73,656,963	34,250,191	(157,588,734)	2,407,407	(47,274,173)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

1.	Nature of Operations:

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

On December 11, 2008, the Company completed the sale of its tire pressure monitoring system business (the “TPMS Business”), along with substantially all of its assets and certain of its liabilities (the “Asset Sale”), to Bendix Commercial Vehicle Systems LLC.  The Company retains the right to receive future earn-out payments due pursuant to the Asset Sale, as well as to litigate certain of SmarTire’s tire pressure monitoring related patents.  The Company also retains certain operating liabilities and all of the convertible debt and convertible preferred stock that was outstanding prior to the Asset Sale (refer to note 4 for additional details).

2.	Going Concern:

The Company has incurred recurring operating losses, and as of October 31, 2008 has an accumulated deficit of $157,588,734 and a working capital deficiency of $47,274,173, of which $45,431,483 is potentially convertible into shares of common stock of the Company, subject to certain restrictions as described in note 6(l). After the Asset Sale, the Company’s business consists solely of attempting to license its patents, and collecting amounts due under the earn-out, and the Company will have no full-time employees and three part-time consultants.  The Company retained approximately $1.2 million of operating liabilities that were not transferred in the Asset Sale.  The Company also retained all of its outstanding secured convertible debentures and convertible preferred stock, all of which were in default as of October 31, 2008, and which are more fully described in notes 6 and 7.

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
Three months ended October 31, 2008 and 2007

3.	Significant accounting policies:

(a)	Basis of presentation:

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited, and SmarTire Technologies Inc. All inter-company balances and transactions have been eliminated.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended July 31, 2008. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending on July 31, 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

(b)	Recent accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of FAS 157 are effective fiscal years beginning after November 15, 2007.  The Company adopted this pronouncement for its fiscal year beginning August 1, 2008.  Adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted this pronouncement for its fiscal year beginning August 1, 2008.  Adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non controlling Interests in Consolidated Financial Statements – an amendment to ARB No.51 (“FAS 160”).  This statement Amends ARB 51 to establish accounting and reporting standards for a non-controlling interest in a subsidiary and for deconsolidation of a subsidiary. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement may not be applied before that date. The Company is currently evaluating the impact of this statement.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

3.	Significant accounting policies:

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. Based on current conditions, the Company does not expect the adoption of FAS 161 to have a significant impact on the Company’s consolidated financial statements.

In May 2008, FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles. This pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to our own stock, including instruments similar to our convertible notes and warrants to purchase our stock. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

4.	Discontinued Operations and Assets and Liabilities Held for Sale:

On December 11, 2008, the Company completed the sale of its TPMS Business, along with substantially all of its assets and certain of its liabilities, to Bendix Commercial Vehicle Systems LLC (the “Buyer”).  The Company retains the right to receive future earn-out payments due pursuant to the Asset Sale, as well as to litigate certain of SmarTire’s tire pressure monitoring related patents.  The Company also retains certain operating liabilities and all of the convertible debt and convertible preferred stock that was outstanding prior to the Asset Sale.  The material terms of the Asset Sale were as follows (refer to Note 13 (a) for additional details):

•
The sale price was $2,500,000 cash at closing, plus an earn-out amount in each of the five years after closing based on a percentage of tire pressure monitoring system sales made or license fees received by the Buyer during that period, with a minimum earn-out of $500,000, of which $250,000 was due on March 1, 2009 (this payment has not been received as of the date of this filing but is expected to be received shortly thereafter), and $250,000 is payable by March 1, 2010. YA Global Investments LP, Xentenial Holdings Limited, Staraim Enterprises Limited, and Starome Investments Limited (collectively, the “Debtholders”) will receive all of these proceeds as a result of their position as secured creditors of the company.

•
The earn-out is based on future revenues generated by the Buyer from the TPMS Business, and any amounts earned by the Company above the minimum earn-out are payable to us from the Buyer on an annual basis for a period of five years.  Amounts due from the Buyer to us pursuant to the earn-out provision shall be equal to (a) 10% of sales of tire pressure monitoring products generated by the Buyer (net of returns, allowances, freight, and duties) between $2,000,000 and $10,000,000 in any given earn-out year, plus (b) 15% sales of tire pressure monitoring products generated by the Buyer (net of returns, allowances, freight, and duties) that exceeds $10,000,000 in any given earn-out year.  The first earn-out year begins on December 11, 2008 and ends on December 11, 2009.  New earn-out years thereafter begin on December 11, 2009 and for each year after until five full earn-out years have been completed. Amounts due under the earn-out are payable from the Buyer to us within 45 days of the end of each earn-out period.  Our sales of $3,140,413 for our last fiscal year ended July 31, 2008 exceeded the minimum sales called for by the earn-out, and would have equated to an earn-out of approximately $114,000 under this formula.

•	The Company retains the right to license two of the tire pressure monitoring patents that it developed before the Asset Sale.

•
The Buyer did not acquire or assume our secured convertible debentures or convertible preferred stock, and as a result those obligations remain as an outstanding obligation of the Company. The Company also retained approximately $1.2 million in trade liabilities that were not transferred to the Buyer.

•
After the transaction, the Company’s business consists solely of attempting to license these patents, and collecting amounts due under the earn-out, and we have no full-time employees and three part-time consultants.

The Company has analyzed the pertinent facts of the transaction with respect to the criteria outlined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lives Assets” (“SFAS 144”), and has determined that all of the criteria for classification as “held for sale” were met as of October 31, 2008 and continue to be met. Accordingly, the Company is reporting the operating results of the TPMS Business as Discontinued Operations, and the assets and liabilities relating to the TPMS Business as Held for Sale for all periods presented in this filing.  Assets Held for Sale are not depreciated or amortized.  The disposal transaction will be reflected in the Company’s financial statements for its fiscal quarter ended January 31, 2009.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

4.	Discontinued Operations and Assets and Liabilities Held for Sale (continued):

The operating results of the TPMS Business classified as discontinued operations are shown in the following table for the three months ended October 31, 2008 and 2007.  There is no tax expense or benefit to report due to the Company’s net operating loss carry forward tax position.

	October 31,	October 31,
	2008	2007

Revenue	$678,709	$923,026

Cost of goods sold	506,578	796,754
	172,131	126,272

Expenses:
Depreciation and amortization	10,225	64,285
Engineering, research and development	379,571	492,505
General and administrative	167,959	297,703
Marketing	143,603	254,625
	701,358	1,109,118

Loss from operations	(529,227)	(982,846)

Other earnings (expenses):
Foreign exchange gain (loss)	(52,322)	182,812
	(52,322)	182,812

Loss from operations of discontinued business	$(581,549)	$(800,034)

Revenue from external customers by geography (based on customer location) included in discontinued operations for the three months ended October 31, 2008 and 2007, was as follows:

	Three months ended
	October 31,	October 31,
	2008	2007

United Kingdom	$340,700	$453,497
United States	321,255	394,339
Other	16,754	75,190

	$678,709	$923,026

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

4.	Discontinued Operations and Assets and Liabilities Held for Sale (continued):

Major customers, representing 10% or more of total sales, include:

	Three months ended
	October 31,	October 31,
	2008	2007

Customer A	$276,828	$378,451
Customer B	78,577	177,527
Customer C	81,621	78,494

	$437,026	$634,472

All sales relate to the discontinued business, and as such are reflected under the caption “Loss from operations of discontinued business” in the accompanying consolidated statement of operations.

The assets and liabilities of the TPMS Business classified as held for sale are shown in the following table.

	October 31,	July 31,
	2008	2008

ASSETS

Current assets:
Inventory	$1,037,727	$1,561,147
Prepaid expenses and other	157,507	27,338
	1,195,234	1,588,485

Property and equipment	457,974	591,225

Assets held for sale	1,653,208	2,179,710

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	466,033	313,106

Liabilities held for sale	$466,033	$313,106

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

4.	Discontinued Operations and Assets and Liabilities Held for Sale (continued):

Inventory included in assets held for sale consisted of:

	October 31,	July 31,
	2008	2008

Raw materials	$309,269	$308,870
Work-in-process	169,909	265,847
Finished goods	558,549	986,430

	$1,037,727	$1,561,147

As at October 31, 2008, 70% (July 31, 2008- 70%) of the Company's property and equipment were in Canada and 70% (July 31, 2008- 30%) were in the U.S.  All property and equipment is reflected under the caption “Assets held for sale” in the accompanying consolidated balance sheet.

During the three months ended October 31, 2008, the discontinued TPMS Business used $182,915 cash in operating activities (three months ended October 31, 2007 - $668,073), and $nil in investing activities (three months ended October 31, 2007 - $47,209).

During the three months ended October 31, 2008, the Company incurred $71,507 of disposal-related costs, consisting of legal and advisory fees incurred in connection with the Asset Sale.  These costs are included in Assets Held for Sale  on the accompanying consolidated balance sheet.

Results of operations for the discontinued TPMS Business are included in the line item entitled “Loss from operations of discontinued business” on the accompanying consolidated statement of operations for all periods presented.  Balance sheet items related to the discontinued TPMS Business are included in the line items entitled “Assets held for sale” and “Liabilities held for sale” on the accompanying consolidated balance sheet for all periods presented.

Because the results of the discontinued TPMS Business have already been removed from the Company’s continuing operations and classified as discontinued operations for the three months ended October 31, 2008 and 2007, pro forma financial statements are not presented herein.

5.	Accounts payable and accrued liabilities:

	October 31,	July 31,
	2008	2008

Accounts payable	$464,603	$1,063,025
Accrued liabilities	316,816	569,282
Due to directors	323,375	305,375
Interest payable on convertible debentures	737,896	720,021

	$1,842,690	$2,657,703

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

6.  Convertible debentures:

The Company has entered into a number of convertible debt instruments. The following table denotes the face value of each of these convertible debentures and provides a summary of the balance of convertible debentures outstanding as at October 31, 2008 and July 31, 2008. Each convertible debenture is also described in detail as specified in the table below.

	Note 6 (a)	Note 6 (b)	Note 6 (c)	Note 6 (d)	Note 6 (e)	Note 6 (f)
	5%	5%	10%	10%	10%	10%
Original face value of convertible debenture	$195,000	$1,500,000	$30,000,000	$1,200,000	$1,800,000	$1,500,000

Debt component, as at July 31, 2008	10,000	1,420,000	28,629,598	455,300	1,800,000	1,500,000

Issued	-	-	-	-	-	-
Finance fees paid to debenture holder/related company of debenture holder	-	-	-	-	-	-
Intrinsic value of beneficial conversion feature of convertible debentures	-	-	-	-	-	-

Interest accretion	-	-	-	-	-	-

Conversion of debt to common shares	-	-	(12,000)	-	-	-

Repayment of debentures in cash	-	-	(900,000)	-	-	-

Debt component, as at October 31, 2008	10,000	1,420,000	27,717,598	455,300	1,800,000	1,500,000

Less current portion, as at October 31, 2008	(10,000)	(1,420,000)	(27,717,598)	(455,300)	(1,800,000)	(1,500,000)
Long term portion of debt component, as at October 31, 2008	$-	$-	$-	$-	$-	$-
Remaining face value of convertible debenture as at October 31, 2008	$10,000	$1,420,000	$27,717,598	$455,300	$1,800,000	$1,500,000

	Note 6 (g)	Note 6 (h)	Note 6 (i)	Note 6 (j)	Note 6 (k)
	10%	12%	12%	12%	12%	Total
Original face value of convertible debenture	$96,500	$888,000	$269,000	$152,500	$100,000	37,701,000

Debt component, as at July 31, 2008	96,500	888,000	269,000	-	-	35,068,398

Issued	-	-	-	152,500	100,000	252,500
Finance fees paid to debenture holder/related company of debenture holder	-	-	-	(26,500)	-	(26,500)
Intrinsic value of beneficial conversion feature of convertible debentures	-	-	-	(64,625)	(25,000)	(89,625)

Interest accretion	-	-	-	91,125	25,000	116,125

Conversion of debt to common shares	-	-	-	-	-	(12,000)

Repayment of debentures in cash	-	-	-	-	-	(900,000)

Debt component, as at October 31, 2008	96,500	888,000	269,000	152,500	100,000	34,408,898

Less current portion, as at October 31, 2008	(96,500)	(888,000)	(269,000)	(152,500)	(100,000)	(34,408,898)
Long term portion of debt component, as at October 31, 2008	$-	$-	$-	$-	$-	$-
Remaining face value of convertible debenture as at October 31, 2008	$96,500	$888,000	$269,000	$152,500	$100,000	$34,408,898

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

6.	Convertible debentures (continued):

(a)	$195,000 – 5% convertible debenture issued on December 15, 2004

On December 15, 2004, the Company closed a $195,000 private placement bearing interest at 5% per annum and maturing on December 15, 2006.  As at July 31, 2005, as a result of a default, the Company had accreted the original assigned debt component to its full face value, and therefore, there is no accretion expense on this debenture for the three months ending October 31, 2008 and 2007.

No conversions or repayments were made against this debenture during the three months ended October 31, 2008 or 2007.  As at October 31, 2008, there remains $10,000 of principal and $1,896 of accrued interest outstanding.  The holder of the debenture has not requested repayment or conversion and therefore the Company continues to disclose the amount as a current liability.

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

For accounting purposes, the Company calculated the intrinsic value of the beneficial conversion feature to $1,499,999 and recorded it as additional paid-in capital.  During the year ended July 31, 2006, the loan became in default as a result of the Company not obtaining an extension from the holder relating to the deferral of all principal and interest.  As a result of the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2006.  Consequently, the Company did not record any accretion expense on this debenture for the three months ended October 31, 2008 or 2007.

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in note 6(l).

No conversions were made relating to this debenture during the three months ended October 31, 2008 or 2007.  As at October 31, 2008, the Company was in arrears on payments of principal and interest in the amount of $1,420,000 and $236,000 (July 31, 2008 - $218,250) (included in accounts payable and accrued liabilities) respectively.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

6.	Convertible debentures (continued):

(c)	$30,000,000 - 10% convertible debentures issued on June 23, 2005

On June 30, 2005 (as amended on December 30, 2005), the Company closed a private placement of unsecured convertible debentures in the aggregate principal amount of $30 million.  The Company also issued 62,500,000 warrants exercisable at $0.16 per share with an expiry period of five years.  The convertible debentures bear interest at 10% per annum and matured on June 23, 2008.

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

This debenture is also subject to a registration rights agreement, as described in note 6(l).

As at October 31, 2008, the Company has accrued $8,898,934 (July 31, 2008 - $8,190,438) in interest based on the terms of the amended convertible debenture of which $500,000 (July 31, 2008 - $500,000) is included in accounts payable and accrued liabilities and the remainder of $8,398,934 (July 31, 2008 - $7,690,438) is included in accrued interest on convertible debentures payable in shares.  The amount included in accounts payable and accrued liabilities related to cash interest payable prior to the amendment of the convertible debentures on December 30, 2005.

As a result of the issuance of the November 2006 10% convertible debenture (note 6 (d)) and the anti-dilution provisions, the conversion price for the outstanding principal for these convertible debentures was reduced to the lesser of:

(i)	$0.0573 and;

(ii)
80% of the lowest volume weighted average price of the Company’s common stock during the thirty trading days preceding the conversion date as quoted by Bloomberg, LP.   As a result of this reset, the Company recorded an incremental beneficial conversion feature of $295,885 against the carrying value of the debentures at the time the reset occurred on November 7, 2006, with the additional discount to be amortized to interest over the life of the debentures.

In addition, on November 7, 2006, the Company repriced the 62,500,000 warrants originally issued in connection with this convertible debenture from $0.16 per share to $0.0298 per share (with all other terms remaining the same).  The Company accounted for the repricing as a modification under SFAS No. 123R and recorded the net incremental fair value of $450,000 as interest and financing expense during the year ended July 31, 2007.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

6.	Convertible debentures (continued):

During the three months ended October 31, 2008, holders of the 10% convertible debentures converted $12,000 of principal (three months ended October 31, 2007 - $281,200) into 120,000,000 (three months ended October 31, 2007 – 56,000,000) common shares of the Company.  Also during the three months ended October 31, 2008, the Company made a cash repayment against the principal of this debenture in the amount of $900,000 (three months ended October 31, 2007 – $Nil).

This debenture matured unpaid on June 23, 2008, at which time the Company accreted the original assigned debt component to its full face value.  Accordingly, there was no accretion of this debenture during the three months ended October 31, 2008 (three months ended October 31, 2007 - $3,633,890).  As at October 31, 2008, the Company was in arrears on payments of principal and interest in the amount of $27,717,598 and $8,898,934, respectively.  Because this debenture has matured, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

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

In addition, the agreement contains similar anti-dilution provisions as those described in note 6(c).  This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in note 6(l).

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

6.	Convertible debentures (continued):

During the three months ended October 31, 2008, holders did not convert any principal into common shares of the Company. During the three months ended October 31, 2007, holders converted principal of $123,770 into 26,653,571 common shares of the Company.

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture in excess of $100,000 qualifies as an event of default under this debenture.  The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 6 (c)). A holder of a portion of the $30,000,000 10% convertible debentures was also the holder of this debenture. Due to the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2008.  Accordingly, there was no accretion of this debenture during the three months ended October 31, 2008 (three months ended October 31, 2007 - $134,039).  As at October 31, 2008, the Company was in arrears on payments of principal and interest in the amount of $455,300 and $157,050, respectively.  Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

In connection with these debentures, the Company entered into a registration rights agreement, as described in note 6(l).  A registration statement for the securities underlying these debentures was declared effective on June 15, 2007 by the Securities Exchange Commission.   However, the Company registered only 87,958,115 of the shares of the Company’s common stock, which is less than the 150,000,000 agreed to in the registration statement. As such, management may be required to register additional shares underlying the convertible debentures. While management will apply its best efforts to register additional shares if required, there can be no assurances that the Company will succeed in obtaining the required approvals.   These debentures contain contractual restrictions on beneficial share ownership limiting beneficial ownership to 4.99% unless the debenture holders waive such limitation.  These limitations may be waived by the holder due to the default status of the debenture.

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

This debenture is also subject to a registration statement agreement and beneficial ownership limitations, as described in note 6(l).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

6.	Convertible debentures (continued):

The intrinsic value of the beneficial conversion feature, being $886,302 was allocated to additional paid-in capital at inception.  The remaining amount of $718,698 (net of $195,000 in finance fees paid to the holder) was allocated to the debt component and is being accreted over the life of the debenture to the original face value using the effective interest rate method.

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture.  The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 6 (c)).  The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture.  Due to the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2008.  Accordingly, there was no accretion of this debenture during the three months ended October 31, 2008 (three months ended October 31, 2007 - $106,669).  As at October 31, 2008, the Company was in arrears on payments of principal and interest in the amount of $1,800,000 and $303,723, respectively.  Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

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

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in note 6(l).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

6.	Convertible debentures (continued):

The intrinsic value of the beneficial conversion feature related to the April 27, 2007 $1,150,000 convertible debenture, being $534,401, was allocated to additional paid-in capital.  The remaining amount of $480,599 (net of $135,000 in finance fees paid to the holder) was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method.  The intrinsic value of the beneficial conversion feature related to the August 20, 2007, $350,000 convertible debenture, being $200,121, was allocated to additional paid-in capital.  The remaining amount of $114,879 (net of $35,000 in finance fees paid to the holder) was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture.  The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 6 (c)).  The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture.  Due to the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2008 and reclassified long term amounts to current liabilities as of July 31, 2008.  Accordingly, there was no accretion of this debenture during the three months ended October 31, 2008 (three months ended October 31, 2007 - $47,262). As at October 31, 2008, the Company was in arrears on payments of principal and interest in the amount of $1,500,000 and $217,053, respectively.  Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

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

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in note 6(l).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

6.	Convertible debentures (continued):

The intrinsic value of the beneficial conversion feature, being $35,625 was allocated to additional paid-in capital.  The remaining amount of $49,375 (net of $11,500 in finance fees paid to the holder) was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method.

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture.  The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 6 (c)).  The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture.  Due to the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2008 and reclassified long term amounts to current liabilities as of July 31, 2008.  Accordingly, there was no accretion of this debenture during the three months ended October 31, 2008 (three months ended October 31, 2007 - $nil). As at October 31, 2008, the Company was in arrears on payments of principal and interest in the amount of $96,500 and $9,226, respectively.  Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

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

These debentures are also subject to a registration rights agreement and beneficial ownership limitations, as described in note 6(l).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

6.	Convertible debentures (continued):

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

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture.  The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 6 (c)).  The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture.  Due to the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2008 and reclassified long term amounts to current liabilities as of July 31, 2008.  Accordingly, there was no accretion of this debenture during the three months ended October 31, 2008 (three months ended October 31, 2007 - $nil). As at October 31, 2008, the Company was in arrears on payments of principal and interest in the amount of $888,000 and $90,368, respectively.  Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

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

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in note 6(l).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

6.	Convertible debentures (continued):

The intrinsic value of the beneficial conversion feature, being $98,250 was allocated to additional paid-in capital.  The remaining amount of $139,750 (net of $31,000 in finance fees paid to the holder) was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method.

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture.  The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 6 (c)).  The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture.  Due to the default, the Company fully accreted the remaining debt discount on this debenture during the year ended July 31, 2008 and reclassified long term amounts to current liabilities as of July 31, 2008.  Accordingly, there was no accretion of this debenture during the three months ended October 31, 2008 (three months ended October 31, 2007 - $nil).  As at October 31, 2008, the Company was in arrears on payments of principal and interest in the amount of $269,000 and $11,762, respectively.  Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

(j)	$152,500 – 12% convertible debenture issued August 1, 2008

On August 1, 2008, the Company issued a secured convertible debenture with a face value of $152,500. The Company paid fees of $26,500 upon closing to the holders.  The convertible debenture bears interest at 12% per annum, and has a contractual maturity date of August 1, 2011.  Interest is payable at maturity in cash or shares of the Company’s common stock, at the option of the Company.

The convertible debentures are convertible into shares of the Company at the then effective conversion price. The conversion price in effect on any conversion date shall be equal to the lesser of:

v)	$0.0573 and;

vi)	80% of the lowest volume weighted average price of our common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in note 6(l)

The intrinsic value of the beneficial conversion feature, being $64,625 was allocated to additional paid-in capital.  The remaining amount of $61,375 (net of $26,500 in finance fees paid to the holder) was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method.

This debenture was considered in default at its issuance, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture.  The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 6 (c)).  The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture.  Due to the default, the Company immediately accreted the full debt discount in the amount of $91,125 to reflect the debt at full face value.  As at October 31, 2008, the Company was in arrears on payments of principal and interest in the amount of $152,500 and $4,613, respectively.  Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

6.	Convertible debentures (continued):

(k)	$100,000 – 12% convertible debenture issued August 15, 2008

On August 15, 2008, the Company issued a secured convertible debenture with a face value of $100,000. The Company did not pay any fees upon closing.  The convertible debenture bears interest at 12% per annum, and has a contractual maturity date of August 15, 2011.  Interest is payable at maturity in cash or shares of the Company’s common stock, at the option of the Company.

The convertible debentures are convertible into shares of the Company at the then effective conversion price. The conversion price in effect on any conversion date shall be equal to the lesser of:

vii)	$0.0573 and;

viii)	80% of the lowest volume weighted average price of our common stock during the thirty (30) trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in note 6(l).

The intrinsic value of the beneficial conversion feature, being $25,000 was allocated to additional paid-in capital.  The remaining amount of $75,000 was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method.

This debenture was considered in default at its issuance, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture.  The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 6 (c)).  The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture.  Due to the default, the Company immediately accreted the full debt discount in the amount of $25,000 to reflect the debt at full face value.  As at October 31, 2008, the Company was in arrears on payments of principal and interest in the amount of $100,000 and $2,531, respectively.  Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

(l)	Registration rights agreements and beneficial ownership limitations

In connection with the execution of the convertible debenture agreements described in notes 6(b) through (k), and with the preferred shares issued (as described in note 7), the Company entered into registration rights agreements with the holders.  Under the terms of these agreements, the Company agreed to file and remain effective a registration statement underlying the securities to be sold under the various convertible instruments noted above, except for the convertible debenture agreements described in notes 6(e) through (k), whereby the Company is required to use its best efforts to file, within thirty (30) days of demand by the Investors and provided that at least 30 days have passed since any other registration statement filed by the Company has been declared effective by the SEC, with the SEC a registration statement on Form S-1 (or, if the Company is then eligible, on Form S-3) under the Securities Act. In addition, these debenture agreements limit beneficial ownership, at any one time, of 4.9%, except for the convertible debentures described in note 6(d) which is 4.99%, of our outstanding shares by each debenture holder and its affiliates except upon providing us with not less than 65 days prior notice.  Due to default of the debentures described in notes 6(b) through (k), the ownership limitations may be waived without notice by the holders.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

6.	Convertible debentures (continued):

In the event the registration statements are not filed by the scheduled filing deadline or is not declared effective by the SEC, then as partial relief for the damages to any holder, the Company will pay as a liquidated damage to the holder, at the holder’s option, either a cash amount or shares of the Company’s common stock within 3 business days, equal to 2% of the liquidated value of the convertible debentures or preferred shares outstanding for each 30 day period after the scheduled filing deadline or scheduled effective date.  For the convertible debentures described in notes 6(b) and (c) and the convertible preferred stock described in note 7, the Company obtained permanent waivers to liquidation damages under the registration rights agreements on November 7, 2007 which eliminated the need to recognize a provision in relation to these debentures.  For the debentures described in notes 6(d) through (k), the registration rights agreement limits the amount of damages to not exceed 20% of the aggregate purchase price for all investors, being $240,000, $360,000, $300,000, $19,300, $177,600, $53,800, $30,500, and $20,000, respectively.

Except as described in note 6(d), the Company has not filed or made effective any registration statement underlying the other securities.  On November 7, 2007 management obtained permanent waivers from the various holders of the convertible debentures described in notes 6(b) and (c) and for the convertible preferred stock described in note 7, which indicate that the Company was not considered in default of these agreements and the holders waive their rights under the default provisions affected by this non-compliance.  The remaining debentures are subject to demand registration rights.  The Company had not received any demand for registration from any debenture holder as of the date of this filing.  While management will apply its best efforts to have the various registration statements filed and declared effective if demanded by any holder, there can be no assurances that the Company will succeed in obtaining the required approvals.  Failure by the Company to obtain effective registration statements could have a significant impact on the operations of the Company.  However, as at October 31, 2008, it is management’s opinion that the various holders of these instruments will not require the Company to make effective a registration statement as required under the terms of this agreement until such time as the convertible instruments are settled.  As such, the Company has not accrued any liabilities related to these liquidated damages associated with this non-compliance for any of the periods presented.

(m)	Security granted

In connection with the execution of the January 23, 2007 securities purchase agreement described in note 6(e),  the Company entered into a security agreement with Xentenial Holdings Limited, Cornell Capital Partners, LP, Starome Investments Limited and Staraim Enterprises Limited, in which the Company granted to these parties a security interest over all of its assets to secure both the repayment to Xentenial Holdings of all debts of the company now or hereafter held by it and all of the previously existing debt evidenced by the previously unsecured convertible debentures that the Company had previously sold to Cornell Capital Partners, Staraim Enterprises and Starome Investments. The security granted applies to the convertible debenture agreements described in notes 6(b) through (k) and with the preferred shares issued (as described in note 7).

In connection with the sale of the TPMS Business and related assets and liabilities on December 11, 2008, the secured parties described above released their security interest in the assets sold.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

6.	Convertible debentures (continued):

(n)	Subsequent Conversion

On December 19, 2008, Xentenial Holdings Limited, a wholly owned subsidiary of YA Global Investments, L.P., converted in aggregate; various secured convertible debentures issued by the Company with a face value of $1,065,236, into a total of 13,315,450,000 of the Company’s common shares as follows:

		Face	Accrued	Total	Shares
		Value	Interest	Amount	Issued Upon
Debenture Issuance Date	Note	Converted	Converted	Converted	Conversion
January 18, 2008	6(h)	$392,000	$43,303	$435,303	5,441,287,500
February 20, 2008	6(h)	74,000	7,347	81,347	1,016,837,500
June 20, 2008	6(i)	269,000	16,007	285,007	3,562,587,500
August 1, 2008	6(j)	152,500	6,969	159,469	1,993,362,500
August 15, 2008	6(k)	100,000	4,110	104,110	1,301,375,000
		$987,500	$77,736	$1,065,236	13,315,450,000

After the conversion, the Company had 19,342,461,198 common shares outstanding, of which Xentenial Holdings Limited was the holder of 13,315,450,000, or 68.8%, of the Company’s total outstanding common shares.  Upon completion of the conversion, a change in control of the Company occurred.  The conversion was executed pursuant to the terms of a Voting Arrangement Agreement dated December 4, 2008 completed in connection with the sale of the Company’s tire pressure monitoring system business and related assets to Bendix, under which YA Global Investments, L.P. or its affiliated companies were required to convert into a number of shares sufficient to guarantee approval of the Asset Sale by the Company’s shareholders.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

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

The holders of the preferred shares are entitled to receive dividends or distributions on a pro rata basis according to their holdings of the preferred shares when and if declared by our board of directors, in the amount of 5% per year.  Dividends will be paid in cash and are cumulative.  As at October 31, 2008, no dividends have been declared by the Company’s board of directors.  No declared and unpaid dividends will bear or accrue interest.

As at October 31, 2008, the aggregate liquidation value of the preferred shares amounted to $3,643,355 (July 31, 2008 –$3,604,470).

As at October 31, 2008, the balance of the preferred shares subject to mandatory redemption consisted of the initial allocation of $1 (July 31, 2008 - $1), cumulative, undeclared but accrued dividends of $557,915 (July 31, 2008 – $519,030), and accumulated accretion of $3,999,999 (July 31, 2008 - $3,999,999), less $914,560 (July 31, 2008 - $914,560) converted to common shares. The Company did not record any accretion on the preferred shares during the three months ended October 31, 2008 or 2007. The balance of the remaining face value of the convertible preferred stock, being $3,085,440 (July 31, 2008 – $3,085,440), matured unpaid on June 30, 2008.  Accordingly, the Company has classified the convertible preferred stock as a current liability as of October 31, 2008 and July 31, 2008.

The preferred shares are subject to a registration statement and beneficial ownership limitations as described in note 6(l) and are secured by the Company’s assets as described in note 6(m).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

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

Based on the Company’s current market capitalization and the existence of outstanding convertible debentures, management of the Company does not believe that its SEDA is currently a viable source of financing. In addition, based on discussions with the SEC, the Company has not registered the equity line of credit and as such the Company cannot request any advances under the $100 million equity line of credit until such time as a registration statement covering the underlying shares of common stock is declared effective by the SEC.  It is uncertain as to whether management will register such underlying shares until its debentures have been settled.  Due to the uncertainty as to when the Company will be able to access its equity line, it expensed all fees related to the SEDA agreement during the year ended July 31, 2006.

(c)	Stock-based compensation

During the three months ended October 31, 2008, no options were granted to employees or non-employees.  During the three months ended October 31, 2008, the Company charged $675 (three months ended October 31, 2007 - $128,716) to Loss from Operations of Discontinued Business on the statement of operations, for options granted in prior years that vested during the quarter.

As at October 31, 2008, for options granted in the period or in a prior year, there was $1,351 of total unrecognized compensation cost related to unvested options.  This unrecognized compensation cost is expected to be recognized over a weighted average period of seven months.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

8.	Share capital (continued):

(d)	Stock-options:

The following tables reflect the transactions and the number of stock options which are unvested, vested, and the total outstanding during the three months ended October 31, 2008.

	Unvested options		Vested options		Total
		Weighted		Weighted		Weighted
	Unvested	average	Vested	average		average
	options	exercise	options	exercise	Options	exercise
	outstanding	price	outstanding	price	outstanding	price

Opening balance,
July 31, 2008	500,000	$0.06	23,549,602	0.06	24,049,602	0.06
Options vested	(300,000)	0.07	300,000	-	-	-
Options forfeited	-	0.00	(2,059,600)	0.20	(2,059,600)	0.20

Ending balance,
October 31, 2008	200,000	$0.04	21,790,002	$0.05	21,990,002	$0.05

The total intrinsic value of options outstanding as at October 31, 2008 and exercised during the three months then ended was $Nil and $Nil, respectively.  During the three months ended October 31, 2008, no options were granted or exercised from any of the Company’s stock option plans.

The following stock options were outstanding and exercisable as at October 31, 2008:

			Options outstanding			Options exercisable

				Weighted
				average	Weighted		Weighted
				remaining	average		average
Range of			Number	contractual	exercise	Number	exercise
exercise prices			of shares	life	price	exercisable	price

$0.03	-	0.035	15,830,002	1.62	$0.03	15,630,002	$0.03
$0.07	-	0.10	6,100,000	2.23	0.08	6,100,000	0.08
$0.20		(1)	60,000	0.09	0.20	60,000	0.20

$0.03	-	0.20	21,990,002	1.79	$0.05	21,790,002	$0.05

(1) These options expired unexercised during the three months ended January 31, 2009.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

8.	Share capital (continued):

(e)	Warrants:

As at October 31, 2008, warrants outstanding were exercisable for 556,075,000 (July 31, 2008 - 557,375,000) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $0.03 to $0.20 per share and expire on various dates until August 20, 2013. The exercise price of warrants issued were not less than the market price of the Company's common shares at the date of issuance.

		Weighted-
		average
		exercise
	Warrants	price

Outstanding, beginning of period	557,375,000	$0.04
Expired	(1,300,000)	0.16

Outstanding, end of period	556,075,000	$0.03

The following warrants were outstanding at October 31, 2008:

				Weighted
				average	Weighted
				remaining	average
Range of			Number	contractual	exercise
exercise prices			of warrants	life	price

$0.03			555,625,000	3.92	$0.03
$0.06	-	0.20	450,000	1.85	0.14

$0.03	-	0.20	556,075,000	3.92	$0.03

No warrants were exercised during the three months ended October 31, 2008 or 2007, and as such the Company did not receive any cash proceeds from exercise.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

8.	Share capital (continued):

(f)	Settlement of liabilities:

During the three months ended October 31, 2007, the Company issued 2,104,812 shares of its common stock as consideration for $14,720 in severance owed to a former employee of the Company.  The shares issued were valued using their quoted market value on the date the agreement was entered into.

(g)	Consulting agreement:

During the three months ended October 31, 2007, the Company issued 400,000 shares of its common stock and 300,000 warrants to SKS Consulting of South Florida, Inc. as partial consideration under a consulting agreement. The fair value of the common stock of $2,510 and the fair value of the warrants in the amount of $1,694 was charged to administration expense.  George O’Leary, a member of our board of directors, is the president of SKS Consulting of South Florida, Inc. No warrants or shares were issued to SKS Consulting of South Florida, Inc. during the three months ended October 31, 2008.

9.	Net interest and financing expenses:

	Three months ended
	October 31,	October 31,
	2008	2007

Interest accreted on convertible debentures (note 6)	$116,125	$3,921,860
Interest expense and finance charges on convertible debt and other	881,422	848,596
Amortization of deferred financing fees	-	251,197

	$997,547	$5,021,653

10.	Other income – settlement from patent litigation:

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

On August 21, 2008, the Company and Schrader entered into a Confidential Settlement and License Agreement, terminating the lawsuit between Schrader and us.  The Company received net proceeds of $1,800,000 after legal contingency fees, from which the Company paid approximately $310,000 in litigation-related expenses. These litigation related expenses were incurred and charged to the statement of operations during the year ended July 31, 2008.  We recorded other income from the settlement in the amount of $1,800,000 during the three months ended October 31, 2008 (three months ended October 31, 2007 - $nil).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

11.	Related party transactions:

(a)
On December 19, 2008, Xentenial Holdings Limited, a wholly owned subsidiary of YA Global Investments, L.P., converted in aggregate; various secured convertible debentures issued by the Company with a face value of $1,065,236, into a total of 13,315,450,000 of the Company’s common shares.  After the conversion, the Company had 19,342,461,198 common shares outstanding, of which Xentenial Holdings Limited was the holder of 13,315,450,000, or 68.8%, of the Company’s total outstanding common shares.  Upon completion of the conversion, a change in control of the Company occurred.  The conversion was executed pursuant to the terms of a Voting Arrangement Agreement dated December 4, 2008 completed in connection with the sale of the Company’s tire pressure monitoring system business and related assets to Bendix, under which YA Global Investments, L.P. or its affiliated companies were required to convert into a number of shares sufficient to guarantee approval of the Asset Sale by the Company’s shareholders.

By virtue of their ownership, YA Global Investments LP (formerly known as Cornell Capital Partners) and its affiliates are considered related parties.  During the three months ended October 31, 2008, the Company paid $nil (three months ended October 31, 2007 - $nil) in cash interest payments to YA Global Investments and its affiliates for interest and financing fees of $26,500 (three months ended October 31, 2007 - $35,000) on convertible debentures issued to YA Global Investments and its affiliates. During the three months ended October 31, 2008, the Company made a cash repayment of $900,000 against a portion of the principal held y Xentenial Holdings Ltd. on its $30,000,000 10% convertible debentures issued on June 23, 2005.

The Company had the following financial instruments outstanding with YA Global Investments and its affiliates as at October 31, 2008:

Financial Instruments	Amount

Standby equity distribution agreement	$100,000,000
Preferred shares	3,085,440
Convertible debentures	33,943,598

It is unlikely that the Company will be permitted to draw on the $100 million SEDA as drawdowns are subject to an effective registration statement covering the underlying shares.  Based on our current market capitalization and outstanding debentures, we do not believe that the SEDA is a viable source of financing.

(b)
During the three months ended October 31, 2007, the Company issued 400,000 shares of its common stock and 300,000 warrants to SKS Consulting of South Florida, Inc. as partial consideration under a consulting agreement. The fair value of the common stock of $2,510 and the fair value of the warrants in the amount of $1,694 was charged to administration expense.  George O’Leary, a member of our board of directors, is the president of SKS Consulting of South Florida, Inc. No warrants or shares were issued to SKS Consulting of South Florida, Inc. during the three months ended October 31, 2008.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

11.	Related party transactions (continued):

(c)
During the three months ended October 31, 2008, the Company was charged $51,510 (three months ended October 31, 2007 - $42,471) in directors fees. As at October 31, 2008, $323,374 (July 31, 2008 - $305,375) was included in accounts payable and accrued liabilities as owed to Directors of the Company.  These amounts were incurred in the ordinary course of business are non- interest bearing, unsecured and due on demand.

(d)
On May 15, 2009, the Company entered into an independent contractor agreement with David Warkentin, a member of the Company’s board of directors and its former President and Chief Executive Officer, pursuant to which Mr. Warkentin will manage the licensing of patent rights retained by the Company after the Asset Sale.  Mr. Warkentin’s compensation pursuant to the agreement is $3,000 per month plus 5% of any proceeds realized by the Company from any patent litigation efforts that have been initiated prior to the termination of the agreement. The agreement may be terminated at any time by either party with 30 days’ written notice.

12.	Contingency:

On February 4, 2009, the Company was served with a Writ of Summons in the Supreme Court of British Columbia by Federal Express Canada Ltd. claiming unpaid invoices in the amount of approximately $133,000 (using the October 31, 2008 exchange rate of 1.2158 Canadian Dollars per US Dollar) for shipping services incurred during 2008.  On February 11, 2009, the Company filed an Appearance with the Supreme Court of British Columbia with respect to this matter.  As of October 31, 2008, the Company had accrued approximately $134,000 in “Accounts payable and accrued liabilities” on its consolidated balance sheet related to this matter.

13.	Subsequent events:

(a)	Asset Sale

Until December 11, 2008, we developed, subcontracted our manufacturing, and marketed technically advanced tire pressure monitoring systems that monitor tire pressure and tire temperature in a wide range of vehicles.  On December 11, 2008, we completed the sale of substantially all of this business, comprising substantially all of our assets and certain of our liabilities, to Bendix CVS Canada Inc. pursuant to an asset purchase agreement dated December 4, 2008 (the “Asset Purchase Agreement”).

The followings are the material terms of the agreements relating to the Asset Sale:

•
The sale price was US$2,500,000 cash at closing, plus an earn-out amount in each of the five years after closing based on a percentage of tire pressure monitoring system sales made or license fees received by the Buyer during that period, with a minimum earn-out of US$500,000, of which US$250,000 is payable by March 1, 2009 and US$250,000 is payable by March 1, 2010.  YA Global Investments LP, Xentenial Holdings Limited, Staraim Enterprises Limited, and Starome Investments Limited (collectively, the “Debtholders”) will receive all of these proceeds as a result of their position as secured creditors of the company.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

13.	Subsequent events (continued):

•
The earn-out is based on future revenues generated by the Buyer from the tire pressure monitoring system business, and any amounts earned by our company above the minimum earn-out are payable to us from the Buyer on an annual basis for a period of five years.  Amounts due from the Buyer to us pursuant to the earn-out provision shall be equal to (a) 10% of sales of tire pressure monitoring products generated by the Buyer (net of returns, allowances, freight, and duties) between $2,000,000 and $10,000,000 in any given earn-out year, plus (b) 15% sales of tire pressure monitoring products generated by the Buyer (net of returns, allowances, freight, and duties) that exceeds $10,000,000 in any given earn-out year.  The first earn-out year begins on December 11, 2008 and ends on December 11, 2009.  New earn-out years thereafter begin on December 11, 2009 and for each year after until five full earn-out years have been completed.  Amounts due under the earn-out are payable from the Buyer to us within 45 days of the end of each earn-out period.  Our sales of $3,140,413 for our last fiscal year ended July 31, 2008 exceeded the minimum sales called for by the earn-out, and would have equated to an earn-out of approximately $114,000 under this formula.

•
The initial cash payment of $2,500,000 is being held in escrow, pursuant to the terms of an escrow agreement amongst the Company and the Buyer, until the earlier of the following events: (i) the transaction is ratified by our shareholders, (ii) the British Columbia Supreme Court issues an order declaring that the disposition of our assets is for valuable consideration to the Buyer who are dealing with us in good faith, or (iii) the second anniversary of the transaction.

•	In connection with the Asset Purchase Agreement, the Debtholders each consented to and released their security interest in the assets contemplated by the Asset Purchase Agreement.

•
Pursuant to the terms of the Asset Purchase Agreement, the Company collaterally assigned, and granted a security interest in, the rights to all payments due to us under the Asset Purchase Agreement, including any amounts paid under the earn-out, to the Debtholders.

•
The assets sold consisted of lease agreements, inventory, property and equipment, accounts receivable, certain contracts, permits, intellectual property rights including technical drawings and specifications, goodwill, books and records, and prepaid assets.

•
The Company retains the right to receive future earn-out payments due, as well as the right to proceed with litigation in respect of prior infringements of our U.S. Patent Nos. 5,231,872 and 5,335,540.

•
The Company’s assets immediately after the transaction consist of cash and prepaid assets relating to insurance policies still in effect to its benefit.  As of the transaction date, the book value of cash was approximately $174,000, consisting of unspent funds advanced under a bridge note (the “Bridge Note”) from YA Global Investments LP at closing, which funds are to be applied toward the post-closing operating budget; and the book value of prepaid insurance assets was approximately $118,000.  Management believes the book value of these assets approximates fair value.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

13.	Subsequent events (continued):

•
The Company retains certain operating liabilities and all of the liabilities and obligations with respect to the convertible debt and the shares of our convertible preferred stock that were outstanding prior to the Asset Sale.  Liabilities retained by the Company include (a) approximately $1.2 million of trade accounts payable and accrued liabilities related primarily to corporate costs, director fees, and discontinued vendors not related directly to the operation of the tire pressure monitoring business, (b) approximately $44.1 million of principal and accrued interest on secured convertible debentures on which the company has defaulted, and (c) approximately $3.7 million of face value and accumulated dividends on convertible preferred stock on which the Company has defaulted.  Secured convertible debentures and convertible preferred stock are carried at their full face value as a result of the default.  Management believes the book value of these liabilities approximates fair value.

•
Because all of our assets were subject to a pre-existing grant of security in favor of the holders of outstanding debt in the aggregate amount of approximately $44,150,000 (as of December 11, 2008), the Company entered into a Liquidation Agreement (included as Exhibit 10.96 to our Form 10-KSB/A filed on March 3, 2009) with YA Global Investments, L.P., Xentenial Holdings Limited, Staraim Enterprises Limited and Starome Investments Limited pursuant to which the Company (a) acknowledged its debt to the lenders in the aggregate amount of approximately $44,150,000, (b) assured the lenders that the Company had no offsets, claims or counterclaims against any of them, (c) ratified all of the loan documents pursuant to which the Company had borrowed the money owed and acknowledged that they, and the documents granting security for repayment of the loans, were in full force and effect, and (d) agreed to adhere to a projected budget and wind-down plan during the period from closing through December 31, 2009.

•
The post-closing budget designated in the liquidation agreement calls for expenditures from closing through December 31, 2009 in the amount of $953,341 related to (a) severance costs incurred at closing, (b) preparation, printing and mailing of this proxy statement, (c) costs to complete the audit of our financial statements for the year ended July 31, 2008, (d) contractor costs to perform accounting, administrative and patent licensing functions, and (e) legal and administrative costs associated with the acquisition and post-sale operations.

•
The Wind-down Plan stipulates that (a) the Company will complete the audit and file a corresponding form 10-KSB for fiscal year ended July 31, 2008 no later than December 31, 2008, (b) the Company will file this proxy statement and information circular to attempt to secure shareholder approval of the Asset Sale, (c) the Company’s current board shall remain in place until such shareholder meeting is held, (d) David Warkentin shall resign as Chief Executive Officer at closing, but retain his position as director and assist on a contract basis with patent and administrative issues, (e) David Dodge shall continue as CFO until the special meeting of shareholders completed, (f) the Company will file our 2008 tax returns, and (g) the Company will pursue licensing and/or litigation relating to patent rights retained by SmarTire.

•
At closing of the Asset Sale, YA Global Investments LP funded $762,532 in the form of the Bridge Note (included as Exhibit 10.98 to our Form 10-KSB/A filed on March 3, 2009) with an annual interest rate of 14%, to be used to pay specified post-closing administrative items.  The Bridge Note is to be repaid from any future earnings of the Company.

•	The Company agreed that it would change its name to TTC Technology Corp.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three months ended October 31, 2008 and 2007

13.	Subsequent events (continued):

(b)
On December 19, 2008, Xentenial Holdings Limited, a wholly owned subsidiary of YA Global Investments LP, converted face value in the aggregate amount of $1,065,236 of various secured convertible debentures issued by the Company into a total of 13,315,450,000 of the Company’s common shares After the conversion, the Company had 19,342,461,198 common shares outstanding, of which Xentenial Holdings Limited was the holder of 13,315,450,000, or 68.8%, of the Company’s total outstanding common shares.  Upon completion of the conversion, a change in control of the Company occurred.

14.	Comparative figures:

Certain figures have been reclassified to conform to the financial statement presentation adopted for the current year.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended October 31, 2008 and 2007 should be read in conjunction with our most recent audited annual financial statements for the financial year ended July 31, 2008, the unaudited interim financial statements included herein, and, in each case, the related notes.

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

Until December 11, 2008, we developed, subcontracted our manufacturing, and marketed technically advanced tire pressure monitoring systems that monitor tire pressure and tire temperature in a wide range of vehicles (the “TPMS Business”).  On December 11, 2008, we completed the sale of substantially all of this business (the “Asset Sale”), comprising substantially all of our assets and certain of our liabilities, to Bendix CVS Canada Inc. (the “Buyer”) pursuant to an asset purchase agreement dated December 4, 2008 (the “Asset Purchase Agreement”).

Asset Sale

The followings are the material terms of the agreements relating to the Asset Sale:

•
The sale price was $2,500,000 cash at closing, plus an earn-out amount in each of the five years after closing based on a percentage of tire pressure monitoring system sales made or license fees received by the Buyer during that period, with a minimum earn-out of $500,000, of which $250,000 is payable by March 1, 2009 and $250,000 is payable by March 1, 2010.  YA Global Investments LP, Xentenial Holdings Limited, Staraim Enterprises Limited, and Starome Investments Limited (collectively, the “Debtholders”) will receive all of these proceeds as a result of their position as secured creditors of the company.

•
The earn-out is based on future revenues generated by the Buyer from the TPMS Business, and any amounts earned by the Company above the minimum earn-out are payable to us from the Buyer on an annual basis for a period of five years.  Amounts due from the Buyer to us pursuant to the earn-out provision shall be equal to (a) 10% of sales of tire pressure monitoring products generated by the Buyer (net of returns, allowances, freight, and duties) between $2,000,000 and $10,000,000 in any given earn-out year, plus (b) 15% sales of tire pressure monitoring products generated by the Buyer (net of returns, allowances, freight, and duties) that exceeds $10,000,000 in any given earn-out year.  The first earn-out year begins on December 11, 2008 and ends on December 11, 2009.  New earn-out years thereafter begin on December 11, 2009 and for each year after until five full earn-out years have been completed.  Amounts due under the earn-out are payable from the Buyer to us within 45 days of the end of each earn-out period.  Our sales of $3,140,413 for our last fiscal year ended July 31, 2008 exceeded the minimum sales called for by the earn-out, and would have equated to an earn-out of approximately $114,000 under this formula.

•
The initial cash payment of $2,500,000 is being held in escrow, pursuant to the terms of an escrow agreement amongst us and the Buyer, until the earlier of the following events: (i) the transaction is ratified by our shareholders, (ii) the British Columbia Supreme Court issues an order declaring that the disposition of our assets is for valuable consideration to the Buyer who are dealing with us in good faith, or (iii) the second anniversary of the transaction.

•	In connection with the Asset Purchase Agreement, the Debtholders each consented to and released their security interest in the assets contemplated by the Asset Purchase Agreement.

•
Pursuant to the terms of the Asset Purchase Agreement, we collaterally assigned, and granted a security interest in, the rights to all payments due to us under the Asset Purchase Agreement, including any amounts paid under the earn-out, to the Debtholders.

•
The assets sold consisted of lease agreements, inventory, property and equipment, accounts receivable, certain contracts, permits, intellectual property rights including technical drawings and specifications, goodwill, books and records, and prepaid assets.

•	We retain the right to receive future earn-out payments due, as well as the right to proceed with litigation in respect of prior infringements of our U.S. Patent Nos. 5,231,872 and 5,335,540.

•
Our assets immediately after the transaction consist of cash and prepaid assets relating to insurance policies still in effect to our benefit.  As of the transaction date, the book value of cash was approximately $174,000, consisting of unspent funds advanced under a bridge note from YA Global Investments LP at closing, which funds are to be applied toward the post-closing operating budget; and the book value of prepaid insurance assets was approximately $118,000.  We believe book value of these assets approximates fair value.

•
We retain certain operating liabilities and all of the liabilities and obligations with respect to the convertible debt and the shares of our convertible preferred stock that were outstanding prior to the Asset Sale.  Liabilities retained by us include (a) approximately $1.2 million of trade accounts payable and accrued liabilities related primarily to corporate costs, director fees, and discontinued vendors not related directly to the operation of the tire pressure monitoring business, (b) approximately $44.1 million of principal and accrued interest on secured convertible debentures on which the company has defaulted, and (c) approximately $3.7 million of face value and accumulated dividends on convertible preferred stock on which the company has defaulted.  Secured convertible debentures and convertible preferred stock are carried at their full face value as a result of the default.  We believe book value of these liabilities approximates fair value.

•
Because all of our assets were subject to a pre-existing grant of security in favor of the holders of outstanding debt in the aggregate amount of approximately $44,150,000 (as of December 11, 2008), we entered into a Liquidation Agreement (included as Exhibit 10.96 to our Form 10-KSB/A filed on March 3, 2009) with the Debtholders pursuant to which we (a) acknowledged our debt to the Debtholders in the aggregate amount of approximately $44,150,000, (b) assured the Debtholders that we had no offsets, claims or counterclaims against any of them, (c) ratified all of the loan documents pursuant to which we had borrowed the money owed and acknowledged that they, and the documents granting security for repayment of the loans, were in full force and effect, and (d) agreed to adhere to a projected budget and wind-down plan during the period from closing through December 31, 2009.

•
The post-closing budget designated in the liquidation agreement calls for expenditures from closing through December 31, 2009 in the amount of $953,341 related to (a) severance costs incurred at closing, (b) preparation, printing and mailing of this proxy statement, (c) costs to complete the audit of our financial statements for the year ended July 31, 2008, (d) contractor costs to perform accounting, administrative and patent licensing functions, and (e) legal and administrative costs associated with the acquisition and post-sale operations.

•
The wind-down plan stipulates that (a) we will complete the audit and file a corresponding form 10-KSB for fiscal year ended July 31, 2008 no later than December 31, 2008, (b) we will file a proxy statement and information circular to attempt to secure shareholder approval of the Asset Sale, (c) our current board shall remain in place until such shareholder meeting is held, (d) David Warkentin shall resign as Chief Executive Officer at closing, but retain his position as director and assist on a contract basis with patent and administrative issues, (e) David Dodge shall continue as CFO until the special meeting of shareholders completed, (f) we will file our 2008 tax returns, and (g) we will pursue licensing and/or litigation relating to patent rights retained by SmarTire.

•
At closing of the Asset Sale, YA Global Investments LP funded $762,532 in the form of a bridge note (the “Bridge Note”) (included as Exhibit 10.98 to our Form 10-KSB/A filed on March 3, 2009) with an annual interest rate of 14%, to be used to pay specified post-closing administrative items.  The Bridge Note is to be repaid from any future earnings of the Company.

•	We agreed that we would change our name to TTC Technology Corp.

Reasons for the Asset Sale

At a meeting of our Board of Directors on August 8, 2008, management presented to our Board of Directors an analysis of our business and financial conditions. After considering management’s presentation, our Board of Directors considered the following factors, among others, in arriving at its decision to approve the sale of the assets of our company:

•
Lack of prospects for revenue growth – A number of initiatives had been taken in an effort to increase revenues, particularly with respect to Dana Corporation (our then marketing partner for the commercial vehicle market in North America, Australia and New Zealand). There were also a number of new potential OEM (original equipment manufacturer) customers, however, it would have taken at least 12 months to generate revenues from those customers and some of the OEM customers indicated that they would not be willing to undertake supply agreements because of our financial condition. Other sales and marketing initiatives have not been possible due to lack of funding;

•
Lack of funding from our lenders – Our lenders were unwilling to continue to fund our business operations. Furthermore, management believed that even if our lenders had been willing to provide further funding, we could not continue to survive with the level of funding experienced during the 2008 calendar year as sales and marketing and R&D efforts needed to be increased in order to grow and be competitive;

•	Lack of other funding – Management advised that the debt load and stock price of our company made it extremely unlikely that additional sources of funding could be found;

•
Timing of the sale – Management advised that we were in a unique situation in that there were at least three parties interested in purchasing our assets. One party was a competitor that was looking to upgrade its product portfolio as it had fallen behind, while another had decided to enter the market and was looking to buy rather than develop its own products due to the long marketing cycle.  Management had extensive discussions with the two potential buyers other than Bendix CVS, including (i) providing in depth due diligence materials on our business and financial position, and (ii) discussions of potential purchase price range.  Management advised our Board of Directors that if these potential buyers did not acquire our assets at the time, they would become our competitors in the future. A decision not to sell would create a significantly more competitive landscape for our company; and

•
Value received – Our Board of Directors considered whether the process would ensure that we were receiving the greatest value for our assets. Management stated that we employed two outside consultants, to assist with the process of seeking out multiple potential buyers and creating an auction situation. No reports, opinions, or appraisals were provided by these consultants.  Management stated that the process was undertaken and continued over a five month period with significant due diligence efforts by all potential buyers.  Management also stated that, based on discussions with potential buyers, it was highly likely that any sale consideration would be paid in cash and that buyers would not assume any of the Company’s debt obligations.

After discussion of the various issues, our Board of Directors agreed that:

•	If we decided to seek additional funding sufficient to operate and grow the business we would probably not be successful;

•	Prospects for our revenue growth in time to permit our company to become self sufficient were poor, especially with the levels of funding at the time;

•	The timing was correct for the sale based upon the economic and competitive climate;

•	The process undertaken for the sale was exhaustive and would ensure best value received for the sale;

•
Potential buyers were legitimate companies with the ability to make the purchase and understood the value of our intellectual property and other assets, and such potential buyers would not require outside financing to complete the transaction; and

•	If our company were not sold, it was likely that our only course of action was bankruptcy.

Therefore, our Board of Directors determined that the proposed sale would be fair to and in the best interest of our shareholders, and the directors unanimously approved the sale of the assets of our company.

At a meeting of our Board of Directors on October 12, 2008, management presented an update on events regarding the sale process that led to the negotiation of the final term sheet from Bendix CVS Canada Inc. Management reported that, after going through the due diligence process with all three potential buyers, the deal team decided that Bendix CVS Canada Inc. had the only firm offer and that we should negotiate the best possible terms and accept. This conclusion was based primarily on management’s analysis and comparison of the estimated value expected to be received from each of the potential buyers, including upfront payments and payments potentially due pursuant to any earn-out mechanisms.  In doing so, management and the board considered each party’s ability to take the TPMS products to market and thus deliver under an earn-out mechanism.

Management then entered into final negotiations of the deal terms with Bendix CVS Canada Inc., including (a) the amount of the purchase price, including cash due at closing and amounts payable under the earn-out, (b) transfer of employees from SmarTire to Bendix CVS Canada Inc., (c) transfer of assets and liabilities and net book value adjustment, and (d) exclusivity and timing of the transaction.  The final term sheet was agreed upon on October 10, 2008. Then management presented its comments on the term sheet to our Board of Directors. Our Board of Directors discussed management’s comments and agreed that:

•	After an exhaustive due diligence negotiation period that the offer from Bendix CVS Canada Inc. was the only option left for us to consider;

•	The sale process was handled in a manner that generated the best possible offer for our company; and

•	The timing was critical as the economic climate was deteriorating and any delays would jeopardize a sale.

Therefore, our Board of Directors unanimously voted to accept the Bendix CVS Canada Inc. offer and move to complete the asset purchase with Bendix CVS Canada Inc. as soon as possible. In reaching its conclusion to recommend that investors vote for this proposal, the Board of Directors used a range of potential purchase price consideration to be received under terms of the Asset Purchase Agreement, with the minimum purchase price being $3,000,000 (upfront cash plus minimum earn-out).  A range of additional expected purchase prices payable pursuant to the earn-out mechanism were projected using internally generated forecast models for a fully-funded debt-free operation.

The foregoing summary of the information and factors considered by our Board of Directors is not intended to be exhaustive of the factors considered by our Board of Directors in reaching its conclusion and making its recommendation, but does include the material information, factors and analysis considered by our Board of Directors in reaching its conclusion and recommendation. Our Board of Directors evaluated the various factors summarized above in light of its own knowledge of the business and the industry, financial condition and prospects of our company. The conclusion and unanimous recommendation of our Board of Directors was made after considering all of the information and factors involved.

Change in Control

On December 19, 2008, Xentenial Holdings Limited, a wholly owned subsidiary of YA Global Investments, L.P., converted in aggregate; various secured convertible debentures issued by the Company with a face value of $1,065,236, into a total of 13,315,450,000 of the Company’s common shares as follows:

	Face	Accrued	Total	Shares
	Value	Interest	Amount	Issued Upon
Debenture Issuance Date	Converted	Converted	Converted	Conversion
January 18, 2008	$392,000	$43,303	$435,303	5,441,287,500
February 20, 2008	74,000	7,347	81,347	1,016,837,500
June 20, 2008	269,000	16,007	285,007	3,562,587,500
August 1, 2008	152,500	6,969	159,469	1,993,362,500
August 15, 2008	100,000	4,110	104,110	1,301,375,000
	$987,500	$77,736	$1,065,236	13,315,450,000

After the conversion, the Company had 19,342,461,198 common shares outstanding, of which Xentenial Holdings Limited was the holder of 13,315,450,000, or 68.8%, of the Company’s total outstanding common shares.  Upon completion of the conversion, a change in control of the Company occurred.  The conversion was executed pursuant to the terms of a Voting Arrangement Agreement dated December 4, 2008 completed in connection with the sale of the Company’s tire pressure monitoring system business and related assets to Bendix, under which YA Global Investments, L.P. or its affiliated companies were required to convert into a number of shares sufficient to guarantee approval of the Asset Sale by the Company’s shareholders.

Shareholder Rights after the Asset Sale

Holders of shares of our common stock prior to completion of the Asset Sale still hold the same number of shares after the Asset Sale.  Holders of shares of our common stock will not receive any cash distribution or common shares or other securities of the Buyer as a result of the transaction.  All of the proceeds from the transaction have been collaterally assigned to the Debtholders, to the extent that those proceeds satisfy our obligations to the Debtholders, which as of December 11, 2008 were approximately $44.1 million (January 31 2009 - $47.8 million).  There were no changes to the voting or other rights of our common shares as a result of the Asset Sale, with the exception of the change in control described herein.  On December 17, 2008, our common stock was delisted from the OTCBB and began trading on the Pink Sheets due to delinquent SEC filings.  We do not expect to become current with our SEC filings at any point in the foreseeable future, as we were unable to secure funds in our post-closing operational budget for such items.

Our Business After the Asset Sale

Following the sale of our tire pressure monitoring system business, we terminated nine employees and paid severance related to such terminations totaling approximately $378,000.  The remaining former employees of our Company were hired by Bendix CVS Canada Inc.  After the completion of the Asset Sale and the termination of all of our employees and consultants effective December 11, 2008, we engaged three people to provide our company with administrative and executive services on a part-time basis.  All three of these people were previously consultants to/employed by our company in similar capacities prior to the sale of the TPMS Business.

Subsequent to the Asset Sale, our sole business has been to pursue litigation in respect of prior infringements of our U.S. Patent Nos. 5,231,872 and 5,335,540.  These patents relate to a proprietary method and apparatus for measuring and transmitting tire pressure and temperature data that was used in our tire pressure monitoring products before the Asset Sale.  We have licensed these patents on two separate occasions: (a) on February 20, 2008, we entered into a Confidential Settlement and License Agreement with Continental Automotive Systems US, Inc. (formerly Siemens VDO Automotive Corp.) pursuant to which we received net proceeds of $1,500,000 after payment of litigation related fees and withholding taxes, from which we paid approximately $300,000 in litigation-related expenses, and (b) on August 21, 2008, we entered into a Confidential Settlement and License Agreement with Schrader-Bridgeport International, Inc., pursuant to which we received net proceeds of approximately $1.5 million after payment of litigation-related fees and expenses.  We anticipate that this will continue to be our sole business for the foreseeable future.  We do not expect that cash flow generated from patent licensing will be sufficient to satisfy our outstanding liabilities and fund our ongoing operating expenses.

In connection with the Asset Sale, we agreed to adhere to a projected budget and wind down plan during the period from closing through December 31, 2009.  The post-closing budget calls for expenditures from closing through December 31, 2009 in the amount of $953,341 related to (a) severance costs incurred at closing, (b) preparation, printing and mailing of this proxy statement, (c) costs to complete the audit of our financial statements for the year ended December 31, 2008, (d) contractor costs to perform accounting, administrative and patent licensing functions, and (e) legal and administrative costs associated with the acquisition and post-sale operations.

The wind-down plan stipulates that (a) we will complete the audit and file a corresponding form 10-KSB for fiscal year ended July 31, 2008 no later than December 31, 2008, (b) we will file a proxy statement and information circular to attempt to secure shareholder approval of the Asset Sale, (c) our current board shall remain in place until such shareholder meeting is held, (d) David Warkentin shall resign as Chief Executive Officer at closing, but retain his position as director and assist on a contract basis with patent and administrative issues, (e) David Dodge shall continue as CFO until the special meeting of shareholders completed, (f) we will file our 2008 tax returns, and (g) we will pursue licensing and/or litigation relating to patent rights retained by SmarTire.

Government Regulations

Prior to the Asset Sale, our products were subject to regulation by the government agencies responsible for radio frequencies in each country that our TPMSs will be sold. For example, in the United States approval must be received from the Federal Communications Commission for each product. Some countries require additional governmental approvals in certain circumstances. For example, in the United Kingdom, all electronic equipment to be installed in emergency and police vehicles must be approved by the Vehicle Installation Development Group, a governmental body. Also, as a practical matter, certain nongovernmental approvals may be necessary for market acceptance of our products in certain countries. For example, the approval of TUV (an independent testing company) is considered necessary to market our TPMSs in Germany.  We believe that we have all of the necessary governmental approvals for our current TPMSs in the market in which we operated prior to the Asset Sale.

RESULTS OF OPERATIONS

Three months ended October 31, 2008 and October 31, 2007

General and Administrative Expenses

General and administrative expenses for the three months ended October 31, 2008 decreased to $107,536 from $215,164 for the three months ended October 31, 2007.  The decrease was primarily attributed to lower annual report fees, lower insurance premiums, and reduced public relations expenses in the three months ended October 31, 2008.

Other income – settlement from lawsuit

On August 21, 2008, we and Schrader-Bridgeport International, Inc. entered into a Confidential Settlement and License Agreement, terminating the lawsuit between Schrader-Bridgeport International, Inc. and us.  We received net proceeds of $1,800,000, after legal contingency fees, from which the Company paid approximately $310,000 in litigation-related expenses. These litigation related expenses were incurred and charged to the statement of operations during the year ended July 31, 2008. We recorded other income from the settlement in the amount of $1,800,000 during the three months ended October 31, 2008 (three months ended October 31, 2007 - $nil).

Interest Income

Interest income of $1,277 was earned for the three months ended October 31, 2008 as compared to $4,312 for the three months ended October 31, 2007 and was the result of lower average cash balances during the three months ended October 31, 2008.

Interest and finance charges

Interest and finance charges decreased to $997,547 for the three months ended October 31, 2008 from $5,021,653 for the three months ended October 31, 2007. Interest and finance charges for the three months ended October 31, 2008 includes non-cash interest of $963,847 compared to non-cash interest charges of $4,991,129 for the three months ended October 31, 2007. The decrease occurred due to the Company defaulting on its outstanding convertible debt instruments as of July 31, 2008, resulting in the debentures being written up from their carrying value to full face value as of July 31, 2008.  As a result, all debentures issued prior to July 31, 2008 were fully accreted as of that date and the Company did not recognize any interest expense to accrete these instruments during the three months ended October 31, 2008.

Foreign exchange gain (loss)

A foreign exchange loss of ($1,654,636) was incurred for the three months ended October 31, 2008 as compared to a foreign exchange gain of $664,022 for the three months ended October 31, 2007. Foreign exchange gains and losses are due to fluctuations in currency exchange rates.

Loss from operations of discontinued business

As a result of the subsequent sale of the TPMS Business on December 11, 2008, results of operations from this business have been classified as discontinued operations for the three months ended October 31, 2008 and 2007 in the accompanying statement of operations.  The operating results of the TPMS Business classified as discontinued operations are shown in the following table for the three months ended October 31, 2008 and 2007.

	October 31,	October 31,
	2008	2007

Revenue	$678,709	$923,026

Cost of goods sold	506,578	796,754
	172,131	126,272

Expenses:
Depreciation and amortization	10,225	64,285
Engineering, research and development	379,571	492,505
General and administrative	167,959	297,703
Marketing	143,603	254,625
	701,358	1,109,118

Loss from operations	(529,227)	(982,846)

Other earnings (expenses):
Foreign exchange gain (loss)	(52,322)	182,812
	(52,322)	182,812

Loss from operations of discontinued business	$(581,549)	$(800,034)

Revenue decreased from $923,026 during the three months ended October 31, 2007 to $678,709 in the three months ended October 31, 2008.  The decrease is primarily due to lower sales to our two primary customers during the three months ended October 31, 2008.

Cost of sales decreased from $796,754 during the three months ended October 31, 2007 to $506,578 in the three months ended October 31, 2008.  The decrease corresponds with the decrease in sales to our two primary customers.  Gross margin increased to 25% in the three months ended October 31, 2008 from 14% in the three months ended October 31, 2007 due to a lower concentration of our sales to original equipment manufacturers of new passenger cars.

Depreciation expense decreased from $64,285 during the three months ended October 31, 2007 to $10,225 in the three months ended October 31, 2008.  The decrease was due to suspended depreciation on assets held for sale during the three months ended October 31, 2008, as well as a higher value US Dollar relative to the Canadian dollar in 2008 resulting in lower US Dollar balances on depreciation of fixed assets denominated in Canadian dollars.

Engineering, research and development expense decreased from $492,505 during the three months ended October 31, 2007 to $379,571 in the three months ended October 31, 2008.  The decrease was primarily due to lower stock based compensation expense, lower product testing expenses, and a higher value US Dollar relative to the Canadian dollar in 2008 resulting in lower US Dollar balances on expenses denominated in Canadian dollars.

General and administrative expense decreased from $297,703 during the three months ended October 31, 2007 to $167,959 in the three months ended October 31, 2008.  The decrease was primarily due to a reduction in staff from 2007 to 2008, reduced legal fees, lower stock based compensation expense, and a higher value US Dollar relative to the Canadian dollar in 2008 resulting in lower US Dollar balances on expenses denominated in Canadian dollars.

Marketing expense decreased from $254,625 during the three months ended October 31, 2007 to $143,603 in the three months ended October 31, 2008.  The decrease was primarily due to a reduction in staff from 2007 to 2008, lower stock based compensation expense, and a higher value US Dollar relative to the Canadian dollar in 2008 resulting in lower US Dollar balances on expenses denominated in Canadian dollars.

A foreign exchange loss of ($53,322) was incurred for the three months ended October 31, 2008 as compared to a foreign exchange gain of $182,812 for the three months ended October 31, 2007. Foreign exchange gains and losses are due to fluctuations in currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

On December 11, 2008, we completed the Asset Sale.  Since December 11, 2008, our business has consisted primarily of our plan to pursue claims against certain parties that we believe have infringed our U.S. Patent Nos. 5,231,872 and 5,335,540.

Subsequent to the Asset Sale, management does not expect that cash flow generated from Earn-Out payments and patent licensing will be sufficient to satisfy the Company’s liabilities and fund its ongoing operating expenses.  At closing of the Asset Sale, YA Global Investments LP funded $762,532 in the form of the Bridge Note with an annual interest rate of 14%, to be used to pay specified post-closing administrative items.  The Bridge Note is to be repaid from any future earnings of the Company.

At October 31, 2008, we had cash balances of $175,508 (July 31, 2008 - $27,057).  Management projects that we will require a minimum of $1.3 million and a maximum of $54.7 million additional cash to fund our debt repayments, ongoing operating expenses and working capital requirements through May 31, 2010, as detailed below.

	Estimated Range
Debt repayment (1)	$-	$53,100,000
General Working Capital (2)	283,000	1,575,000

TOTAL	$283,000	$54,675,000

(1)
 Due to the Company’s default status, principal payments on all of our outstanding convertible debentures and preferred stock, and interest payable due within the next twelve months on these instruments, is callable in cash, or in shares at the option of the holders.  Any repayment of debt is limited by the amount of cash generated by the Company after the Asset Sale.

(2)
Represents (i) amounts budgeted for operations of the Company after closing and May 31, 2010, and (ii) estimate of required payments for operating liabilities retained by the Company after the Asset Sale, exclusive of debt.

The Company is currently in default of its outstanding convertible debentures and convertible preferred stock as outlined in the table above.  Due to default, the limitations provided in the convertible debentures and convertible preferred stock that the holders may not own more than 4.9% of the Company’s outstanding shares may be waived without notice by the holders.  The convertible debentures and convertible preferred stock are also callable at any time by the holders.  If the holders call any amounts due, the Company does not expect to be able to pay the amounts payable under these convertible securities in cash, including any interest on such amounts and any applicable late fees under the convertible debentures.  These convertible debentures are secured by all of the assets of the Company remaining after the Asset Sale.

Cash Flows for Three Months Ended October 31, 2008 and 2007

Our net loss of $1,539,991 for the three months ended October 31, 2008 includes non-cash charges of $963,847 for interest and finance charges and unrealized foreign exchange loss on financing activities of $1,654,636. Increases in non-cash working capital during the three months ended October 31, 2008 amounted to $603,157. Non-cash working capital changes resulted primarily from decreases in accounts payable and accrued liabilities, as well as increases in accounts receivable and prepaid expenses.

Net cash provided by (used in) operating activities

Net cash provided by operating activities of continuing operations was $1,056,884 during the three months ended October 31, 2008, compared to $97,897 during the three months ended October 31, 2007. The increase in cash generated in the three months ended October 31, 2008 was primarily due to the receipt of $1,490,540 (net of $309,460 litigation expenses paid from the proceeds) received from settlement of our patent litigation case with Schrader-Bridgeport International, Inc.

Net cash used in operating activities of discontinued operations was $182,915 during the three months ended October 31, 2008, as compared to $668,073 used during the three months ended October 31, 2007.  The decrease in cash used was caused by a significant decrease to inventory and increase to accounts payable balances during the three months ended October 31, 2008, as the company conserved cash to reach completion of the Asset Sale.

Net cash used in investing activities

Net cash used in investing activities was $Nil during the three months ended October 31, 2008, compared to $47,209 during the three months ended October 31, 2007, all of which was used in the Company’s discontinued operations for acquisition of property and equipment.

Net cash provided by (used in) financing activities

Net cash used in financing activities was $674,000 during the three months ended October 31, 2008, compared to net cash provided by financing activities of $315,000 during the three months ended October 31, 2007.  All financing activities relate to continuing operations.

During the three months ended October 31, 2008, we received gross and net proceeds through the sale of convertible debentures as follows:

	Gross	Financing	Net
Date	Proceeds	Costs	Proceeds
August 1, 2008	$152,500	$26,500	$126,000
August 15, 2008	100,000	-	100,000

	$252,500	$26,500	$226,000

During the three months ended October 31, 2007, we received gross and net proceeds through the sale of convertible debentures totaling $350,000 and $315,000, respectively.

During the three months ended October 31, 2008, the Company made cash repayment in the amount of $900,000 against outstanding principal on its $30,000,000 10% convertible debentures issued on June 23, 2005.

Subsequent to period-end, on December 11, 2008, YA Global Investments LP funded $762,532 through the Bridge Note with an annual interest rate of 14%, to be used to pay specified post-closing administrative items.  The Bridge Note is to be repaid from any future earnings of the Company.

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

Financial Instruments and Concentrations of Credit Risk

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses, convertible debentures, and convertible preferred stock. Management believes the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to their short-term nature. The fair value of convertible debentures is equal to the face value of each instrument, as a result of a default by the Company on all instruments during the year ended July 31, 2008.  As a result of the default, the holders have the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.  The fair value of the convertible preferred stock is recorded as the remaining face value of the instrument, plus cumulative, undeclared but accrued dividends.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of FAS 157 are effective fiscal years beginning after November 15, 2007.  The Company adopted this pronouncement for its fiscal year beginning August 1, 2008.  Adoption of this statement did not have a material impact on our consolidated financial statements.

In February 2007 the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted this pronouncement for its fiscal year beginning August 1, 2008.  Adoption of this statement did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non controlling Interests in Consolidated Financial Statements – an amendment to ARB No.51 (“FAS 160”).  This statement Amends ARB 51 to establish accounting and reporting standards for a non-controlling interest in a subsidiary and for deconsolidation of a subsidiary. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement may not be applied before that date. We are currently evaluating the impact of this statement.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. Based on current conditions, we do not expect the adoption of FAS 161 to have a significant impact on our consolidated financial statements.

In May 2008, FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. We do not believe this pronouncement will impact on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to our own stock, including instruments similar to our convertible notes and warrants to purchase our stock. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. We are currently evaluating the impact that adoption of EITF 07-5 will have on our consolidated financial statements.

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

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report (being October 31, 2008).   Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of the end of the quarter covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.  There has not been any change in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following changes in our securities occurred during the three months ended October 31, 2008 and from November 1, 2008 to May 28, 2009.  Upon conversion by the holders of various outstanding convertible debentures, we issued shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act in satisfaction of such conversions.  The shares were issued pursuant to Rule 506 of Regulation D under the Securities Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default of all of its outstanding secured convertible debentures and convertible preferred stock.  By virtue of the default, the holders of the secured convertible debentures and convertible preferred stock may call any unpaid balances, and may waive any ownership limitations prescribed by the debentures or convertible preferred stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1
Wind-down Plan (Exhibit D originally omitted from Liquidation Agreement dated December 4, 2008 amongst YA Global Investments LP, Xentenial Holdings Ltd., Staraim Enterprises Ltd., Starome Investments Ltd., SmarTire Systems, Inc., SmarTire Technologies, Inc., and SmarTire USA, Inc. , which was included as Exhibit 10.96 to our Form 10-KSB/A filed on March 3, 2009)

10.2	Independent Contract Agreement dated May 15, 2009 between the Company and David Warkentin

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002** +

**	Filed herewith

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

SMARTIRE SYSTEMS INC.

/s/ David A. Dodge
David A. Dodge
Interim Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer and Principal Executive Officer)

Date:  May 28, 2009