Form 10-Q
period 2009-01-31
SMARTIRE SYSTEMS INC
filed 2009-05-29
CIK 1057293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended January 31, 2009.

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

ITEM  1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited and SmarTire Technologies Inc. (“we,” “us,” “our,” “SmarTire,” and the “Company”) as of January 31, 2009 and for the three and six months ended January 31, 2009 and 2008 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the three and six months ended January 31, 2009  and 2008 include all adjustments necessary in order to ensure that the financial statements are not misleading. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2008 annual consolidated financial statements. All adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the Company’s July 31, 2008 annual consolidated financial statements.

Operating results for the three and six months ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ending July 31, 2009.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

	January 31,	July 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$18,013	$27,057
Restricted cash (note 5)	2,639,482	-
Receivables, net of allowance for doubtful accounts of $nil (July 31, 2008 - $10,000)	-	418,995
Current portion of minimum earn-out payments receivable (note 4)	250,000	-
Prepaid expenses	89,910	62,548
Assets held for sale (note 4)	-	2,179,710
	2,997,405	2,688,310

Long-term portion of minimum earn-out payments receivable (note 4)	250,000	-

	$3,247,405	$2,688,310

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable and accrued liabilities (notes 6 and 12)	$1,619,615	$2,657,703
Current portion of convertible debentures (note 7)	33,421,398	35,068,398
Current portion of preferred shares, subject to mandatory redemption (note 8)	3,682,240	3,604,470
Current portion of accrued interest on convertible debentures, payable in shares (note 7(c) to (k))	9,951,069	8,347,538
Notes payable (note 4)	762,532	-
Liabilities held for sale (note 4)	-	313,106
	49,436,854	49,991,215

Capital deficit:
Share capital (note 9)
Common shares, without par value:
Unlimited shares authorized 19,342,461,198 shares issued and outstanding (July 31, 2008 - 5,907,011,198)	75,174,988	73,632,963
Additional paid-in capital	33,759,193	34,210,776
Accumulated deficit	(157,503,380)	(156,048,743)
Accumulated other comprehensive income	2,379,750	902,099
	(46,189,449)	(47,302,905)

	$3,247,405	$2,688,310
Going concern (note 2)
Contingency (note 13)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2009	2008	2009	2008

Earnings (expenses):
General and administrative	$(112,633)	$(217,367)	$(220,169)	$(432,531)
Other income - settlement from lawsuit (note 11)	-	-	1,800,000	-
Interest income	24	1,532	1,301	5,844
Interest and financing expense (note 10)	(823,960)	(6,321,116)	(1,821,507)	(11,342,769)
Foreign exchange gain (loss)	(81,394)	(673,172)	(1,736,030)	338,914
Loss from continuing operations	(1,017,963)	(7,210,123)	(1,976,405)	(11,430,542)

Discontinued operations:
Loss from operations of discontinued business (note 4)	(71,969)	(946,734)	(653,518)	(2,094,832)
Gain on disposal of discontinued business (note 4)	1,175,286	-	1,175,286	-
Income (loss) from discontinued operations	1,103,317	(946,734)	521,768	(2,094,832)

Income (loss) for the period	85,354	(8,156,857)	(1,454,637)	(13,525,374)

Accrued dividends and accretion on preferred shares (note 8)	(38,885)	(38,885)	(77,770)	(77,770)

Income (loss) available to common stockholders	$46,469	$(8,195,742)	$(1,532,407)	$(13,603,144)

Basic and diluted loss per share from continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Basic and diluted loss per share from discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)
Basic and diluted income (loss) per share	$0.00	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common shares used in the computation of basic and diluted loss per share	12,250,536,741	835,521,037	9,102,904,405	668,135,685

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Comprehensive Income (Loss)
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2009	2008	2009	2008

Income (loss) for the period	$85,354	$(8,156,857)	$(1,454,637)	$(13,525,374)
Translation adjustment	(27,657)	245,128	1,477,651	(193,614)

Comprehensive income (loss) for the period	$57,697	$(7,911,729)	$23,014	$(13,718,988)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2009 and 2008
(Unaudited)

	January 31,	January 31,
	2009	2008
Cash provided (used for):
Operating activities:
Net loss	$(1,454,637)	$(13,525,374)
Adjust for (gain) loss from discontinued operations	(521,768)	2,094,832
Items not affecting cash:
Non-cash interest and finance charges	1,749,686	11,306,334
Unrealized foreign exchange (gain) loss on financing activities	1,736,030	(356,293)
Changes in non-cash working capital:
Receivables	375,502	129,942
Prepaid expenses	(39,188)	(147)
Accounts payable and accrued liabilities	(786,666)	607,001

Net cash provided by operating activities of continuing operations	1,058,959	256,295
Net cash used in operating activities of discontinued operations	(948,020)	(1,623,958)

Net cash provided by (used in) operating activities	110,939	(1,367,663)

Investing activities:
Net cash used in investing activities of discontinued operations	-	(47,209)

Financing activities:
Restricted cash released to operational cash	623,050	-
Proceeds from convertible debentures (note 7)	252,500	1,260,500
Financing costs (note 7)	(26,500)	(160,500)
Repayment of convertible debentures in cash (note 7)	(900,000)	-

Net cash provided by (used in) financing activities	(50,950)	1,100,000

Effect of exchange rate difference on cash and cash equivalents	(69,033)	109,615

Net decrease in cash and cash equivalents	(9,044)	(205,257)

Cash and cash equivalents, beginning of year	27,057	350,018

Cash and cash equivalents, end of year	$18,013	$144,761

Supplementary information:
Interest and finance charges paid	$35,776	$28,619
Non-cash investing and financing activities:
Conversion of convertible debentures to common shares (note 7)	1,077,236	1,106,228
Issuance of common shares for services and partial consideration to settle debt	-	17,430
Warrants issued for services	-	1,907
Proceeds of convertible debentures allocated to warrants (note 7)	-	200,489
Proceeds of convertible debentures allocated to beneficial conversion feature (note 7)	89,625	658,485
Proceeds from sale of discontinued business included in restricted cash (note 4)	2,500,000	-
Proceeds from Bridge Note included in restricted cash at period end (note 4)	139,482	-

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Capital Deficit
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Six months ended January 31, 2009 (Unaudited)

					Accumulated
			Additional		other
	Common Shares		paid-in	Accumulated	comprehensive	Capital
	Shares	Amount	capital	deficit	income	deficit
		$	$	$	$	$
Balance as at July 31, 2008	5,907,011,198	73,632,963	34,210,776	(156,048,743)	902,099	(47,302,905)

Conversion of convertible debentures into common shares (note 7)	13,435,450,000	1,542,025	(464,789)	-	-	1,077,236
Stock-based compensation (note 9(c))	-	-	1,351	-	-	1,351
Intrinsic value of beneficial conversion feature (note 7)	-	-	89,625	-	-	89,625
Accrued dividends and accretion on preferred shares (note 8)	-	-	(77,770)	-	-	(77,770)
Loss for the period	-	-	-	(1,454,637)	-	(1,454,637)
Translation adjustment	-	-	-	-	1,477,651	1,477,651
Balance as at January 31, 2009	19,342,461,198	75,174,988	33,759,193	(157,503,380)	2,379,750	(46,189,449)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

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

On December 11, 2008, the Company completed the sale of its tire pressure monitoring system business (the “TPMS Business”), along with substantially all of its assets and certain of its liabilities (the “Asset Sale”), to Bendix Commercial Vehicle Systems LLC (the “Buyer”). The Company retains the right to receive future earn-out payments due pursuant to the Asset Sale, as well as to litigate certain of SmarTire’s tire pressure monitoring related patents. The Company also retains certain operating liabilities and all of the convertible debt and convertible preferred stock that was outstanding prior to the Asset Sale (refer to note 4 for additional details).

2.	Going Concern:

The Company has incurred recurring operating losses, and as of January 31, 2009 has an accumulated deficit of $157,503,380, and a working capital deficiency of $46,439,449, of which $47,054,707 is potentially convertible into shares of common stock of the Company, subject to certain restrictions as described in note 7(l). After the Asset Sale, the Company’s business consists solely of attempting to license its patents, and collecting amounts due under the earn-out, and the Company will have no full-time employees and three part-time consultants. The Company retained approximately $1.2 million of operating liabilities that were not transferred in the Asset Sale. The Company also retained all of its outstanding secured convertible debentures and convertible preferred stock, all of which were in default as of January 31, 2009, and which are more fully described in notes 7 and 8.

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
Three and six months ended January 31, 2009 and 2008

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
Three and six months ended January 31, 2009 and 2008

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

4.	Asset Sale, Discontinued Operations, and Assets and Liabilities Held for Sale:

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

The following are the material terms of the agreements relating to the Asset Sale:

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

•
The initial cash payment of $2,500,000 is being held in escrow, pursuant to the terms of an escrow agreement amongst the Company and the Buyer, until the earlier of the following events: (i) the transaction is ratified by the Company’s shareholders, (ii) the British Columbia Supreme Court issues an order declaring that the disposition of the Company’s assets is for valuable consideration to the Buyer who are dealing with the Company in good faith, or (iii) the second anniversary of the transaction.

•	In connection with the Asset Purchase Agreement, the Debtholders each consented to and released their security interest in the assets contemplated by the Asset Purchase Agreement.

•
Pursuant to the terms of the Asset Purchase Agreement, the Company collaterally assigned, and granted a security interest in, the rights to all payments due to the Company under the Asset Purchase Agreement, including any amounts paid under the earn-out, to the Debtholders.

•
The assets sold consisted of lease agreements, inventory, property and equipment, accounts receivable, certain contracts, permits, intellectual property rights including technical drawings and specifications, goodwill, books and records, and prepaid assets.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

4.	Asset Sale, Discontinued Operations, and Assets and Liabilities Held for Sale (continued):

The Company retains the right to receive future earn-out payments due, as well as the right to proceed with litigation in respect of prior infringements of our U.S. Patent Nos. 5,231,872 and 5,335,540.

•
The Company retains certain operating liabilities and all of the liabilities and obligations with respect to the convertible debt and the shares of its convertible preferred stock that were outstanding prior to the Asset Sale. Liabilities retained by the Company include (a) approximately $1.2 million of trade accounts payable and accrued liabilities related primarily to corporate costs, director fees, and discontinued vendors not related directly to the operation of the tire pressure monitoring business, (b) approximately $44.1 million of principal and accrued interest on secured convertible debentures on which the Company has defaulted, and (c) approximately $3.7 million of face value and accumulated dividends on convertible preferred stock on which the Company has defaulted. Secured convertible debentures and convertible preferred stock are carried at their full face value as a result of the default. Management believes the book value of these liabilities approximates fair value.

•
Because all of the Company’s assets were subject to a pre-existing grant of security in favor of the holders of outstanding debt in the aggregate amount of approximately $44,150,000 (as of December 11, 2008), the Company entered into a Liquidation Agreement (included as Exhibit 10.96 to our Form 10-KSB/A filed on March 3, 2009) with YA Global Investments, L.P., Xentenial Holdings Limited, Staraim Enterprises Limited and Starome Investments Limited pursuant to which the Company (a) acknowledged its debt to the lenders in the aggregate amount of approximately $44,150,000, (b) assured the lenders that it had no offsets, claims or counterclaims against any of them, (c) ratified all of the loan documents pursuant to which it had borrowed the money owed and acknowledged that they, and the documents granting security for repayment of the loans, were in full force and effect, and (d) agreed to adhere to a projected budget and wind-down plan during the period from closing through December 31, 2009.

•
The post-closing budget designated in the liquidation agreement calls for expenditures from closing through December 31, 2009 in the amount of $953,341 related to (a) severance costs incurred at closing, (b) preparation, printing and mailing of a proxy statement, (c) costs to complete the audit of the Company’s financial statements for the year ended July 31, 2008, (d) contractor costs to perform accounting, administrative and patent licensing functions, and (e) legal and administrative costs associated with the acquisition and post-sale operations.

•
The Wind-down Plan stipulates that (a) the Company will complete the audit and file a corresponding form 10-KSB for fiscal year ended July 31, 2008 no later than December 31, 2008, (b) the Company will file this proxy statement and information circular to attempt to secure shareholder approval of the Asset Sale, (c) The Company’s current board shall remain in place until such shareholder meeting is held, (d) David Warkentin shall resign as Chief Executive Officer at closing, but retain his position as director and assist on a contract basis with patent and administrative issues, (e) David Dodge shall continue as CFO until the special meeting of shareholders completed, (f) the Company will file its 2008 tax returns, and (g) the Company will pursue licensing and/or litigation relating to patent rights retained by SmarTire.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

4.	Asset Sale, Discontinued Operations, and Assets and Liabilities Held for Sale (continued):

•
At closing of the Asset Sale, YA Global Investments LP funded $762,532 in the form of the Bridge Note (included as Exhibit 10.98 to our Form 10-KSB/A filed on March 3, 2009) with an annual interest rate of 14%, to be used to pay specified post-closing administrative items. The Bridge Note is to be repaid from any future earnings or payments received from escrow by the Company, and is recorded as a current liability at January 31, 2009.

•	The Company agreed that it would change its name to TTC Technology Corp.

The Company has analyzed the pertinent facts of the transaction with respect to the criteria outlined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lives Assets” (“SFAS 144”), and has determined that all of the criteria for classification as “held for sale” were met as of October 15, 2008 and continue to be met. Accordingly, the Company is reporting the operating results of the TPMS Business as Discontinued Operations for all periods presented in this filing, and the assets and liabilities relating to the TPMS Business as Held for Sale as of July 31, 2008. Assets Held for Sale were not depreciated or amortized from the determination date of October 15, 2008 through the sale date of December 11, 2008. The disposal transaction is reflected in the Company’s financial statements during the three and six months ended January 31, 2009.

Upon completion of the Asset Sale on December 11, 2008, the Company recorded a gain on the disposal of the assets and liabilities sold in the amount of $1,175,286 representing the difference between the fair value of the proceeds received in the transaction, and the carrying value of the disposed assets and liabilities at closing:

Fair value of proceeds received:
Cash paid into escrow	$2,500,000
Minimum guaranteed earn-out payments due	500,000
Disposal costs	(572,811)
2,427,189

Carrying value of asset group at sale date:
Receivables	349,790
Inventory	970,692
Prepaid assets	54,649
Property and equipment	449,367
Accounts payable and accrued liabilities	(572,595)
1,251,903

Gain on disposal of discontinued business	$1,175,286

The accompanying consolidated statement of operations for the three and six months ended January 31, 2009 reflects the results of operations for the discontinued business for the period from August 1, 2008 through January 31, 2009.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

4.	Asset Sale, Discontinued Operations, and Assets and Liabilities Held for Sale (continued):

The operating results of the TPMS Business classified as discontinued operations are shown in the following table for the three and six months ended January 31, 2009 and 2008. There is no tax expense or benefit to report due to the Company’s net operating loss carry forward tax position.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2009	2008	2009	2008

Revenue	$277,466	$740,848	$956,175	$1,663,874

Cost of goods sold	154,439	665,165	661,017	1,461,919
	123,027	75,683	295,158	201,955

Expenses:
Depreciation and amortization	(575)	65,902	9,650	130,187
Engineering, research and development	123,819	413,326	503,390	905,831
General and administrative	117,248	545,629	285,207	843,332
Marketing	43,563	187,167	187,166	441,792
	284,055	1,212,024	985,413	2,321,142

Loss from operations	(161,028)	(1,136,341)	(690,255)	(2,119,187)

Other income:
Foreign exchange gain	89,059	189,607	36,737	24,355
	89,059	189,607	36,737	24,355

Loss from operations of discontinued business	$(71,969)	$(946,734)	$(653,518)	$(2,094,832)

Revenue from external customers by geography (based on customer location) for the three and six months ended January 31, 2009 and 2008 is outlined in the following table. The Company did not recognize any revenue after the completion of the Asset Sale on December 11, 2008 through January 31, 2009.

	Three months ended		Six months ended
	January 31,	January 31,	January 31,	January 31,
	2009	2008	2009	2008

United Kingdom	$52,257	$404,196	$392,957	$798,535
United States	220,286	289,591	541,541	749,160
Other	4,923	47,061	21,677	116,179

	$277,466	$740,848	$956,175	$1,663,874

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

4.	Asset Sale, Discontinued Operations, and Assets and Liabilities Held for Sale (continued):

Major customers, representing 10% or more of total sales, include:

	Three months ended		Six months ended
	January 31,	January 31,	January 31,	January 31,
	2009	2008	2009	2008

Customer A	$45,580	$381,900	$322,408	$760,351
Customer B	45,690	166,098	124,267	343,625
Customer C	82,398	-	164,019	-

	$173,668	$547,998	$610,694	$1,103,976

All sales relate to the discontinued business, and as such are reflected under the caption “Loss from operations of discontinued business” in the accompanying consolidated statement of operations.

The assets and liabilities of the TPMS Business classified as held for sale as of July 31, 2008 are shown in the following table. Because the disposal was finalized on December 11, 2008, there were no assets or liabilities held for sale as of January 31, 2009.

July 31,
2008

ASSETS

Current assets:
Inventory	$1,561,147
Prepaid expenses and other	27,338
1,588,485

Property and equipment	591,225

Assets held for sale	$2,179,710

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$313,106

Liabilities held for sale	$313,106

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

4.	Asset Sale, Discontinued Operations, and Assets and Liabilities Held for Sale (continued):

Inventory included in assets held for sale as of July 31, 2008 was:

July 31,
2008

Raw materials	$308,870
Work-in-process	265,847
Finished goods	986,430

$1,561,147

As at January 31, 2009, the Company did not have any property and equipment, as all fixed assets were transferred t the Buyer in the Asset Sale. At July 31, 2008, 70% of the Company's property and equipment were in Canada and 30% were in the U.S. All property and equipment is reflected under the caption “Assets held for sale” in the accompanying consolidated balance sheet.

During the six months ended January 31, 2009, the discontinued TPMS Business used $948,020 cash in operating activities (six months ended January 31, 2008 - $1,623,958), and $Nil in investing activities (six months ended January 31, 2008 - $47,209).

During the three and six months ended January 31, 2008, the Company incurred the following disposal-related costs:

	Three	Six
	months ended	months ended
	January 31,	January 31,
	2009	2009
Severance costs related to terminated employees	$-	$377,663
Legal fees	23,768	116,351
Advisory fees	48,484	78,797
	$72,252	$572,811

Results of operations for the discontinued TPMS Business are included in the line item entitled “Loss from operations of discontinued business” on the accompanying consolidated statement of operations for the period from August 1, 2008 to December 11, 2008, and for the entire three and six month periods ended January 31, 2009 and 2008. Balance sheet items related to the discontinued TPMS Business are included in the line items entitled “Assets held for sale” and “Liabilities held for sale” on the accompanying consolidated balance sheet as of July 31, 2008. Because the disposal was finalized on December 11, 2008, there were no assets or liabilities held for sale as of January 31, 2009.

Because the results of the discontinued TPMS Business have already been removed from the Company’s continuing operations and classified as discontinued operations for the three and six months ended January 31, 2009 and 2008, pro forma financial statements are not presented herein.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

5.	Restricted Cash:

Certain cash proceeds received in connection with the Asset Sale are subject to restrictions and as a result are classified as “Restricted cash” on the consolidated balance sheet. Restricted cash was comprised of the following as of January 31, 2009 and July 31, 2008:

	January 31,	July 31,
	2009	2008

Gross proceeds from sale of TPMS business held in escrow	$2,500,000	$-
Balance of cash received from Bridge Note	139,482	-

	$2,639,482	$-

The initial cash payment of $2,500,000 relating to the sale of TPMS business is being held in escrow, pursuant to the terms of an escrow agreement between us and the Buyer, until the earlier of the following events: (i) the transaction is ratified by our shareholders, (ii) the British Columbia Supreme Court issues an order declaring that the disposition of our assets is for valuable consideration to the Buyer who are dealing with us in good faith, or (iii) the second anniversary of the transaction.

On December 11, 2008, YA Global Investments LP funded the Bridge Note in the amount of $762,532 to be used to pay specified post-closing administrative items. The Bridge Note bears interest at 14% per annum, and matures on is to be repaid from the proceeds of the Asset Sale or other future earnings of the Company. The balance of $139,482 represents the remainder of funds at January 31, 2009 that were advanced pursuant to the Bridge Note.

6.	Accounts payable and accrued liabilities:

	January 31,	July 31,
	2009	2008

Accounts payable	$262,806	$1,063,025
Accrued liabilities	117,139	569,282
Due to directors	483,899	305,375
Interest payable on convertible debentures	755,771	720,021

	$1,619,615	$2,657,703

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

7.	Convertible debentures:

The Company has entered into a number of convertible debt instruments. The following table denotes the face value of each of these convertible debentures and provides a summary of the balance of convertible debentures outstanding as at January 31, 2009 and July 31, 2008. Each convertible debenture is also described in detail as specified in the table below.

	Note 7 (a)	Note 7 (b)	Note 7 (c)	Note 7 (d)	Note 7 (e)	Note 7 (f)
	5%	5%	10%	10%	10%	10%
Original face value of convertible debenture	$195,000	$1,500,000	$30,000,000	$1,200,000	$1,800,000	$1,500,000

Debt component, as at July 31, 2008	10,000	1,420,000	28,629,598	455,300	1,800,000	1,500,000
Issued	-	-	-	-	-	-
Finance fees paid to debenture holder/related company of debenture holder	-	-	-	-	-	-
Intrinsic value of beneficial conversion feature of convertible debentures	-	-	-	-	-	-
Interest accretion	-	-	-	-	-	-
Conversion of debt to common shares	-	-	(12,000)	-	-	-
Repayment of debentures in cash	-	-	(900,000)	-	-	-
Debt component, as at January 31, 2009	10,000	1,420,000	27,717,598	455,300	1,800,000	1,500,000
Less current portion, as at January 31, 2009	(10,000)	(1,420,000)	(27,717,598)	(455,300)	(1,800,000)	(1,500,000)
Long term portion of debt component, as at January 31, 2009	$-	$-	$-	$-	$-	$-
Remaining face value of convertible debenture as at January 31, 2009	$10,000	$1,420,000	$27,717,598	$455,300	$1,800,000	$1,500,000

	Note 7 (g)	Note 7 (h)	Note 7 (i)	Note 7 (j)	Note 7 (k)
	10%	12%	12%	12%	12%	Total
Original face value of convertible debenture	$96,500	$888,000	$269,000	$152,500	$100,000	$37,701,000

Debt component, as at July 31, 2008	96,500	888,000	269,000	-	-	35,068,398
Issued	-	-	-	152,500	100,000	252,500
Finance fees paid to debenture holder/related company of debenture holder	-	-	-	(26,500)	-	(26,500)
Intrinsic value of beneficial conversion feature of convertible debentures	-	-	-	(64,625)	(25,000)	(89,625)
Interest accretion	-	-	-	91,125	25,000	116,125
Conversion of debt to common shares	-	(466,000)	(269,000)	(152,500)	(100,000)	(999,500)
Repayment of debentures in cash	-	-	-	-	-	(900,000)
Debt component, as at January 31, 2009	96,500	422,000	-	-	-	33,421,398
Less current portion, as at January 31, 2009	(96,500)	(422,000)	-	-	-	(33,421,398)
Long term portion of debt component, as at January 31, 2009	$-	$-	$-	$-	$-	$-
Remaining face value of convertible debenture as at January 31, 2009	$96,500	$422,000	$-	$-	$-	$33,421,398

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

7.	Convertible debentures (continued):

(a)	$195,000 – 5% convertible debenture issued on December 15, 2004

On December 15, 2004, the Company closed a $195,000 private placement bearing interest at 5% per annum and maturing on December 15, 2006. As at July 31, 2005, as a result of a default, the Company had accreted the original assigned debt component to its full face value, and therefore, there is no accretion expense on this debenture for the three or six months ending January 31, 2009 and 2008.

No conversions or repayments were made against this debenture during the three or six months ending January 31, 2009 and 2008. As at January 31, 2009, there remains $10,000 of principal outstanding. The holder of the debenture has not requested repayment or conversion and therefore the Company continues to disclose the amount as a current liability.

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

For accounting purposes, the Company calculated the intrinsic value of the beneficial conversion feature to $1,499,999 and recorded it as additional paid-in capital. During the year ended July 31, 2006, the loan became in default as a result of the Company not obtaining an extension from the holder relating to the deferral of all principal and interest. As a result of the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2006. Consequently, the Company did not record any accretion expense on this debenture for the three or six months ending January 31, 2009 and 2008.

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in note 7(l).

No conversions were made relating to this debenture during the six months ending January 31, 2009 and 2008. As at January 31, 2009, the Company was in arrears on payments of principal and interest in the amount of $1,420,000 and $253,750 respectively.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

7.	Convertible debentures (continued):

(c)	$30,000,000 - 10% convertible debentures issued on June 23, 2005

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

This debenture is also subject to a registration rights agreement, as described in note 7(l).

As at January 31, 2009, the Company has accrued $9,607,272 (July 31, 2008 - $8,190,438) in interest based on the terms of the amended convertible debenture of which $500,000 (July 31, 2008 - $500,000) is included in accounts payable and accrued liabilities and the remainder of $9,107,272 (July 31, 2008 - $7,690,438) is included in accrued interest on convertible debentures. The amount included in accounts payable and accrued liabilities related to cash interest payable prior to the amendment of the convertible debentures on December 30, 2005.

As a result of the issuance of the November 2006 10% convertible debenture (note 7 (d)) and the anti-dilution provisions, the conversion price for the outstanding principal for these convertible debentures was reduced to the lesser of:

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

7.	Convertible debentures (continued):

During the six months ended January 31, 2009, holders of the 10% convertible debentures converted $12,000 of principal (six months ended January 31, 2008- $934,031) into 120,000,000 (six months ended January 31, 2008 – 682,512,607) common shares of the Company. Also during the six months ended January 31, 2009, the Company made a cash repayment against the principal of this debenture in the amount of $900,000 (six months ended January 31, 2008 – $nil).

This debenture matured unpaid on June 23, 2008, at which time the Company accreted the original assigned debt component to its full face value. Accordingly, there was no accretion of this debenture during the three or six months ended January 31, 2009 (three and six months ended January 31, 2008 - $4,910,324 and $8,544,214). As at January 31, 2009, the Company was in arrears on payments of principal and interest in the amount of $27,717,598 and $9,607,272, respectively. Because this debenture has matured, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

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

In addition, the agreement contains similar anti-dilution provisions as those described in note 7(c). This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in note 7(l).

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

7.	Convertible debentures (continued):

During the six months ended January 31, 2009, holders did not convert any principal into common shares of the Company. During the six months ended January 31, 2008, holders converted principal of $172,197 into 96,956,912 common shares of the Company.

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture in excess of $100,000 qualifies as an event of default under this debenture. The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 7 (c)). A holder of a portion of the $30,000,000 10% convertible debentures was also the holder of this debenture. Due to the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2008. Accordingly, there was no accretion of this debenture during the three and six months ended January 31, 2009 (three and six months ended January 31, 2008 - $98,462 and $232,501). As at January 31, 2009, the Company was in arrears on payments of principal and interest in the amount of $455,300 and $168,526, respectively. Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

In connection with these debentures, the Company entered into a registration rights agreement, as described in note 7(l). A registration statement for the securities underlying these debentures was declared effective on June 15, 2007 by the Securities Exchange Commission. However, the Company registered only 87,958,115 of the shares of the Company’s common stock, which is less than the 150,000,000 agreed to in the registration statement. As such, management may be required to register additional shares underlying the convertible debentures. While management will apply its best efforts to register additional shares if required, there can be no assurances that the Company will succeed in obtaining the required approvals. These debentures contain contractual restrictions on beneficial share ownership limiting beneficial ownership to 4.99% unless the debenture holders waive such limitation. These limitations may be waived by the holder due to the default status of the debenture.

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

This debenture is also subject to a registration statement agreement and beneficial ownership limitations, as described in note 7(l).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

7.	Convertible debentures (continued):

The intrinsic value of the beneficial conversion feature, being $886,302 was allocated to additional paid-in capital at inception. The remaining amount of $718,698 (net of $195,000 in finance fees paid to the holder) was allocated to the debt component and is being accreted over the life of the debenture to the original face value using the effective interest rate method.

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture. The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 7 (c)). The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture. Due to the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2008. Accordingly, there was no accretion of this debenture during the three and six months ended January 31, 2009 (three and six months ended January 31, 2008 - $120,028 and $227,697). As at January 31, 2009, the Company was in arrears on payments of principal and interest in the amount of $1,800,000 and $349,094, respectively. Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

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

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in note 7(l).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

7.	Convertible debentures (continued):

The intrinsic value of the beneficial conversion feature related to the April 27, 2007 $1,150,000 convertible debenture, being $534,401, was allocated to additional paid-in capital. The remaining amount of $480,599 (net of $135,000 in finance fees paid to the holder) was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method. The intrinsic value of the beneficial conversion feature related to the August 20, 2007 $350,000 convertible debenture, being $200,121, was allocated to additional paid-in capital. The remaining amount of $114,879 (net of $35,000 in finance fees paid to the holder) was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture. The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 7 (c)). The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture. Due to the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2008 and reclassified long term amounts to current liabilities as of July 31, 2008. Accordingly, there was no accretion of this debenture during the three and six months ended January 31, 2009 (three and six months ended January 31, 2008 - $55,476 and $102,738). As at January 31, 2009, the Company was in arrears on payments of principal and interest in the amount of $1,500,000 and $254,861, respectively. Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

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

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in note 7(l).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

7.	Convertible debentures (continued):

The intrinsic value of the beneficial conversion feature, being $35,625 was allocated to additional paid-in capital. The remaining amount of $49,375 (net of $11,500 in finance fees paid to the holder) was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method.

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture. The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 9 (c)). The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture. Due to the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2008 and reclassified long term amounts to current liabilities as of July 31, 2008. Accordingly, there was no accretion of this debenture during the three and six months ended January 31, 2009 (three and six months ended January 31, 2008 - $1,873 and $1,873). As at January 31, 2009, the Company was in arrears on payments of principal and interest in the amount of $96,500 and $11,658, respectively. Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

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

These debentures are also subject to a registration rights agreement and beneficial ownership limitations, as described in note 7(l).

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

7.	Convertible debentures (continued):

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

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture. The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 7 (c)). The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture. Due to the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2008 and reclassified long term amounts to current liabilities as of July 31, 2008. Accordingly, there was no accretion of this debenture during the three and six months ended January 31, 2009 (three and six months ended January 31, 2008 - $4 and $4).

On December 19, 2008, the holder of this debenture converted $466,000 of principal and $50,650 of accrued interest into 6,458,125,000 shares of the Company’s common stock. The conversion, together with conversions of other instruments disclosed in this note 7, resulted in a change in control of our company. Please see note 7(n) for further additional information. As at January 31, 2009, the Company was in arrears on payments of principal and interest in the amount of $422,000 and $59,658, respectively. Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

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

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in note 7(l).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

7.	Convertible debentures (continued):

The intrinsic value of the beneficial conversion feature, being $98,250 was allocated to additional paid-in capital. The remaining amount of $139,750 (net of $31,000 in finance fees paid to the holder) was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method.

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture. The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 7 (c)). The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture. Due to the default, the Company fully accreted the remaining debt discount on this debenture during the year ended July 31, 2008 and reclassified long term amounts to current liabilities as of July 31, 2008. Accordingly, there was no accretion of this debenture during the three and six months ended January 31, 2009 (three and six months ended January 31, 2008 - $nil).

On December 19, 2008, the holder of this debenture converted the entire face value of $269,000 and accrued interest of $16,007 into 3,562,587,500 shares of the Company’s common stock, retiring the debenture. The conversion, together with conversions of other instruments disclosed in this note 7, resulted in a change in control of our company. Please see note 7(n) for further additional information.

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

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in note 7(l).

The intrinsic value of the beneficial conversion feature, being $64,625 was allocated to additional paid-in capital. The remaining amount of $61,375 (net of $26,500 in finance fees paid to the holder) was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method.

This debenture was considered in default at its issuance, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture. The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 7 (c)). The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture. Due to the default, the Company immediately accreted the full debt discount in the amount of $91,125 to reflect the debt at full face value.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

7.	Convertible debentures (continued):

On December 19, 2008, the holder of this debenture converted the entire face value of $152,500 and accrued interest of $6,969 into 1,993,362,500 shares of the Company’s common stock, retiring the debenture. The conversion, together with conversions of other instruments disclosed in this note 7, resulted in a change in control of our company. Please see note 7(n) for further additional information.

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

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in note 7(l).

The intrinsic value of the beneficial conversion feature, being $25,000 was allocated to additional paid-in capital. The remaining amount of $75,000 was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method.

This debenture was considered in default at its issuance, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture. The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 7 (c)). The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture. Due to the default, the Company immediately accreted the full debt discount in the amount of $25,000 to reflect the debt at full face value.

On December 19, 2008, the holder of this debenture converted the entire face value of $100,000 and accrued interest of $4,110 into 1,301,375,000 shares of the Company’s common stock, retiring the debenture. The conversion, together with conversions of other instruments disclosed in this note 7, resulted in a change in control of our company. Please see note 7(n) for further additional information.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

7.	Convertible debentures (continued):

(l)	Registration rights agreements and beneficial ownership limitations

In connection with the execution of the convertible debenture agreements described in notes 7(b) through (k), and with the preferred shares issued (as described in note 8), the Company entered into registration rights agreements with the holders. Under the terms of these agreements, the Company agreed to file and remain effective a registration statement underlying the securities to be sold under the various convertible instruments noted above, except for the convertible debenture agreements described in notes 7(e) through (k), whereby the Company is required to use its best efforts to file, within thirty (30) days of demand by the Investors and provided that at least 30 days have passed since any other registration statement filed by the Company has been declared effective by the SEC, with the SEC a registration statement on Form S-1 (or, if the Company is then eligible, on Form S-3) under the Securities Act. In addition, these debenture agreements limit beneficial ownership, at any one time, of 4.9%, except for the convertible debentures described in note 7(d) which is 4.99%, of our outstanding shares by each debenture holder and its affiliates except upon providing us with not less than 65 days prior notice. Due to default of the debentures described in notes 7(b) through (k), the ownership limitations may be waived without notice by the holders.

In the event the registration statements are not filed by the scheduled filing deadline or is not declared effective by the SEC, then as partial relief for the damages to any holder, the Company will pay as a liquidated damage to the holder, at the holder’s option, either a cash amount or shares of the Company’s common stock within 3 business days, equal to 2% of the liquidated value of the convertible debentures or preferred shares outstanding for each 30 day period after the scheduled filing deadline or scheduled effective date. For the convertible debentures described in notes 7(b) and (c) and the convertible preferred stock described in note 8, the Company obtained permanent waivers to liquidation damages under the registration rights agreements on November 7, 2007 which eliminated the need to recognize a provision in relation to these debentures. For the debentures described in notes 7(d) through (k), the registration rights agreement limits the amount of damages to not exceed 20% of the aggregate purchase price for all investors, being $240,000, $360,000, $300,000, $19,300, $177,600, $53,800, $30,500, and $20,000, respectively.

Except as described in note 7(d), the Company has not filed or made effective any registration statement underlying the other securities. On November 7, 2007 management obtained permanent waivers from the various holders of the convertible debentures described in notes 7(b) and (c) and for the convertible preferred stock described in note 8, which indicate that the Company was not considered in default of these agreements and the holders waive their rights under the default provisions affected by this non-compliance. The remaining debentures are subject to demand registration rights. The Company had not received any demand for registration from any debenture holder as of the date of this filing. While management will apply its best efforts to have the various registration statements filed and declared effective if demanded by any holder, there can be no assurances that the Company will succeed in obtaining the required approvals. Failure by the Company to obtain effective registration statements could have a significant impact on the operations of the Company. However, as at January 31, 2009, it is management’s opinion that the various holders of these instruments will not require the Company to make effective a registration statement as required under the terms of this agreement until such time as the convertible instruments are settled. As such, the Company has not accrued any liabilities related to these liquidated damages associated with this non-compliance for any of the periods presented.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

7.	Convertible debentures (continued):

(m)	Security granted

In connection with the execution of the January 23, 2007 securities purchase agreement described in note 7(g), the Company entered into a security agreement with Xentenial Holdings Limited, Cornell Capital Partners, LP, Starome Investments Limited and Staraim Enterprises Limited, in which the Company granted to these parties a security interest over all of its assets to secure both the repayment to Xentenial Holdings of all debts of the company now or hereafter held by it and all of the previously existing debt evidenced by the previously unsecured convertible debentures that the Company had previously sold to Cornell Capital Partners, Staraim Enterprises and Starome Investments. The security granted applies to the convertible debenture agreements described in notes 7(b) through (k) and with the preferred shares issued (as described in note 8).

In connection with the sale of the TPMS Business and related assets and liabilities on December 11, 2008, the secured parties described above released their security interest in the assets sold.

(n)	Change of Control

On December 19, 2008, Xentenial Holdings Limited, a wholly owned subsidiary of YA Global Investments, L.P., converted in aggregate; various secured convertible debentures issued by the Company with a face value of $1,065,236, into a total of 13,315,450,000 of the Company’s common shares as follows:

		Face	Accrued	Total	Shares
		Value	Interest	Amount	Issued Upon
Debenture Issuance Date	Note	Converted	Converted	Converted	Conversion
January 17, 2008	7(h)	$392,000	$43,303	$435,303	5,441,287,500
February 20, 2008	7(h)	74,000	7,347	81,347	1,016,837,500
June 20, 2008	7(i)	269,000	16,007	285,007	3,562,587,500
August 1, 2008	7(j)	152,500	6,969	159,469	1,993,362,500
August 15, 2008	7(k)	100,000	4,110	104,110	1,301,375,000
		$987,500	$77,736	$1,065,236	13,315,450,000

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

8.	Preferred shares subject to mandatory redemptions:

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

The holders of the preferred shares are entitled to receive dividends or distributions on a pro rata basis according to their holdings of the preferred shares when and if declared by our board of directors, in the amount of 5% per year. Dividends will be paid in cash and are cumulative. As at January 31, 2009, no dividends have been declared by the Company’s board of directors. No declared and unpaid dividends will bear or accrue interest.

As at January 31, 2009, the aggregate liquidation value of the preferred shares amounted to $3,682,240 (July 31, 2008 –$3,604,470).

As at January 31, 2009, the balance of the preferred shares subject to mandatory redemption consisted of the initial allocation of $1 (July 31, 2008 - $1), cumulative, undeclared but accrued dividends of $596,800 (July 31, 2008 – $519,030), and accumulated accretion of $3,999,999 (July 31, 2008 - $3,999,999), less $914,560 (July 31, 2008 - $914,560) converted to common shares. The Company did not record any accretion on the preferred shares during the three and six months ended January 31, 2009 or 2008. The balance of the remaining face value of the convertible preferred stock, being $3,085,440 (July 31, 2008 – $3,085,440), matured unpaid on June 30, 2008. Accordingly, the Company has classified the convertible preferred stock as a current liability as of January 31, 2009 and July 31, 2008.

The preferred shares are subject to a registration statement and beneficial ownership limitations as described in note 7(l) and are secured by the Company’s assets as described in note 7(m).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

9.	Share capital:

(a)	Authorized:

Unlimited number of common shares with no par value
100,000 preferred shares, issuable in series, of which 25,000 have been issued (note 8)

(b)	Standby equity distribution agreement:

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

During the three and six months ended January 31, 2009, the Company charged $676 and $1,351 (three and six months ended January 31, 2008 - $17,891 and $146,607) to Loss from Operations of Discontinued Business on the statement of operations for options granted in prior years that vested during the quarter.

As at January 31, 2009, for options granted in the period or in a prior year, there was $675 of total unrecognized compensation cost related to unvested options. This unrecognized compensation cost is expected to be recognized over a weighted average period of four months.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

9.	Share capital (continued):

(d)	Stock-options:

The following tables reflect the transactions and the number of stock options which are unvested, vested, and the total outstanding during the six months ended January 31, 2009.

	Unvested options		Vested options		Total
		Weighted		Weighted		Weighted
	Unvested	average	Vested	average		average
	options	exercise	options	exercise	Options	exercise
	outstanding	price	outstanding	price	outstanding	price

Opening balance,
July 31, 2008	500,000	$0.06	23,549,602	$0.06	24,049,602	$0.06
Options vested	(300,000)	0.07	300,000	-	-	-
Options forfeited	(200,000)	0.04	(19,299,602)	0.06	(19,499,602)	0.06

Ending balance,
January 31, 2009	-	$-	4,550,000	$0.07	4,550,000	$0.07

The total intrinsic value of options outstanding at January 31, 2009 and exercised during the six months ended January 31, 2009 was $nil and $nil, respectively. During the six months ended January 31, 2009, no options were granted or exercised from any of the Company’s stock option plans. On December 11, 2008, 17,380,002 options were forfeited when employees were terminated in connection with the Asset Sale.

The following stock options were outstanding and exercisable as at January 31, 2009:

	Options outstanding			Options exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of	Number	contractual	exercise	Number	exercise
exercise prices	of shares	life	price	exercisable	price

$0.03 - 0.035	2,250,000	1.13	$0.03	2,250,000	$0.03
$0.07 - 0.10	2,300,000	2.16	0.10	2,300,000	0.10

$0.03 - 0.20	4,550,000	1.65	$0.07	4,550,000	$0.07

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

9.	Share capital (continued):

(e)	Warrants:

As at January 31, 2009, warrants outstanding were exercisable for 556,075,000 (July 31, 2008 - 557,375,000) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $0.03 to $0.20 per share and expire on various dates until August 20, 2013. The exercise price of warrants issued were not less than the market price of the Company's common shares at the date of issuance.

		Weighted-
		average
		exercise
	Warrants	price

Outstanding, beginning of period	557,375,000	$0.04
Expired	(1,300,000)	0.16

Outstanding, end of period	556,075,000	$0.03

The following warrants were outstanding at January 31, 2009:

		Weighted
		average	Weighted
		remaining	average
Range of	Number	contractual	exercise
exercise prices	of warrants	life	price

$0.03	555,625,000	3.67	$0.03
$0.06 - 0.20	450,000	1.60	0.14

$0.03 - 0.20	556,075,000	3.66	$0.03

No warrants were exercised during the six months ended January 31, 2009 or 2008, and as such the Company did not receive any cash proceeds from exercise.

During the six months ended January 31, 2008, 500,000 share purchase warrants were issued for services rendered and 450 million share purchase warrants were issued in conjunction with the issuance of convertible debt as disclosed in Note 7 (h). The warrants are currently exercisable at $0.03 per warrant. The fair value of the warrants issued for services rendered at the date of grant was estimated at $1,907 using the Black-Scholes valuation model using the following weighted average assumptions: dividend yield of 0%, expected volatility ranging from 150.4% - 151.3%, risk-free interest rate ranging from of 3.80% - 4.38%, and an expected life of 5 years.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

9.	Share capital (continued):

(f)	Settlement of liabilities:

During the six months ended January 31, 2008, the Company issued 2,104,812 shares of its common stock as consideration for $14,720 in severance owed to a former employee of the Company. The shares issued were valued using their quoted market value on the date the agreement was entered into.

(g)	Consulting agreement:

During the six months ended January 31, 2008, the Company issued 600,000 shares of its common stock and 500,000 warrants to SKS Consulting of South Florida, Inc. as partial consideration under a consulting agreement. The fair value of the common stock of $2,710 and the fair value of the warrants in the amount of $1,907 was charged to administration expense. George O’Leary, a member of our board of directors, is the president of SKS Consulting of South Florida, Inc. No warrants or shares were issued to SKS Consulting of South Florida, Inc. during the six months ended January 31, 2009.

10.	Net interest and financing expenses:

	Three months ended		Six months ended
	January 31,	January 31,	January 31,	January 31,
	2009	2008	2009	2008

Interest accreted on convertible debentures (note 7)	$-	$5,187,167	$116,125	$9,109,027
Interest expense and finance charges on convertible debt and other	823,960	882,752	1,705,382	1,731,348
Amortization of deferred financing fees	-	251,197	-	502,394

	$823,960	$6,321,116	$1,821,507	$11,342,769

11.	Other income – settlement from patent litigation:

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

On August 21, 2008, the Company and Schrader entered into a Confidential Settlement and License Agreement, terminating the lawsuit between Schrader and us. We received net proceeds of $1,800,000 after legal contingency fees, from which the Company paid approximately $310,000 in litigation-related expenses. These litigation related expenses were incurred and charged to the statement of operations during the year ended July 31, 2008. We recorded other income from the settlement in the amount of $nil and $1,800,000 during the three and six months ended January 31, 2009 (three and six months ended January 31, 2008 - $nil).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

12.	Related party transactions:

(a)
On December 19, 2008, Xentenial Holdings Limited, a wholly owned subsidiary of YA Global Investments, L.P., converted face value in the aggregate amount of $1,065,236 of various secured convertible debentures issued by the Company into a total of 13,315,450,000 of the Company’s common shares. After the conversion, the Company had 19,342,461,198 common shares outstanding, of which Xentenial Holdings Limited was the holder of 13,315,450,000, or 68.8%, of the Company’s total outstanding common shares. Upon completion of the conversion, a change in control of the Company occurred. The conversion was executed pursuant to the terms of a Voting Arrangement Agreement dated December 4, 2008 completed in connection with the sale of the Company’s tire pressure monitoring system business and related assets to Bendix, under which YA Global Investments, L.P. or its affiliated companies were required to convert into a number of shares sufficient to guarantee approval of the Asset Sale by the Company’s shareholders.

By virtue of their ownership, YA Global Investments LP (formerly known as Cornell Capital Partners) and its affiliates are considered related parties. During the three and six months ended January 31, 2009, the Company paid $nil (three and six months ended January 31, 2008 - $nil) in cash interest payments to YA Global Investments and its affiliates for interest and financing fees of $26,500 (six months ended January 31, 2008 - $160,500) on convertible debentures issued to YA Global Investments and its affiliates. During the six months ended January 31, 2009, the Company made a cash repayment of $900,000 against a portion of the principal held by Xentenial Holdings Ltd. on its $30,000,000 10% convertible debentures issued on June 23, 2005. During the six months ended January 31, 2009, the Company made a cash repayment of $900,000 against a portion of the principal held by Xentenial Holdings Ltd. on its $30,000,000 10% convertible debentures issued on June 23, 2005.

The Company had the following financial instruments outstanding with YA Global Investments and its affiliates as at January 31, 2009:
Financial Instruments	Amount

Standby equity distribution agreement	$100,000,000
Preferred shares	3,085,440
Convertible debentures	32,956,098

It is unlikely that the Company will be permitted to draw on the $100 million SEDA as drawdowns are subject to an effective registration statement covering the underlying shares. Based on our current market capitalization and outstanding debentures, we do not believe that the SEDA is a viable source of financing.

(b)
During the six months ended January 31, 2008, the Company issued 600,000 shares of its common stock and 500,000 warrants to SKS Consulting of South Florida, Inc. as partial consideration under a consulting agreement. The fair value of the common stock of $2,710 and the fair value of the warrants in the amount of $1,907 was charged to administration expense. George O’Leary, a member of our board of directors, is the president of SKS Consulting of South Florida, Inc. No warrants or shares were issued to SKS Consulting of South Florida, Inc. during the six months ended January 31, 2009.

(c)
During the three and six months ended January 31, 2009, the Company was charged $nil and $49,561 (three and six months ended January 31, 2008 - $36,339 and $73,239) in directors fees. As at January 31, 2009, $483,899 (July 31, 2008 - $305,375) was included in accounts payable and accrued liabilities as owed to Directors of the Company. These amounts were incurred in the ordinary course of business are non- interest bearing, unsecured and due on demand.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and six months ended January 31, 2009 and 2008

12.	Related party transactions (continued):

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

13.	Contingency:

On February 4, 2009, the Company was served with a Writ of Summons in the Supreme Court of British Columbia by Federal Express Canada Ltd. claiming unpaid invoices in the amount of approximately $132,000 (using the January 31, 2009 exchange rate of 1.2308 Canadian Dollars per US Dollar) for shipping services incurred during 2008. On February 11, 2009, the Company filed an Appearance with the Supreme Court of British Columbia with respect to this matter. As of January 31, 2009, the Company had accrued approximately $132,000 in “Accounts payable and accrued liabilities” on its consolidated balance sheet related to this matter.

14.	Comparative figures:

Certain figures have been reclassified to conform to the financial statement presentation adopted for the current year.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended January 31, 2009 and 2008 should be read in conjunction with our most recent audited annual financial statements for the financial year ended July 31, 2008, the unaudited interim financial statements included herein, and, in each case, the related notes.

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

The followings are the material terms of the agreements relating to the Asset Sale:

•
The sale price was $2,500,000 cash at closing, plus an earn-out amount in each of the five years after closing based on a percentage of tire pressure monitoring system sales made or license fees received by the Buyer during that period, with a minimum earn-out of $500,000, of which $250,000 is payable by March 1, 2009 and US$250,000 is payable by March 1, 2010.  YA Global Investments LP, Xentenial Holdings Limited, Staraim Enterprises Limited, and Starome Investments Limited (collectively, the “Debtholders”) will receive all of these proceeds as a result of their position as secured creditors of the company.

•
The earn-out is based on future revenues generated by the Buyer from the TPMS Business, and any amounts earned by our company above the minimum earn-out are payable to us from the Buyer on an annual basis for a period of five years.  Amounts due from the Buyer to us pursuant to the earn-out provision shall be equal to (a) 10% of sales of tire pressure monitoring products generated by the Buyer (net of returns, allowances, freight, and duties) between $2,000,000 and $10,000,000 in any given earn-out year, plus (b) 15% sales of tire pressure monitoring products generated by the Buyer (net of returns, allowances, freight, and duties) that exceeds $10,000,000 in any given earn-out year.  The first earn-out year begins on December 11, 2008 and ends on December 11, 2009.  New earn-out years thereafter begin on December 11, 2009 and for each year after until five full earn-out years have been completed.

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

RESULTS OF OPERATIONS

Three months ended January 31, 2009 and January 31, 2008

General and Administrative Expenses

General and administrative expenses for the three months ended January 31, 2009 decreased to $112,633 from $217,367 for the three months ended January 31, 2008.  The decrease was primarily attributed to lower audit and tax fees, lower director fees, lower insurance premiums, and reduced public relations expenses in the three months ended January 31, 2009.

Interest Income

Interest income of $24 was earned for the three months ended January 31, 2009 as compared to $1,532 for the three months ended January 31, 2008 and was the result of lower average cash balances during the three months ended January 31, 2009.

Interest and finance charges

Interest and finance charges decreased to $823,960 for the three months ended January 31, 2009 from $6,321,116 for the three months ended January 31, 2008. Interest and finance charges for the three months ended January 31, 2009 includes non-cash interest of $785,839 compared to non-cash interest charges of $6,287,579 for the three months ended January 31, 2008. The decrease occurred due to the Company defaulting on its outstanding convertible debt instruments as of July 31, 2008, resulting in the debentures being written up from their carrying value to full face value as of July 31, 2008.  As a result, all debentures issued prior to July 31, 2008 were fully accreted as of that date and the Company did not recognize any interest expense to accrete these instruments during the three or six months ended January 31, 2009.

Foreign exchange loss

A foreign exchange loss of $81,394 was incurred for the three months ended January 31, 2009 as compared to $673,172 for the three months ended January 31, 2008. Foreign exchange gains and losses are due to fluctuations in currency exchange rates.

Loss from operations of discontinued business

As a result of the sale of the TPMS Business on December 11, 2008, results of operations from this business have been classified as discontinued operations for the three months ended January 31, 2009 and 2008 in the accompanying statement of operations.  The operating results of the TPMS Business classified as discontinued operations are shown in the following table for the three months ended January 31, 2009 and 2008.

	Three Months Ended
	January 31,	January 31,
	2009	2008

Revenue	$277,466	$740,848

Cost of goods sold	154,439	665,165
	123,027	75,683

Expenses:
Depreciation and amortization	(575)	65,902
Engineering, research and development	123,819	413,326
General and administrative	117,248	545,629
Marketing	43,563	187,167
	284,055	1,212,024

Loss from operations	(161,028)	(1,136,341)

Other income:
Foreign exchange gain	89,059	189,607
	89,059	189,607

Loss from operations of discontinued business	$(71,969)	$(946,734)

Revenue decreased from $740,048 during the three months ended January 31, 2008 to $277,466 in the three months ended January 31, 2009.  The decrease is primarily due to lower sales to our two primary customers during the three months ended January 31, 2009, as well as the fact the results for the three months ended January 31, 2009 only reflect operations of our business from November 1, 2008 to the sale date of December 11, 2008.

Cost of sales decreased from $665,165 during the three months ended January 31, 2008 to $154,439 in the three months ended January 31, 2009.  The decrease corresponds with the decrease in sales to our two primary customers.  Gross margin increased to 44% in the three months ended January 31, 2009 from 10% in the three months ended January 31, 2008 due to a lower concentration of our sales to original equipment manufacturers of new passenger cars.

Depreciation expense decreased from $65,902 during the three months ended January 31, 2008 to ($575) in the three months ended January 31, 2009.  The decrease was due to suspended depreciation on assets held for sale during the three months ended January 31, 2009, as well as a higher value US Dollar relative to the Canadian dollar in 2008 resulting in lower US Dollar balances on depreciation of fixed assets denominated in Canadian dollars.

Engineering, research and development expense decreased from $413,326 during the three months ended January 31, 2008 to $123,819 in the three months ended January 31, 2009.  The decrease was primarily due to lower stock based compensation expense, lower product testing expenses, and a higher value US Dollar relative to the Canadian dollar in 2008 resulting in lower US Dollar balances on expenses denominated in Canadian dollars.  Additionally, results for the three months ended January 31, 2009 only reflect operations of our business from November 1, 2008 to the sale date of December 11, 2008.

General and administrative expense decreased from $545,629 during the three months ended January 31, 2008 to $117,248 in the three months ended January 31, 2009.  The decrease was primarily due to a reduction in staff from 2008 to 2009, reduced legal fees, lower stock based compensation expense, and a higher value US Dollar relative to the Canadian dollar in 2008 resulting in lower US Dollar balances on expenses denominated in Canadian dollars.  Additionally, results for the three months ended January 31, 2009 only reflect operations of our business from November 1, 2008 to the sale date of December 11, 2008.

Marketing expense decreased from $187,167 during the three months ended January 31, 2008 to $43,563 in the three months ended January 31, 2009.  The decrease was primarily due to a reduction in staff from 2008 to 2009, lower stock based compensation expense, and a higher value US Dollar relative to the Canadian dollar in 2008 resulting in lower US Dollar balances on expenses denominated in Canadian dollars.  Additionally, results for the three months ended January 31, 2009 only reflect operations of our business from November 1, 2008 to the sale date of December 11, 2008.

A foreign exchange gain of $89,059 was recognized for the three months ended January 31, 2009 as compared to $189,607 for the three months ended January 31, 2008. Foreign exchange gains and losses are due to fluctuations in currency exchange rates.

Six months ended January 31, 2009 and January 31, 2008

General and Administrative Expenses

General and administrative expenses for the six months ended January 31, 2009 decreased to $220,169 from $432,531 for the six months ended January 31, 2008.  The decrease was primarily attributed to lower audit and tax fees, lower director fees, lower insurance premiums, and reduced public relations expenses in the six months ended January 31, 2009.

Other income – settlement from lawsuit

On August 21, 2008, we and Schrader-Bridgeport International, Inc. entered into a Confidential Settlement and License Agreement, terminating the lawsuit between Schrader-Bridgeport International, Inc. and us.  We received net proceeds of $1,800,000 after legal contingency fees, from which the Company paid approximately $310,000 in litigation-related expenses.  These litigation related expenses were incurred and charged to the statement of operations during the year ended July 31, 2008.  We recorded other income from the settlement in the amount of $1,800,000 during the six months ended January 31, 2009 (six months ended January 31, 2008 - $nil).

Interest Income

Interest income of $1,301 was earned for the six months ended January 31, 2009 as compared to $5,844 for the six months ended January 31, 2008 and was the result of lower average cash balances during the six months ended January 31, 2009.

Interest and finance charges

Interest and finance charges decreased to $1,821,507 for the six months ended January 31, 2009 from $11,342,769 for the six months ended January 31, 2008. Interest and finance charges for the six months ended January 31, 2009 includes non-cash interest of $1,749,686 compared to non-cash interest charges of $11,278,708 for the six months ended January 31, 2008. The decrease occurred due to the Company defaulting on its outstanding convertible debt instruments as of July 31, 2008, resulting in the debentures being written up from their carrying value to full face value as of July 31, 2008.  As a result, all debentures issued prior to July 31, 2008 were fully accreted as of that date and the Company did not recognize any interest expense to accrete these instruments during the three or six months ended January 31, 2009.

Foreign exchange gain (loss)

A foreign exchange loss of ($1,736,030) was incurred for the six months ended January 31, 2009 as compared to a gain of $338,914 for the six months ended January 31, 2008. Foreign exchange gains and losses are due to fluctuations in currency exchange rates.

Loss from operations of discontinued business

As a result of the sale of the TPMS Business on December 11, 2008, results of operations from this business have been classified as discontinued operations for the six months ended January 31, 2009 and 2008 in the accompanying statement of operations.  The operating results of the TPMS Business classified as discontinued operations are shown in the following table for the six months ended January 31, 2009 and 2008.

	Six Months Ended
	January 31,	January 31,
	2009	2008

Revenue	$956,175	$1,663,874

Cost of goods sold	661,017	1,461,919
	295,158	201,955

Expenses:
Depreciation and amortization	9,650	130,187
Engineering, research and development	503,390	905,831
General and administrative	285,207	843,332
Marketing	187,166	441,792
	985,413	2,321,142

Loss from operations	(690,255)	(2,119,187)

Other income:
Foreign exchange gain	36,737	24,355
	36,737	24,355

Loss from operations of discontinued business	$(653,518)	$(2,094,832)

Revenue decreased from $1,663,874 during the six months ended January 31, 2008 to $956,175 in the six months ended January 31, 2009.  The decrease is primarily due to lower sales to our two primary customers during the six months ended January 31, 2009, as well as the fact the results for the six months ended January 31, 2009 only reflect operations of our business from August 1, 2008 to the sale date of December 11, 2008.

Cost of sales decreased from $1,461,919 during the six months ended January 31, 2008 to $661,017 in the six months ended January 31, 2009.  The decrease corresponds with the decrease in sales to our two primary customers.  Gross margin increased to 31% in the six months ended January 31, 2009 from 12% in the six months ended January 31, 2008 due to a lower concentration of our sales to original equipment manufacturers of new passenger cars.

Depreciation expense decreased from $130,187 during the six months ended January 31, 2008 to $9,650 in the six months ended January 31, 2009.  The decrease was due to suspended depreciation on assets held for sale during the six months ended January 31, 2009, as well as a higher value US Dollar relative to the Canadian dollar in 2008 resulting in lower US Dollar balances on depreciation of fixed assets denominated in Canadian dollars.

Engineering, research and development expense decreased from $905,831 during the six months ended January 31, 2008 to $503,390 in the six months ended January 31, 2009.  The decrease was primarily due to lower stock based compensation expense, lower product testing expenses, and a higher value US Dollar relative to the Canadian dollar in 2008 resulting in lower US Dollar balances on expenses denominated in Canadian dollars.  Additionally, results for the six months ended January 31, 2009 only reflect operations of our business from August 1, 2008 to the sale date of December 11, 2008.

General and administrative expense decreased from $843,332 during the six months ended January 31, 2008 to $285,207 in the six months ended January 31, 2009.  The decrease was primarily due to a reduction in staff from 2008 to 2009, reduced legal fees, lower stock based compensation expense, and a higher value US Dollar relative to the Canadian dollar in 2008 resulting in lower US Dollar balances on expenses denominated in Canadian dollars.  Additionally, results for the six months ended January 31, 2009 only reflect operations of our business from August 1, 2008 to the sale date of December 11, 2008.

Marketing expense decreased from $441,792 during the six months ended January 31, 2008 to $187,166 in the six months ended January 31, 2009.  The decrease was primarily due to a reduction in staff from 2008 to 2009, lower stock based compensation expense, and a higher value US Dollar relative to the Canadian dollar in 2008 resulting in lower US Dollar balances on expenses denominated in Canadian dollars.  Additionally, results for the six months ended January 31, 2009 only reflect operations of our business from August 1, 2008 to the sale date of December 11, 2008.

A foreign exchange gain of $36,737 was recognized for the six months ended January 31, 2009 as compared to $24,355 for the six months ended January 31, 2008. Foreign exchange gains and losses are due to fluctuations in currency exchange rates.

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

At January 31, 2009, we had unrestricted cash balances of $18,013 (July 31, 2008 - $27,057), and restricted cash balances of $2,639,482, comprised of $2,500,000 proceeds from the sale of our assets that is held in escrow and $139,482 unspent funds advanced to us pursuant to the Bridge Note.  Management projects that we will require a minimum of $1.3 million and a maximum of $54.7 million additional cash to fund our debt repayments, ongoing operating expenses and working capital requirements through May 31, 2010, as detailed below.

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

Cash Flows for Six Months Ended January 31, 2009 and 2008

Our net loss of $1,454,637 for the six months ended January 31, 2009 includes non-cash charges of $1,749,686 for interest and finance charges and unrealized foreign exchange loss on financing activities of $1,736,030.  Increases in non-cash working capital during the six months ended January 31, 2009 amounted to $450,352. Non-cash working capital changes resulted primarily from decreases in accounts payable and accrued liabilities and prepaid expenses, offset by a decrease in receivables.

Net cash provided by (used in) operating activities

Net cash generated by operating activities of continuing operations was $1,058,959 during the six months ended January 31, 2009, compared to $256,295 during the six months ended January 31, 2008. The increase in cash generated in the six months ended January 31, 2009 was primarily due to the receipt of $1,490,540 (net of $309,460 litigation expenses) received from settlement of our patent litigation case with Schrader-Bridgeport International, Inc.

Net cash used in operating activities of discontinued operations was $948,020 during the six months ended January 31, 2009, as compared to $1,623,958 used during the six months ended January 31, 2008.  The decrease in cash used was caused by lower loss from operations of the discontinued business, as well as a decrease to inventory and increase to accounts payable balances during the six months ended January 31, 2009, as the company conserved cash to reach completion of the Asset Sale.

Net cash used in investing activities

Net cash used in investing activities was $Nil during the six months ended January 31, 2009, compared to $47,209 during the six months ended January 31, 2008, all of which was used in the Company’s discontinued operations for acquisition of property and equipment.

Net cash provided by (used in) financing activities

Net cash provided by (used in) financing activities was ($50,590) during the six months ended January 31, 2009, compared to $1,100,000 during the six months ended January 31, 2008.  All financing activities relate to continuing operations.

During the six months ended January 31, 2009, we received gross and net proceeds through the sale of convertible debentures as follows:

	Gross	Financing	Net
Date	Proceeds	Costs	Proceeds
August 1, 2008	$152,500	$26,500	$126,000
August 15, 2008	100,000	-	100,000
	$252,500	$26,500	$226,000

During the six months ended January 31, 2008, we received gross and net proceeds through the sale of convertible debentures totaling $1,260,500 and $1,100,000, respectively.

During the six months ended January 31, 2009, the Company made cash repayment in the amount of $900,000 against outstanding principal on its $30,000,000 10% convertible debentures issued on June 23, 2005.

On December 11, 2008, YA Global Investments LP funded $762,532 through the Bridge Note with an annual interest rate of 14%, to be used to pay specified post-closing administrative items.  The Bridge Note is to be repaid from any future earnings of the Company.  Amounts outstanding under the Bridge Note are classified as Restricted Cash on the consolidated balance sheet.  During the six months ended January 31, 2009, we released $623,050 from Restricted Cash balances to operational cash to pay specified post-closing administrative items.

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

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles.” The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. We do not believe this pronouncement will impact our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to our own stock, including instruments similar to our convertible notes and warrants to purchase our stock. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. Management is currently evaluating the impact that adoption of EITF 07-5 will have on our consolidated financial statements.

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

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report (being January 31, 2009).   Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of the end of the quarter covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.  There has not been any change in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following changes in our securities occurred during the six months ended January 31, 2009 and from February 1, 2009 to May 28, 2009.  Upon conversion by the holders of various outstanding convertible debentures, we issued shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act in satisfaction of such conversions.  The shares were issued pursuant to Rule 506 of Regulation D under the Securities Act.

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