Form 10-Q/A
period 2008-10-31
SMARTIRE SYSTEMS INC
filed 2009-06-17
CIK 1057293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-Q
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

Large accelerated filer [ ] Accelerated filer [ ] Smaller reporting company [X]

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

The number of shares of our common stock outstanding at June 16, 2009 was 19,342,461,198.

EXPLANATORY NOTE

This Amendment No. 1 to our Form 10-Q for the three months ended October 31, 2008 amends our Form 10-Q originally filed on May 28, 2009, and is being filed solely to include additional information required in exhibit 31.1, which is filed herewith.

ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002** +

32.1	Certification pursuant to18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002** +

**	Filed herewith

+
The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by SmarTire Systems Inc. for purposes of Section 18 of the Exchange Act.

SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTIRE SYSTEMS INC.

/s/ David A. Dodge
David A. Dodge
Interim Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer and Principal Executive Officer)

Date:  June 17, 2009