Form 10-Q/A
period 2009-01-31
SMARTIRE SYSTEMS INC
filed 2009-06-17
CIK 1057293

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

EXPLANATORY NOTE

This Amendment No. 1 to our Form 10-Q for the three and six months ended January 31, 2009 amends our Form 10-Q originally filed on May 29, 2009, and is being filed solely to include additional information required in exhibit 31.1, which is filed herewith.

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