Form 10-Q
period 2009-04-30
SMARTIRE SYSTEMS INC
filed 2009-06-22
CIK 1057293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended April 30, 2009.

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

The number of shares of our common stock outstanding at June 19, 2009 was 19,342,461,198.

PART I - FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THE EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR JULY 31, 2008 FORM 10-KSB. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

ITEM  1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of SmarTire Systems Inc. and its wholly owned subsidiaries, SmarTire USA Inc., SmarTire Europe Limited and SmarTire Technologies Inc. (“we,” “us,” “our,” “SmarTire,” and the “Company”) as of April 30, 2009 and for the three and nine months ended April 30, 2009 and 2008 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the three and nine months ended April 30, 2009 and 2008 include all adjustments necessary in order to ensure that the financial statements are not misleading. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2008 annual consolidated financial statements. All adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the Company’s July 31, 2008 annual consolidated financial statements.

Operating results for the three and nine months ended April 30, 2009 are not necessarily indicative of the results that can be expected for the year ending July 31, 2009.

SMARTIRE SYSTEMS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)

	April 30	July 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,199	$27,057
Restricted cash (note 5)	2,597,227	-
Receivables, net of allowance for doubtful accounts of $nil (July 31, 2008 - $10,000)	-	418,995
Minimum earn-out payments receivable (note 4)	500,000	-
Prepaid expenses	29,240	62,548
Assets held for sale (note 4)	-	2,179,710

	$3,129,666	$2,688,310

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
Accounts payable and accrued liabilities (notes 6 and 12)	$1,661,363	$2,657,703
Convertible debentures (note 7)	33,421,398	35,068,398
Preferred shares, subject to mandatory redemption (note 8)	3,719,857	3,604,470
Accrued interest on convertible debentures, payable in shares (note 7(c) to (k))	10,745,786	8,347,538
Notes payable (note 4)	762,532	-
Liabilities held for sale (note 4)	-	313,106
	50,310,936	49,991,215

Capital deficit:
Share capital (note 9)
Common shares, without par value:
Unlimited shares authorized 19,342,461,198 shares issued and outstanding (July 31, 2008 - 5,907,011,198)	75,174,988	73,632,963
Additional paid-in capital	33,721,576	34,210,776
Accumulated deficit	(158,220,409)	(156,048,743)
Accumulated other comprehensive income	2,142,575	902,099
	(47,181,270)	(47,302,905)

	$3,129,666	$2,688,310
Going concern (note 2)
Contingency (note 13)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Operations
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2009	2008	2009	2008

Earnings (expenses):
General and administrative	$(97,154)	$(640,694)	$(317,323)	$(1,313,713)
Other income - settlement from patent litigation (note 11)	-	1,500,000	1,800,000	1,500,000
Interest income	2	2,087	1,303	7,931
Interest and financing expense (note 10)	(838,331)	(7,740,721)	(2,659,838)	(19,083,490)
Foreign exchange gain (loss)	218,454	(72,367)	(1,517,576)	266,547
Loss from continuing operations	(717,029)	(6,951,695)	(2,693,434)	(18,622,725)

Discontinued operations:
Loss from operations of discontinued business (note 4)	-	(820,309)	(653,518)	(2,674,653)
Gain on disposal of discontinued business (note 4)	-	-	1,175,286	-
Income (loss) from discontinued operations	-	(820,309)	521,768	(2,674,653)

Loss for the period	(717,029)	(7,772,004)	(2,171,666)	(21,297,378)

Accrued dividends and accretion on preferred shares (note 8)	(37,617)	(38,039)	(115,387)	(115,809)

Loss available to common stockholders	$(754,646)	$(7,810,043)	$(2,287,053)	$(21,413,187)

Basic and diluted loss per share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Basic and diluted income (loss) per share from discontinued operations	$-	$(0.00)	$0.00	$(0.00)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of common shares used in the computation of basic and diluted loss per share	19,342,461,198	2,203,451,500	12,441,074,934	1,172,436,500

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Comprehensive Loss
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2009	2008	2009	2008

Loss for the period	$(717,029)	$(7,772,004)	$(2,171,666)	$(21,297,378)
Translation adjustment	(237,175)	33,893	1,240,476	(159,721)

Comprehensive loss for the period	$(954,204)	$(7,738,111)	$(931,190)	$(21,457,099)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2009 and 2008
(Unaudited)

	April 30,	April 30,
	2009	2008
Cash provided (used for):
Operating activities:
Net loss	$(2,171,666)	$(21,297,378)
Adjust for (gain) loss from discontinued operations	(521,768)	2,674,653
Items not affecting cash:
Non-cash interest and finance charges	2,544,404	19,062,718
Unrealized foreign exchange (gain) loss on financing activities	1,538,066	(313,089)
Changes in non-cash working capital:
Receivables	375,502	25,549
Prepaid expenses	21,281	686
Accounts payable and accrued liabilities	(777,392)	671,057

Net cash provided by operating activities of continuing operations	1,008,427	824,196
Net cash used in operating activities of discontinued operations	(948,020)	(2,229,898)

Net cash provided by (used in) operating activities	60,407	(1,405,702)

Investing activities:
Net cash used in investing activities of discontinued operations	-	(47,209)

Financing activities:
Restricted cash released to operational cash	665,305	-
Proceeds from convertible debentures (note 7)	252,500	1,334,500
Financing costs (note 7)	(26,500)	(169,500)
Repayment of convertible debentures in cash (note 7)	(900,000)	-

Net cash provided by (used in) financing activities	(8,695)	1,165,000

Effect of exchange rate difference on cash and cash equivalents	(75,570)	49,591

Net decrease in cash and cash equivalents	(23,858)	(238,320)

Cash and cash equivalents, beginning of period	27,057	350,018

Cash and cash equivalents, end of period	$3,199	$111,698

Supplementary information:
Interest and finance charges paid	$36,807	$41,888
Non-cash investing and financing activities:
Conversion of convertible debentures to common shares (note 7)	1,077,236	1,502,850
Issuance of common shares for services and partial consideration to settle debt	-	14,720
Warrants issued for services	-	4,617
Proceeds of convertible debentures allocated to warrants (note 7)	-	207,189
Proceeds of convertible debentures allocated to beneficial conversion feature (note 7)	89,625	692,685
Proceeds from sale of discontinued business included in restricted cash (note 4)	2,500,000	-
Proceeds from Bridge Note included in restricted cash at period end (note 4)	97,227	-

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Consolidated Statement of Capital Deficit
(Expressed in United States dollars)
(Prepared in accordance with U.S. generally accepted accounting principles)
Nine months ended April 30, 2009 (Unaudited)

	Common Shares		Additional	Accumulated	Accumulated
	Shares	Amount	paid-in	deficit	other
			capital		comprehensive	Capital
					income	deficit
		$	$	$	$	$

Balance as at July 31, 2008	5,907,011,198	73,632,963	34,210,776	(156,048,743)	902,099	(47,302,905)

Conversion of convertible debentures into common shares (note 7)	13,435,450,000	1,542,025	(464,789)	-	-	1,077,236
Stock-based compensation (note 9(c))	-	-	1,351	-	-	1,351
Intrinsic value of beneficial conversion feature (note 7)	-	-	89,625	-	-	89,625
Accrued dividends and accretion on preferred shares (note 8)	-	-	(115,387)	-	-	(115,387)
Loss for the period	-	-	-	(2,171,666)	-	(2,171,666)
Translation adjustment	-	-	-	-	1,240,476	1,240,476
Balance as at April 30, 2009	19,342,461,198	75,174,988	33,721,576	(158,220,409)	2,142,575	(47,181,270)

See accompanying notes to consolidated financial statements.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
 (Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

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

2.        Going Concern:

The Company has incurred recurring operating losses, and as of April 30, 2009 has an accumulated deficit of $158,220,409, and a working capital deficiency of $47,181,270, of which $47,887,041 is potentially convertible into shares of common stock of the Company, subject to certain restrictions as described in note 7(l). After the Asset Sale, the Company’s business consists solely of attempting to license its patents, and collecting amounts due under the earn-out, and the Company has no full-time employees and three part-time consultants.  The Company retained approximately $1.2 million of operating liabilities that were not transferred in the Asset Sale.  The Company also retained all of its outstanding secured convertible debentures and convertible preferred stock, all of which were in default as of April 30, 2009, and which are more fully described in notes 7 and 8.

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
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

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
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

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
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

4.        Asset Sale, Discontinued Operations, and Assets and Liabilities Held for Sale:

Until December 11, 2008, the Company developed, subcontracted our manufacturing, and marketed technically advanced tire pressure monitoring systems that monitor tire pressure and tire temperature in a wide range of vehicles.  On December 11, 2008, the Company completed the sale of substantially all of this business, comprising substantially all of its assets and certain of its liabilities, to Bendix CVS Canada Inc. pursuant to an asset purchase agreement dated December 4, 2008 (the “Asset Purchase Agreement”).

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
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

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
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

4.        Asset Sale, Discontinued Operations, and Assets and Liabilities Held for Sale (continued):

•
At closing of the Asset Sale, YA Global Investments LP funded $762,532 in the form of the Bridge Note (included as Exhibit 10.98 to our Form 10-KSB/A filed on March 3, 2009) with an annual interest rate of 14%, to be used to pay specified post-closing administrative items.  The Bridge Note is to be repaid from any future earnings or payments received from escrow by the Company, and is recorded as a current liability at April 30, 2009.

•	The Company agreed that it would change its name to TTC Technology Corp, which is subject to approval by the Company’s shareholders.

The Company has analyzed the pertinent facts of the transaction with respect to the criteria outlined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lives Assets” (“SFAS 144”), and has determined that all of the criteria for classification as “held for sale” were met as of October 15, 2008 and continue to be met.  Accordingly, the Company is reporting the operating results of the TPMS Business as Discontinued Operations for all periods presented in this filing, and the assets and liabilities relating to the TPMS Business as Held for Sale as of July 31, 2008.  Assets Held for Sale were not depreciated or amortized from the determination date of October 15, 2008 through the sale date of December 11, 2008.  The disposal transaction is reflected in the Company’s financial statements during the three and nine months ended April 30, 2009.

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

The accompanying consolidated statement of operations for the three (nine) months ended April 30, 2009 reflects the results of operations for the discontinued business for the period from February 1, 2009 (August 1, 2008) through April 30, 2009.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
 (Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

4.        Asset Sale, Discontinued Operations, and Assets and Liabilities Held for Sale (continued):

The operating results of the TPMS Business classified as discontinued operations are shown in the following table for the three and nine months ended April 30, 2009 and 2008.  There is no tax expense or benefit to report due to the Company’s net operating loss carry forward tax position.

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2009	2008	2009	2008

Revenue	$-	$794,373	$956,175	$2,458,247

Cost of goods sold	-	679,326	661,017	2,141,245
	-	115,047	295,158	317,002

Expenses:
Depreciation and amortization	-	65,189	9,650	195,376
Engineering, research and development	-	431,095	503,390	1,336,926
General and administrative	-	290,575	285,207	893,419
Marketing	-	156,572	187,166	598,364
	-	943,431	985,413	3,024,085

Loss from operations	-	(828,384)	(690,255)	(2,707,083)

Other earnings (expenses):
Foreign exchange gain	-	8,075	36,737	32,430
	-	8,075	36,737	32,430

Loss from operations of discontinued business	$-	$(820,309)	$(653,518)	$(2,674,653)

Revenue from external customers by geography (based on customer location) for the three and nine months ended April 30, 2009 and 2008 is outlined in the following table.  The Company did not recognize any revenue after the completion of the Asset Sale on December 11, 2008 through April 30, 2009.

	Three months ended		Nine months ended
	April 30,	April 30,	April 30,	April 30,
	2009	2008	2009	2008

United Kingdom	$-	$253,815	$392,957	$1,052,350
United States	-	516,644	541,541	1,265,804
Other	-	23,914	21,677	140,093

	$-	$794,373	$956,175	$2,458,247

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
 (Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

4.        Asset Sale, Discontinued Operations, and Assets and Liabilities Held for Sale (continued):

Major customers, representing 10% or more of total sales, include:

	Three months ended		Nine months ended
	April 30,	April 30,	April 30,	April 30,
	2009	2008	2009	2008

Customer A	$-	$385,263	$322,408	$1,145,614
Customer B	-	106,744	124,267	450,370
Customer C	-	63,264	164,019	172,560

	$-	$555,271	$610,694	$1,768,544

All sales relate to the discontinued business, and as such are reflected under the caption “Loss from operations of discontinued business” in the accompanying consolidated statement of operations.

The assets and liabilities of the TPMS Business classified as held for sale as of July 31, 2008 are shown in the following table. Because the disposal was finalized on December 11, 2008, there were no assets or liabilities held for sale as of April 30, 2009.

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
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

4.        Asset Sale, Discontinued Operations, and Assets and Liabilities Held for Sale (continued):

Inventory included in assets held for sale as of July 31, 2008 was:

July 31,
2008

Raw materials	$308,870
Work-in-process	265,847
Finished goods	986,430

$1,561,147

As at April 30, 2009, the Company did not have any property and equipment, as all fixed assets were transferred to the Buyer in the Asset Sale.  At July 31, 2008, 70% of the Company's property and equipment were in Canada and 30% were in the U.S.  All property and equipment is reflected under the caption “Assets held for sale” in the accompanying consolidated balance sheet.

During the nine months ended April 30, 2009, the discontinued TPMS Business used $948,020 cash in operating activities (nine months ended April 30, 2008 - $2,229,898), and $Nil in investing activities (nine months ended April 30, 2008 - $47,209).

During the three and nine months ended April 30, 2008, the Company incurred the following disposal-related costs:

	Three	Nine
	months ended	months ended
	April 30,	April 30,
	2009	2009
Severance costs related to terminated employees	$-	$377,663
Legal fees	-	116,351
Advisory fees	-	78,797
	$-	$572,811

Results of operations for the discontinued TPMS Business are included in the line item entitled “Loss from operations of discontinued business” on the accompanying consolidated statement of operations for the period from August 1, 2008 to December 11, 2008, and for the entire three and nine month periods ended April 30, 2009 and 2008.  Balance sheet items related to the discontinued TPMS Business are included in the line items entitled “Assets held for sale” and “Liabilities held for sale” on the accompanying consolidated balance sheet as of July 31, 2008.  Because the disposal was finalized on December 11, 2008, there were no assets or liabilities held for sale as of April 30, 2009.

Because the results of the discontinued TPMS Business have already been removed from the Company’s continuing operations and classified as discontinued operations for the three and nine months ended April 30, 2009 and 2008, pro forma financial statements are not presented herein.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
 (Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

5.         Restricted Cash:

Certain cash proceeds received in connection with the Asset Sale are subject to restrictions and as a result are classified as “Restricted cash” on the consolidated balance sheet.  Restricted cash was comprised of the following as of April 30, 2009 and July 31, 2008:

	April 30,	July 31,
	2009	2008

Gross proceeds from sale of TPMS business held in escrow	$2,500,000	$-
Balance of cash received from Bridge Note	97,227	-

	$2,597,227	$-

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

On December 11, 2008, YA Global Investments LP funded the Bridge Note in the amount of $762,532 to be used to pay specified post-closing administrative items.  The Bridge Note bears interest at 14% per annum, and matures on is to be repaid from the proceeds of the Asset Sale or other future earnings of the Company.  The balance of $97,227 represents the remainder of funds at April 30, 2009 that were advanced pursuant to the Bridge Note.

6.        Accounts payable and accrued liabilities:

	April 30,	July 31,
	2009	2008

Accounts payable	$263,962	$1,063,025
Accrued liabilities	298,965	569,282
Due to directors	324,790	305,375
Interest payable on convertible debentures	773,646	720,021

	$1,661,363	$2,657,703

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
 (Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

7. Convertible debentures:

The Company has entered into a number of convertible debt instruments. The following table denotes the face value of each of these convertible debentures and provides a summary of the balance of convertible debentures outstanding as at April 30, 2009 and July 31, 2008. Each convertible debenture is also described in detail as specified in the table below.

	Note 7 (a)	Note 7 (b)	Note 7 (c)	Note 7 (d)	Note 7 (e)	Note 7 (f)
	5%	5%	10%	10%	10%	10%
Original face value of convertible debenture	$195,000	$1,500,000	$30,000,000	$1,200,000	$1,800,000	$1,500,000

Debt component, as at July 31, 2008	10,000	1,420,000	28,629,598	455,300	1,800,000	1,500,000
Issued	-	-	-	-	-	-
Finance fees paid to debenture holder/related company of debenture holder	-	-	-	-	-	-
Intrinsic value of beneficial conversion feature of convertible debentures	-	-	-	-	-	-
Interest accretion	-	-	-	-	-	-
Conversion of debt to common shares	-	-	(12,000)	-	-	-
Repayment of debentures in cash	-	-	(900,000)	-	-	-
Debt component, as at April 30, 2009	10,000	1,420,000	27,717,598	455,300	1,800,000	1,500,000
Less current portion, as at April 30, 2009	(10,000)	(1,420,000)	(27,717,598)	(455,300)	(1,800,000)	(1,500,000)
Long term portion of debt component, as at April 30, 2009	$-	$-	$-	$-	$-	$-
Remaining face value of convertible debenture as at April 30, 2009	$10,000	$1,420,000	$27,717,598	$455,300	$1,800,000	$1,500,000

	Note 7 (g)	Note 7 (h)	Note 7 (i)	Note 7 (j)	Note 7 (k)
	10%	12%	12%	12%	12%	Total
Original face value of convertible debenture	$96,500	$888,000	$269,000	$152,500	$100,000	$1,506,000

Debt component, as at July 31, 2008	96,500	888,000	269,000	-	-	35,068,398
Issued	-	-	-	152,500	100,000	252,500
Finance fees paid to debenture holder/related company of debenture holder	-	-	-	(26,500)	-	(26,500)
Intrinsic value of beneficial conversion feature of convertible debentures	-	-	-	(64,625)	(25,000)	(89,625)
Interest accretion	-	-	-	91,125	25,000	116,125
Conversion of debt to common shares	-	(466,000)	(269,000)	(152,500)	(100,000)	(999,500)
Repayment of debentures in cash	-	-	-	-	-	(900,000)
Debt component, as at April 30, 2009	96,500	422,000	-	-	-	33,421,398
Less current portion, as at April 30, 2009	(96,500)	(422,000)	-	-	-	(33,421,398)
Long term portion of debt component, as at April 30, 2009	$-	$-	$-	$-	$-	$-
Remaining face value of convertible debenture as at April 30, 2009	$96,500	$422,000	$-	$-	$-	$33,421,398

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
 (Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

7.      Convertible debentures (continued):

(a)	$195,000 – 5% convertible debenture issued on December 15, 2004

On December 15, 2004, the Company closed a $195,000 private placement bearing interest at 5% per annum and maturing on December 15, 2006.  As at July 31, 2005, as a result of a default, the Company had accreted the original assigned debt component to its full face value, and therefore, there is no accretion expense on this debenture for the three or nine months ending April 30, 2009 and 2008.

No conversions or repayments were made against this debenture during the three or nine months ending April 30, 2009 and 2008.  As at April 30, 2009, there remains $10,000 of principal outstanding.  The holder of the debenture has not requested repayment or conversion and therefore the Company continues to disclose the amount as a current liability.

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

For accounting purposes, the Company calculated the intrinsic value of the beneficial conversion feature to $1,499,999 and recorded it as additional paid-in capital.  During the year ended July 31, 2006, the loan became in default as a result of the Company not obtaining an extension from the holder relating to the deferral of all principal and interest.  As a result of the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2006.  Consequently, the Company did not record any accretion expense on this debenture for the three or nine months ending April 30, 2009 and 2008.

This debenture is also subject to a registration rights agreement and beneficial ownership limitations, as described in note 7(l).

No conversions were made relating to this debenture during the nine months ending April 30, 2009 and 2008.  As at April 30, 2009, the Company was in arrears on payments of principal and interest in the amount of $1,420,000 and $271,500 respectively.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
 (Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

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

As at April 30, 2009, the Company has accrued $10,292,513 (July 31, 2008 - $8,190,438) in interest based on the terms of the amended convertible debenture of which $500,000 (July 31, 2008 - $500,000) is included in accounts payable and accrued liabilities and the remainder of $9,792,513 (July 31, 2008 - $7,690,438) is included in accrued interest on convertible debentures.  The amount included in accounts payable and accrued liabilities related to cash interest payable prior to the amendment of the convertible debentures on December 30, 2005.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
 (Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

7.     Convertible debentures (continued):

During the nine months ended April 30, 2009, holders of the 10% convertible debentures converted $12,000 of principal (nine months ended April 30, 2008 – $1,194,560) into 120,000,000 (nine months ended April 30, 2008 – 1,903,488,493) common shares of the Company.  Also during the nine months ended April 30, 2009, the Company made a cash repayment against the principal of this debenture in the amount of $900,000 (nine months ended April 30, 2008 – $nil).

This debenture matured unpaid on June 23, 2008, at which time the Company accreted the original assigned debt component to its full face value.  Accordingly, there was no accretion of this debenture during the three or nine months ended April 30, 2009 (three and nine months ended April 30, 2008 - $6,286,477 and $14,830,691).  As at April 30, 2009, the Company was in arrears on payments of principal and interest in the amount of $27,717,598 and $10,292,513, respectively.  Because this debenture has matured, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
 (Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

7.     Convertible debentures (continued):

During the nine months ended April 30, 2009, holders did not convert any principal into common shares of the Company.  During the nine months ended April 30, 2008, holders converted principal of $308,290 into 856,945,909 common shares of the Company.

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture in excess of $100,000 qualifies as an event of default under this debenture.  The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 7 (c)). A holder of a portion of the $30,000,000 10% convertible debentures was also the holder of this debenture. Due to the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2008.  Accordingly, there was no accretion of this debenture during the three and nine months ended April 30, 2009 (three and nine months ended April 30, 2008 - $128,550 and $361,051).  As at April 30, 2009, the Company was in arrears on payments of principal and interest in the amount of $455,300 and $179,628, respectively.  Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

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
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

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

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture.  The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 7 (c)).  The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture.  Due to the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2008.  Accordingly, there was no accretion of this debenture during the three and nine months ended April 30, 2009 (three and nine months ended April 30, 2008 - $137,534 and $365,231).  As at April 30, 2009, the Company was in arrears on payments of principal and interest in the amount of $1,800,000 and $394,465, respectively.  Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
 (Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

7.     Convertible debentures (continued):

The intrinsic value of the beneficial conversion feature related to the April 27, 2007 $1,150,000 convertible debenture, being $534,401, was allocated to additional paid-in capital.  The remaining amount of $480,599 (net of $135,000 in finance fees paid to the holder) was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method.  The intrinsic value of the beneficial conversion feature related to the August 20, 2007 $350,000 convertible debenture, being $200,121, was allocated to additional paid-in capital.  The remaining amount of $114,879 (net of $35,000 in finance fees paid to the holder) was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture.  The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 7 (c)).  The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture.  Due to the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2008 and reclassified long term amounts to current liabilities as of July 31, 2008.  Accordingly, there was no accretion of this debenture during the three and nine months ended April 30, 2009 (three and nine months ended April 30, 2008 - $60,131 and $162,869). As at April 30, 2009, the Company was in arrears on payments of principal and interest in the amount of $1,500,000 and $292,669, respectively.  Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

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
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

7.     Convertible debentures (continued):

The intrinsic value of the beneficial conversion feature, being $35,625 was allocated to additional paid-in capital.  The remaining amount of $49,375 (net of $11,500 in finance fees paid to the holder) was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method.

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture.  The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 7 (c)).  The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture.  Due to the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2008 and reclassified long term amounts to current liabilities as of July 31, 2008.  Accordingly, there was no accretion of this debenture during the three and nine months ended April 30, 2009 (three and nine months ended April 30, 2008 - $2,943 and $4,816). As at April 30, 2009, the Company was in arrears on payments of principal and interest in the amount of $96,500 and $14,090, respectively.  Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

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
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

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

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture.  The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 7 (c)).  The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture.  Due to the default, the Company accreted the original assigned debt component to its full face value during the year ended July 31, 2008 and reclassified long term amounts to current liabilities as of July 31, 2008.  Accordingly, there was no accretion of this debenture during the three and nine months ended April 30, 2009 (three and nine months ended April 30, 2008 - $12,749 and $12,753).

On December 19, 2008, the holder of this debenture converted $466,000 of principal and $50,650 of accrued interest into 6,458,125,000 shares of the Company’s common stock.  The conversion, together with conversions of other instruments disclosed in this note 7, resulted in a change in control of our company.  Please see note 7(n) for further additional information.  As at April 30, 2009, the Company was in arrears on payments of remaining principal and interest in the amount of $422,000 and $72,422, respectively.  Due to the default, the holder has the right to call the unpaid balance, and may waive any ownership limitations prescribed by the debenture.

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
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

7.     Convertible debentures (continued):

The intrinsic value of the beneficial conversion feature, being $98,250 was allocated to additional paid-in capital.  The remaining amount of $139,750 (net of $31,000 in finance fees paid to the holder) was allocated to the debt component to be accreted over the life of the debenture to the original face value using the effective interest rate method.

This debenture was considered in default on June 23, 2008, by virtue of a provision that a default by the Company on any other debenture held by the holder qualifies as an event of default under this debenture.  The Company defaulted on its $30,000,000 10% convertible debentures on June 23, 2008 for failure to repay that obligation by its maturity date (note 7 (c)).  The holder of the $30,000,000 10% convertible debentures was also the holder of this debenture.  Due to the default, the Company fully accreted the remaining debt discount on this debenture during the year ended July 31, 2008 and reclassified long term amounts to current liabilities as of July 31, 2008.  Accordingly, there was no accretion of this debenture during the three and nine months ended April 30, 2009 (three and nine months ended April 30, 2008 - $nil).

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
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

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
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

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

Except as described in note 7(d), the Company has not filed or made effective any registration statement underlying the other securities.  On November 7, 2007 management obtained permanent waivers from the various holders of the convertible debentures described in notes 7(b) and (c) and for the convertible preferred stock described in note 8, which indicate that the Company was not considered in default of these agreements and the holders waive their rights under the default provisions affected by this non-compliance.  The remaining debentures are subject to demand registration rights.  The Company had not received any demand for registration from any debenture holder as of the date of this filing.  While management will apply its best efforts to have the various registration statements filed and declared effective if demanded by any holder, there can be no assurances that the Company will succeed in obtaining the required approvals.  Failure by the Company to obtain effective registration statements could have a significant impact on the operations of the Company.  However, as at April 30, 2009, it is management’s opinion that the various holders of these instruments will not require the Company to make effective a registration statement as required under the terms of this agreement until such time as the convertible instruments are settled.  As such, the Company has not accrued any liabilities related to these liquidated damages associated with this non-compliance for any of the periods presented.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
 (Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

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
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

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

The holders of the preferred shares are entitled to receive dividends or distributions on a pro rata basis according to their holdings of the preferred shares when and if declared by our board of directors, in the amount of 5% per year.  Dividends will be paid in cash and are cumulative.  As at April 30, 2009, no dividends have been declared by the Company’s board of directors.  No declared and unpaid dividends will bear or accrue interest.

As at April 30, 2009, the aggregate liquidation value of the preferred shares amounted to $3,719,857 (July 31, 2008 –$3,604,470).

As at April 30, 2009, the balance of the preferred shares subject to mandatory redemption consisted of the initial allocation of $1 (July 31, 2008 - $1), cumulative, undeclared but accrued dividends of $634,417 (July 31, 2008 – $519,030), and accumulated accretion of $3,999,999 (July 31, 2008 - $3,999,999), less $914,560 (July 31, 2008 - $914,560) converted to common shares. The Company did not record any accretion on the preferred shares during the three and nine months ended April 30, 2009 or 2008. The balance of the remaining face value of the convertible preferred stock, being $3,085,440 (July 31, 2008 – $3,085,440), matured unpaid on June 30, 2008.  Accordingly, the Company has classified the convertible preferred stock as a current liability as of April 30, 2009 and July 31, 2008.

The preferred shares are subject to a registration statement and beneficial ownership limitations as described in note 7(l) and are secured by the Company’s assets as described in note 7(m).

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
 (Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

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

During the three and nine months ended April 30, 2009, the Company charged $nil and $1,351 (three and nine months ended April 30, 2008 - $9,660 and $156,267) to Loss from Operations of Discontinued Business on the statement of operations for options granted in prior years that vested during the period.

As at April 30, 2009, for options granted in the period or in a prior year, there was no unrecognized compensation cost related to unvested options.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
 (Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

9.	Share capital (continued):

(d)	Stock-options:

The following tables reflect the transactions and the number of stock options which are unvested, vested, and the total outstanding during the nine months ended April 30, 2009.

	Unvested options		Vested options		Total
		Weighted		Weighted		Weighted
	Unvested	average	Vested	average		average
	options	exercise	options	exercise	Options	exercise
	outstanding	price	outstanding	price	outstanding	price

Opening balance,
July 31, 2008	500,000	$0.06	23,549,602	$0.06	24,049,602	$0.06
Options vested	(300,000)	0.07	300,000	-	-	-
Options forfeited	(200,000)	0.04	(19,299,602)	0.06	(19,499,602)	0.06

Ending balance,
April 30, 2009	-	$-	4,550,000	$0.07	4,550,000	$0.07

The total intrinsic value of options outstanding at April 30, 2009 and exercised during the nine months ended April 30, 2009 was $nil and $nil, respectively.  During the nine months ended April 30, 2009, no options were granted or exercised from any of the Company’s stock option plans.  On December 11, 2008, 17,380,002 options were forfeited when employees were terminated in connection with the Asset Sale.

The following stock options were outstanding and exercisable as at April 30, 2009:

	Options outstanding			Options exercisable

		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of	Number	contractual	exercise	Number	exercise
exercise prices	of shares	life	price	exercisable	price

$0.03 - 0.035	2,250,000	0.64	$0.03	2,250,000	$0.03
$0.07 - 0.10	2,300,000	1.67	0.10	2,300,000	0.10

$0.03 - 0.20	4,550,000	1.16	$0.07	4,550,000	$0.07

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
 (Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

9.	Share capital (continued):

(e)	Warrants:

As at April 30, 2009, warrants outstanding were exercisable for 556,075,000 (July 31, 2008 - 557,375,000) common shares of the Company. The warrants entitle the holders to purchase common shares of the Company at prices ranging from $0.03 to $0.20 per share and expire on various dates until August 20, 2013. The exercise price of warrants issued were not less than the market price of the Company's common shares at the date of issuance.

		Weighted-
		average
		exercise
	Warrants	price

Outstanding, beginning of period	557,375,000	$0.04
Expired	(1,300,000)	0.16

Outstanding, end of period	556,075,000	$0.03

The following warrants were outstanding at April 30, 2009:

		Weighted
		average	Weighted
		remaining	average
Range of	Number	contractual	exercise
exercise prices	of warrants	life	price

$0.03	555,625,000	3.42	$0.03
$0.06 - 0.20	450,000	1.35	0.14

$0.03 - 0.20	556,075,000	3.42	$0.03

No warrants were exercised during the nine months ended April 30, 2009 or 2008, and as such the Company did not receive any cash proceeds from exercise.

During the nine months ended April 30, 2008, 500,000 share purchase warrants were issued for services rendered and 491,925,000 share purchase warrants were issued in conjunction with the issuance of convertible debt as disclosed in Note 7(h). The warrants are currently exercisable at $0.03 per warrant. The fair value of the warrants issued for services rendered at the date of grant was estimated at $1,907 using the Black-Scholes valuation model using the following weighted average assumptions: dividend yield of 0%, expected volatility ranging from 150.4%-151.3%, risk-free interest rate ranging from of 3.80% - 4.38%, and an expected life of 5 years.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
 (Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

9.	Share capital (continued):

(f)	Settlement of liabilities:

During the nine months ended April 30, 2008, the Company issued 2,104,812 shares of its common stock as consideration for $14,720 in severance owed to a former employee of the Company.  The shares issued were valued using their quoted market value on the date the agreement was entered into.

(g)	Consulting agreement:

During the nine months ended April 30, 2008, the Company issued 600,000 shares of its common stock and 500,000 warrants to SKS Consulting of South Florida, Inc. as partial consideration under a consulting agreement. The fair value of the common stock of $2,710 and the fair value of the warrants in the amount of $1,907 was charged to administration expense.  George O’Leary, a member of our board of directors, is the president of SKS Consulting of South Florida, Inc.  No warrants or shares were issued to SKS Consulting of South Florida, Inc. during the nine months ended April 30, 2009.

10.	Net interest and financing expenses:

	Three months ended		Nine months ended
	April 30,	April 30,	April 30,	April 30,
	2009	2008	2009	2008

Interest accreted on convertible debentures (note 7)	$-	$6,628,384	$116,125	$15,737,411
Interest expense and finance charges on convertible debt and other	838,331	861,140	2,543,713	2,592,488
Amortization of deferred financing fees	-	251,197	-	753,591

	$838,331	$7,740,721	$2,659,838	$19,083,490

11.	Other income – settlement from patent litigation:

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

On February 20, 2008, the Company and Continental Automotive Systems US, Inc. (formerly Siemens VDO Automotive Corp.) entered into a Confidential Settlement and License Agreement, terminating the lawsuit between Siemens VDO Automotive Corp. and the Company.  The Company received net proceeds of $1,500,000 after legal contingency fees, from which the Company paid approximately $277,000 in litigation-related expenses. These litigation related expenses were incurred and charged to the statement of operations during the year ended July 31, 2008.  The Company recorded other income from this settlement in the amount of $1,500,000 during the three and nine months ended April 30, 2008.  No income was recorded related to this settlement during the three and nine months ended April 30, 2009.

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
 (Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

11.	Other income – settlement from patent litigation (continued):

On August 21, 2008, the Company and Schrader entered into a Confidential Settlement and License Agreement, terminating the lawsuit between Schrader and the Company.  The Company received net proceeds of $1,800,000 after legal contingency fees, from which the Company paid approximately $310,000 in litigation-related expenses. These litigation related expenses were incurred and charged to the statement of operations during the year ended July 31, 2008.  The Company recorded other income from this settlement in the amount of $nil and $1,800,000 during the three and nine months ended April 30, 2009 (three and nine months ended April 30, 2008 - $nil).

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

By virtue of their ownership, YA Global Investments LP (formerly known as Cornell Capital Partners) and its affiliates are considered related parties.  During the three and nine months ended April 30, 2009, the Company paid $nil (three and nine months ended April 30, 2008 - $nil) in cash interest payments to YA Global Investments and its affiliates, and $26,500 (nine months ended April 30, 2008 - $169,500) financing fees on convertible debentures issued to YA Global Investments and its affiliates.  During the nine months ended April 30, 2009, the Company made a cash repayment of $900,000 against a portion of the principal held by Xentenial Holdings Ltd. on its $30,000,000 10% convertible debentures issued on June 23, 2005.

The Company had the following financial instruments outstanding with YA Global Investments and its affiliates as at April 30, 2009:

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

SMARTIRE SYSTEMS INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
 (Prepared in accordance with U.S. generally accepted accounting principles)
Three and nine months ended April 30, 2009 and 2008
(Unaudited)

12.	Related party transactions (continued):

(b)
During the nine months ended April 30, 2008, the Company issued 600,000 shares of its common stock and 500,000 warrants to SKS Consulting of South Florida, Inc. as partial consideration under a consulting agreement. The fair value of the common stock of $2,710 and the fair value of the warrants in the amount of $1,907 was charged to administration expense.  George O’Leary, a member of our board of directors, is the president of SKS Consulting of South Florida, Inc.  No warrants or shares were issued to SKS Consulting of South Florida, Inc. during the nine months ended April 30, 2009.

(c)
During the three and nine months ended April 30, 2009, the Company was charged $nil and $49,561 (three and nine months ended April 30, 2008 - $36,906 and $110,145) in directors fees.  As at April 30, 2009, $324,790 (July 31, 2008 - $305,375) was included in accounts payable and accrued liabilities as owed to Directors of the Company.  These amounts were incurred in the ordinary course of business are non- interest bearing, unsecured and due on demand.

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

On February 4, 2009, the Company was served with a Writ of Summons in the Supreme Court of British Columbia by Federal Express Canada Ltd. claiming unpaid invoices in the amount of approximately $131,000 (using the April 30, 2009 exchange rate of 1.2105 Canadian Dollars per US Dollar) for shipping services incurred during 2008.  On February 11, 2009, the Company filed an Appearance with the Supreme Court of British Columbia with respect to this matter.  As of April 30, 2009, the Company had accrued approximately $131,000 in “Accounts payable and accrued liabilities” on its consolidated balance sheet related to this matter.

14.	Comparative figures:

Certain figures have been reclassified to conform to the financial statement presentation adopted for the current year.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended April 30, 2009 and 2008 should be read in conjunction with our most recent audited annual financial statements for the financial year ended July 31, 2008, the unaudited interim financial statements included herein, and, in each case, the related notes.

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

We are a “foreign private issuer,” as such term is defined in Rule 3b-4 under the Securities Exchange Act of 1934, and a “small business issuer,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934. We voluntarily file annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K with the SEC and are not subject to the proxy rules under Section 14 of the Exchange Act. Our insider reports are filed in Canada on its SEDI (system for electronic disclosure by insiders) at www.sedi.ca.

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

The followings are the material terms of the agreements relating to the Asset Sale:

•
The sale price was $2,500,000 cash at closing, plus an earn-out amount in each of the five years after closing based on a percentage of tire pressure monitoring system sales made or license fees received by the Buyer during that period, with a minimum earn-out of $500,000, of which $250,000 was payable by March 1, 2009 (this payment has not been received as of the date of this filing but is expected to be received shortly thereafter), and US$250,000 is payable by March 1, 2010.  YA Global Investments LP, Xentenial Holdings Limited, Staraim Enterprises Limited, and Starome Investments Limited (collectively, the “Debtholders”) will receive all of these proceeds as a result of their position as secured creditors of the company.

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

•	We agreed that we would change our name to TTC Technology Corp, which is subject to approval by our shareholders.

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

•
Timing of the sale – Management advised that we were in a unique situation in that there were at least three parties interested in purchasing our assets. One party was a competitor that was looking to upgrade its product portfolio as it had fallen behind, while another had decided to enter the market and was looking to buy rather than develop its own products due to the long marketing cycle.  Management had extensive discussions with the two potential buyers other than Bendix CVS, including (i) providing in depth due diligence materials on our business and financial position, and (ii) discussions of potential purchase price range.  Management advised our Board of Directors that if these potential buyers did not acquire our assets at the time, they would become our competitors in the future. A decision not to sell would create a significantly more competitive landscape for our company; and

•
Value received – Our Board of Directors considered whether the process would ensure that we were receiving the greatest value for our assets. Management stated that we employed two outside consultants, to assist with the process of seeking out multiple potential buyers and creating an auction situation. No reports, opinions, or appraisals were provided by these consultants.  Management stated that the process was undertaken and continued over a five month period with significant due diligence efforts by all potential buyers.  Management also stated that, based on discussions with potential buyers, it was highly likely that any sale consideration would be paid in cash and that buyers would not assume any of the Company’s debt obligations.   The consideration being discussed and negotiated with the potential buyers ranged from a minimum of $3,000,000 guaranteed cash consideration to unlimited consideration based on future performance of the business under the ownership of the buyer pursuant to an earn-out mechanism.  Potential amounts projected to be received pursuant to any earn-out mechanism were based on internal projections and ranged from $500,000 minimum guaranteed payments to approximately $23,000,000 over a five-year period. The top end of the projected potential range of receipts was based on projected annual sales of the TPMS products by the buyer of approximately $80,000,000 by 2013.  Our sales of $3,140,413 for our last fiscal year ended July 31, 2008 would have equated to an earn-out of approximately $114,000 under this formula.  In order to reach the sales targets required to achieve the top end of the projected potential range of earn-out receipts, the buyer would have to increase annual sales to nearly 25 times the rate which we were able to achieve.  To do so, the buyer would have to penetrate the international commercial vehicle market, which we were unable to achieve.  When evaluating potential buyers, we considered the potential ability of each buyer to penetrate this market.  While the actual amounts earned pursuant to the earn-out will not be known until earn-out years are completed, the likelihood that actual earn-out receipts will approach the top end of the range is fairly low, especially considering the global recession and its negative impact on sales of new automobiles.  The critical elements of each consideration package considered by the Board of Directors, and negotiated by management with the potential buyers, were (i) amount of guaranteed cash to be received, (ii) amount of potential future consideration under any earn-out mechanism, (iii) each buyer’s ability to deliver future revenue and earnings from the business, and (iv) whether we would retain the rights to generate revenue from patent licensing.

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

Shareholder Rights after the Asset Sale

Holders of shares of our common stock prior to completion of the Asset Sale still hold the same number of shares after the Asset Sale.  Holders of shares of our common stock will not receive any cash distribution or common shares or other securities of the Buyer as a result of the transaction.  All of the proceeds from the transaction have been collaterally assigned to the Debtholders, to the extent that those proceeds satisfy our obligations to the Debtholders, which as of December 11, 2008 were approximately $44.1 million (April 30, 2009 - $48.6 million).  There were no changes to the voting or other rights of our common shares as a result of the Asset Sale, with the exception of the change in control described herein.  On December 17, 2008, our common stock was delisted from the OTCBB and began trading on the Pink Sheets due to delinquent SEC filings.  We do not expect to become current with our SEC filings at any point in the foreseeable future, as we were unable to secure funds in our post-closing operational budget for such items.

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

Subsequent to the Asset Sale, our sole business has been to pursue litigation in respect of prior infringements of our U.S. Patent Nos. 5,231,872 and 5,335,540.  These patents relate to a proprietary method and apparatus for measuring and transmitting tire pressure and temperature data that was used in our tire pressure monitoring products before the Asset Sale.  We have licensed these patents on two separate occasions: (a) on February 20, 2008, we entered into a Confidential Settlement and License Agreement with Continental Automotive Systems US, Inc. (formerly Siemens VDO Automotive Corp.) pursuant to which we received net proceeds of $1,500,000 after legal contingency fees, from which the Company paid approximately $277,000 in litigation-related expenses, and (b) on August 21, 2008, we entered into a Confidential Settlement and License Agreement with Schrader-Bridgeport International, Inc., pursuant to which we received net proceeds of $1,800,000 after legal contingency fees, from which the Company paid approximately $310,000 in litigation-related expenses.  We anticipate that this will continue to be our sole business for the foreseeable future.  We do not expect that cash flow generated from patent licensing will be sufficient to satisfy our outstanding liabilities and fund our ongoing operating expenses.

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

RESULTS OF OPERATIONS

Three months ended April 30, 2009 and April 30, 2008

General and Administrative Expenses

General and administrative expenses for the three months ended April 30, 2009 decreased to $97,154 from $640,694 for the three months ended April 30, 2008.  Upon completion of the Asset Sale on December 11, 2008, all general and administrative employees were transferred to the Buyers or terminated.  General an administrative expense for the three months ended April 30, 2008 reflects a full quarter of expenses with complete staff.

Other income – settlement from lawsuit

On February 20, 2008, the Company and Continental Automotive Systems US, Inc. (formerly Siemens VDO Automotive Corp.) entered into a Confidential Settlement and License Agreement, terminating the lawsuit between Siemens VDO Automotive Corp. and the Company.  The Company received net proceeds of $1,500,000 after legal contingency fees, from which the Company paid approximately $277,000 in litigation-related expenses. These litigation related expenses were incurred and charged to the statement of operations during the year ended July 31, 2008.  The Company recorded other income from this settlement in the amount of $1,500,000 during the three months ended April 30, 2008.  No income was recorded related to this settlement during the three months ended April 30, 2009.

Interest Income

Interest income of $2 was earned for the three months ended April 30, 2009 as compared to $2,087 for the three months ended April 30, 2008 and was the result of lower average cash balances during the three months ended April 30, 2009.

Interest and finance charges

Interest and finance charges decreased to $838,331 for the three months ended April 30, 2009 from $7,740,721 for the three months ended April 30, 2008. Interest and finance charges for the three months ended April 30, 2009 includes non-cash interest of $794,718 compared to non-cash interest charges of $7,709,109 for the three months ended April 30, 2008. The decrease occurred due to the Company defaulting on its outstanding convertible debt instruments as of July 31, 2008, resulting in the debentures being written up from their carrying value to full face value as of July 31, 2008.  As a result, all debentures issued prior to July 31, 2008 were fully accreted as of that date and the Company did not recognize any interest expense to accrete these instruments during the three months ended April 30, 2009.

Foreign exchange gain (loss)

A foreign exchange gain of $218,454 was recognized for the three months ended April 30, 2009 as compared to a loss of ($72,367) for the three months ended April 30, 2008. Foreign exchange gains and losses are due to fluctuations in currency exchange rates.

Loss from operations of discontinued business

The sale of the TPMS Business was completed on December 11, 2008.  Accordingly, there were no results from the operations of this discontinued business for the three months ended April 30, 2009.  The operating results of the TPMS Business classified as discontinued operations for the three months ended April 30, 2008 are shown in the following table.

Three months
ended
April 30,
2008

Revenue	$794,373
Cost of goods sold	679,326
115,047

Expenses:
Depreciation and amortization	65,189
Engineering, research and development	431,095
General and administrative	290,575
Marketing	156,572
943,431

Loss from operations	(828,384)

Other earnings (expenses):
Foreign exchange gain (loss)	8,075
8,075

Loss from operations of discontinued business	$(820,309)

Nine months ended April 30, 2009 and April 30, 2008

General and Administrative Expenses

General and administrative expenses for the nine months ended April 30, 2009 decreased to $317,323 from $1,313,713 for the nine months ended April 30, 2008.  The decrease was primarily attributed to termination of all general and administrative employees as of December 11, 2008 in connection with the Asset Sale, lower legal fees related to patent litigation, lower audit and tax fees, lower director fees, lower insurance premiums, and reduced public relations expenses in the nine months ended April 30, 2009.

Other income – settlement from lawsuit

Other income from settlement of lawsuits was $1,800,000 for the nine months ended April 30, 2009, as compared to $1,500,000 the nine months ended April 30, 2008.  Income in 2009 related to our settlement with Schrader-Bridgeport International, Inc., and 2008 amounts related to our settlement with Continental Automotive Systems US, Inc. (formerly Siemens VDO Automotive Corp.).

Interest Income

Interest income of $1,303 was earned for the nine months ended April 30, 2009 as compared to $7,931 for the nine months ended April 30, 2008 and was the result of lower average cash balances during the nine months ended April 30, 2009.

Interest and finance charges

Interest and finance charges decreased to $2,659,838 for the nine months ended April 30, 2009 from $19,083,490 for the nine months ended April 30, 2008. Interest and finance charges for the nine months ended April 30, 2009 includes non-cash interest of $2,544,404 compared to non-cash interest charges of $19,062,718 for the nine months ended April 30, 2008. The decrease occurred due to the Company defaulting on its outstanding convertible debt instruments as of July 31, 2008, resulting in the debentures being written up from their carrying value to full face value as of July 31, 2008.  As a result, all debentures issued prior to July 31, 2008 were fully accreted as of that date and the Company did not recognize any interest expense to accrete these instruments during the nine months ended April 30, 2009.

Foreign exchange gain (loss)

A foreign exchange loss of $1,517,576 was incurred for the nine months ended April 30, 2009 as compared to a gain of $266,547 for the nine months ended April 30, 2008. Foreign exchange gains and losses are due to fluctuations in currency exchange rates.

Loss from operations of discontinued business

As a result of the sale of the TPMS Business on December 11, 2008, results of operations from this business have been classified as discontinued operations for the nine months ended April 30, 2009 and 2008 in the accompanying statement of operations.  The operating results of the TPMS Business classified as discontinued operations are shown in the following table for the nine months ended April 30, 2009 and 2008.

	Nine Months Ended
	April 30,	April 30,
	2009	2008

Revenue	$956,175	$2,458,247

Cost of goods sold	661,017	2,141,245
	295,158	317,002

Expenses:
Depreciation and amortization	9,650	195,376
Engineering, research and development	503,390	1,336,926
General and administrative	285,207	893,419
Marketing	187,166	598,364
	985,413	3,024,085

Loss from operations	(690,255)	(2,707,083)

Other earnings (expenses):
Foreign exchange gain (loss)	36,737	32,430
	36,737	32,430

Loss from operations of discontinued business	$(653,518)	$(2,674,653)

Revenue decreased from $2,458,247 during the nine months ended April 30, 2008 to $956,175 in the nine months ended April 30, 2009.  The decrease is primarily due to lower sales to our two primary customers during the nine months ended April 30, 2009, as well as the fact the results for the nine months ended April 30, 2009 only reflect operations of our business from August 1, 2008 to the sale date of December 11, 2008.

Cost of sales decreased from $2,141,245 during the nine months ended April 30, 2008 to $661,017 in the nine months ended April 30, 2009.  The decrease corresponds with the decrease in sales to our two primary customers.  Gross margin increased to 31% in the nine months ended April 30, 2009 from 12% in the nine months ended April 30, 2008 due to a lower concentration of our sales to original equipment manufacturers of new passenger cars.

Depreciation expense decreased from $195,376 during the nine months ended April 30, 2008 to $9,650 in the nine months ended April 30, 2009.  The decrease was due to suspended depreciation on assets held for sale during the nine months ended April 30, 2009, as well as a higher value US Dollar relative to the Canadian dollar in 2008 resulting in lower US Dollar balances on depreciation of fixed assets denominated in Canadian dollars.

Engineering, research and development expense decreased from $1,336,926 during the nine months ended April 30, 2008 to $503,390 in the nine months ended April 30, 2009.  The decrease was primarily due to lower stock based compensation expense, lower product testing expenses, and a higher value US Dollar relative to the Canadian dollar in 2008 resulting in lower US Dollar balances on expenses denominated in Canadian dollars.  Additionally, results for the nine months ended April 30, 2009 only reflect operations of our business from August 1, 2008 to the sale date of December 11, 2008.

General and administrative expense decreased from $893,419 during the nine months ended April 30, 2008 to $285,207 in the nine months ended April 30, 2009.  The decrease was primarily due to a reduction in staff from 2008 to 2009, reduced legal fees, lower stock based compensation expense, and a higher value US Dollar relative to the Canadian dollar in 2008 resulting in lower US Dollar balances on expenses denominated in Canadian dollars.  Additionally, results for the nine months ended April 30, 2009 only reflect operations of our business from August 1, 2008 to the sale date of December 11, 2008.

Marketing expense decreased from $598,364 during the nine months ended April 30, 2008 to $187,166 in the nine months ended April 30, 2009.  The decrease was primarily due to a reduction in staff from 2008 to 2009, lower stock based compensation expense, and a higher value US Dollar relative to the Canadian dollar in 2008 resulting in lower US Dollar balances on expenses denominated in Canadian dollars.  Additionally, results for the nine months ended April 30, 2009 only reflect operations of our business from August 1, 2008 to the sale date of December 11, 2008.

A foreign exchange gain of $36,737 was recognized for the nine months ended April 30, 2009 as compared to $32,430 for the nine months ended April 30, 2008. Foreign exchange gains and losses are due to fluctuations in currency exchange rates.

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

At April 30, 2009, we had unrestricted cash balances of $3,199 (July 31, 2008 - $27,057), and restricted cash balances of $2,597,227, comprised of $2,500,000 proceeds from the sale of our assets that is held in escrow and $97,227 unspent funds advanced to us pursuant to the Bridge Note.  Management projects that we will require a minimum of $0.5 million and a maximum of $55.1 million additional cash to fund our debt repayments, ongoing operating expenses and working capital requirements through June 30, 2010, as detailed below.

	Estimated Range
Debt repayment (1)	$-	$53,300,000
General Working Capital (2)	465,000	1,776,000

TOTAL	$465,000	$55,076,000

(1)
Due to the Company’s default status, principal payments on all of our outstanding convertible debentures and preferred stock, and interest payable due within the next twelve months on these instruments, is callable in cash, or in shares at the option of the holders.  Any repayment of debt is limited by the amount of cash generated by the Company after the Asset Sale.

(2)
Represents (i) amounts budgeted for operations of the Company to June 30, 2010, and (ii) estimate of required payments for operating liabilities retained by the Company after the Asset Sale, exclusive of debt.

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

Cash Flows for Nine Months Ended April 30, 2009 and 2008

Our net loss of $2,171,666 for the nine months ended April 30, 2009 includes non-cash charges of $2,544,404 for interest and finance charges, and unrealized foreign exchange loss on financing activities of $1,538,066.  Increases in non-cash working capital during the nine months ended April 30, 2009 amounted to $380,609. Non-cash working capital changes resulted primarily from decreases in accounts payable and accrued liabilities, offset by a decrease in receivables and prepaid expenses.

Net cash provided by (used in) operating activities

Net cash generated by operating activities of continuing operations was $1,008,427 during the nine months ended April 30, 2009, compared to $824,196 during the nine months ended April 30, 2008. The increase in cash generated in the nine months ended April 30, 2009 was primarily due to higher income from patent settlements in 2009, and decreased general and administrative expenses after the completion of the Asset Sale in 2009.

Net cash used in operating activities of discontinued operations was $948,020 during the nine months ended April 30, 2009, as compared to $2,229,898 used during the nine months ended April 30, 2008.  The decrease in cash used was caused by lower loss from operations of the discontinued business.  During the nine months ended April 30, 2009, the operations of the discontinued business are only included in the Company’s consolidated operations from August 1, 2008 to December 11, 2008, while the nine months ended April 30, 2008 reflect the operations of the discontinued business for the entire period.

Net cash used in investing activities

Net cash used in investing activities was $Nil during the nine months ended April 30, 2009, compared to $47,209 during the nine months ended April 30, 2008, all of which was used in the Company’s discontinued operations for acquisition of property and equipment.

Net cash provided by (used in) financing activities

Net cash provided by (used in) financing activities was ($8,695) during the nine months ended April 30, 2009, compared to $1,165,000 provided during the nine months ended April 30, 2008.  All financing activities relate to continuing operations.

During the nine months ended April 30, 2009, we received gross and net proceeds through the sale of convertible debentures as follows:

	Gross	Financing	Net
Date	Proceeds	Costs	Proceeds
August 1, 2008	$152,500	$26,500	$126,000
August 15, 2008	100,000	-	100,000
	$252,500	$26,500	$226,000

During the nine months ended April 30, 2008, we received gross and net proceeds through the sale of convertible debentures totaling $1,334,500 and $1,165,000, respectively.

During the nine months ended April 30, 2009, the Company made cash repayment in the amount of $900,000 against outstanding principal on its $30,000,000 10% convertible debentures issued on June 23, 2005.

On December 11, 2008, YA Global Investments LP funded $762,532 through the Bridge Note with an annual interest rate of 14%, to be used to pay specified post-closing administrative items.  The Bridge Note is to be repaid from any future earnings of the Company.  Amounts outstanding under the Bridge Note are classified as Restricted Cash on the consolidated balance sheet.  During the nine months ended April 30, 2009, we released $665,305 from Restricted Cash balances to operational cash to pay specified post-closing administrative items.

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

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report (being April 30, 2009).   Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of the end of the quarter covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information relating to us and our subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.  There has not been any change in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following changes in our securities occurred during the nine months ended April 30, 2009 and from May 1, 2009 to June 19, 2009.  Upon conversion by the holders of various outstanding convertible debentures, we issued shares of our common stock pursuant to Rule 506 of Regulation D under the Securities Act in satisfaction of such conversions.  The shares were issued pursuant to Rule 506 of Regulation D under the Securities Act.

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

+
The certification attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by SmarTire Systems Inc. for purposes of Section 18 of the Exchange Act.

SIGNATURES

In accordance with the requirements for the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTIRE SYSTEMS INC.

/s/ David A. Dodge
David A. Dodge
Interim Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer and Principal Executive Officer)

Date:  June 19, 2009